Form 10-Q
period 1998-06-30
FLORIDA BANKS INC
filed 1998-09-09
CIK 1058802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1998

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934
         For the transition period from _____ to _____

                         Commission File Number 0-24683


                               FLORIDA BANKS, INC.
             (Exact name of registrant as specified in its charter)

            FLORIDA                                            58-2364573
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

                         SUITE 212 SOUTHPOINT SQUARE II
                            4110 SOUTHPOINT BOULEVARD
                                JACKSONVILLE, FL
                                   32216-0925
                    (Address of principal executive offices)

                                 (904) 296-2329
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   No X
                                           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                Class                           Outstanding at September 4, 1998
Common Stock, $.01 par value per share                      5,852,756

                               FLORIDA BANKS, INC.

                                      INDEX

                                                                      PAGE NO.

PART 1.       Financial Information

   Item 1.        Financial Statements:

              Condensed Balance Sheets
                  June 30, 1998 and December 31, 1997                        3

              Condensed Statements of Operations
                  for the Three and Six Month Periods Ended
                  June 30, 1998 and 1997                                     4

              Condensed Statement of Changes in
                  Shareholders' Equity for the Six Month Period
                  Ended June 30, 1998                                        5

              Condensed Statements of Cash Flows
                  for the Six Month Periods Ended June 30, 1998
                  and 1997                                                   6

              Notes to Condensed Financial Statements
                  for the Three and Six Month Periods
                  Ended June 30, 1998 and 1997                               7

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             11

      Item 3.     Quantitative and Qualitative Disclosure about
                  Market Risk                                               13

PART 2.       OTHER INFORMATION

      Item 1.     Legal Proceedings                                         13

      Item 2.     Changes in Securities                                     13

      Item 3.     Defaults Upon Senior Securities                           14

      Item 4.     Submission of Matters to a Vote of Security Holders       15

      Item 5.     Other Information                                         15

      Item 6.     Exhibits and Reports on Form 8-K                          15

      Signatures                                                            17

Item 1. Financial Statements

Florida Banks, Inc.

Condensed Balance sheets (Unaudited)
---------------------------------------------------------------------------------------------------
                                                                         June 30     December 31
                                                                           1998         1997
CASH AND DUE FROM BANKS                                               $ 1,915,823    $ 2,788,211
FEDERAL FUNDS SOLD                                                      8,665,000     10,245,000
                                                                      -----------    -----------

    Total cash and cash equivalents                                    10,580,823     13,033,211

INVESTMENT SECURITIES:
  Available for sale, at fair value (cost $10,473,061 and
  $10,445,885 at June 30, 1998 and December 31, 1997, respectively)    10,455,232     10,452,185
Other investments                                                         291,850        313,050

LOANS:
Commercial real estate                                                 14,566,519     15,281,442
Commercial                                                             15,087,266     13,157,905
Residential mortgage                                                    3,542,152      3,268,704
Consumer                                                                1,086,588      1,222,045
Credit card and other loans                                             1,089,098        869,031
                                                                      -----------    -----------
    Total loans                                                        35,371,623     33,799,127
Allowance for loan losses                                                (527,153)      (481,462)
Net deferred loan fees                                                    (94,411)       (78,765)
                                                                      -----------    -----------

    Net loans                                                          34,750,059     33,238,900

PREMISES AND EQUIPMENT, NET                                               584,867        511,503

ACCRUED INTEREST RECEIVABLE                                               345,557        332,031

DEFERRED INCOME TAXES, NET                                              2,403,716      2,420,271

OTHER ASSETS                                                              103,883         94,628
                                                                      -----------    -----------
TOTAL ASSETS                                                          $59,515,987    $60,395,779
                                                                      ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS
  Noninterest-bearing demand                                            6,227,664      6,441,785
  Interest-bearing demand                                               2,816,591      3,073,535
  Regular savings                                                       6,117,007      5,874,911
  Money market accounts                                                 1,413,391      1,348,431
  Time $100,000 and over                                               11,053,397     10,214,403
  Other time                                                           16,749,672     18,507,107
                                                                      -----------    -----------
    Total deposits                                                     44,377,702     45,460,172

REPURCHASE AGREEMENTS                                                   5,863,549      5,911,513

OTHER BORROWED FUNDS                                                    2,404,196      2,405,604

ACCRUED INTEREST PAYABLE                                                  183,508        198,817

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                     101,642        106,038
                                                                      -----------    -----------
    Total liabilities                                                  52,930,597     54,082,144

SHAREHOLDERS' EQUITY:
Common Stock                                                               13,750         12,152
Additional paid-in capital                                              5,776,398      5,537,996
Retained earnings (deficit of $8,434,037 eliminated
upon quasi-reorganization on December 31, 1995)                           806,296        759,707
Unrealized gain (loss) on available for sale
investment securities, net of tax                                         (11,054)         3,780
                                                                      -----------    -----------

   Total shareholders' equity                                           6,585,390      6,313,635
                                                                      -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $59,515,987    $60,395,779
                                                                      ===========    ===========

See notes to condensed financial statements.

FLORIDA BANKS, INC.

CONDENSED STATEMENTS OF OPERATIONS  (Unaudited)
--------------------------------------------------------------------------------


                                                 Three Month Period Ended           Six Month Period Ended
                                                          June 30,                         June 30,
                                                 ------------------------          ------------------------
                                                     1998         1997                 1998         1997
                                                 -----------  -----------          -----------  -----------

INTEREST INCOME:
  Loans, including fees                          $  868,882   $  856,586           $ 1,676,700  $ 1,653,118
  Investment securities                             157,580      138,534               320,296      278,666
  Federal funds sold                                 81,150       98,271               177,439      199,028
                                                 ----------   ----------           -----------  -----------
          Total interest income                   1,107,612    1,093,391             2,174,435    2,130,812
                                                 ----------   ----------           -----------  -----------
INTEREST EXPENSE:
  Deposits                                          506,112      527,175             1,015,598    1,036,151
  Repurchase agreements                              59,030       47,726               119,732       88,206
  Borrowed funds                                     22,853        8,785                47,568       15,419
                                                 ----------   ----------           -----------  -----------
          Total interest expense                    587,995      583,686             1,182,898    1,139,776
                                                 ----------   ----------           -----------  -----------
NET INTEREST INCOME                                 519,617      509,705               991,537      991,036

PROVISION FOR LOAN LOSSES                            15,000       15,000                30,000       30,000
                                                 ----------   ----------           -----------  -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                        504,617      494,705               961,537      961,036
                                                 ----------   ----------           -----------  -----------
NONINTEREST INCOME:
  Service fees                                       91,276       65,470               186,239      151,596
  Gain on sale of loans                                           44,550                19,709      108,925
  Gain on sale of other real estate owned                                                8,197        7,391
  Other noninterest income                           24,314       11,499                53,677       22,093
                                                 ----------   ----------           -----------  -----------
                                                    115,590      121,519               267,822      290,005
                                                 ----------   ----------           -----------  -----------
NONINTEREST EXPENSES:
  Salaries and benefits                             335,017      274,103               634,887      512,885
  Occupancy and equipment                            87,735       60,480               163,445      120,645
  Data processing                                    23,774       23,332                49,239       46,099
  Other                                             182,066      103,984               306,649      237,219
                                                 ----------   ----------           -----------  -----------
                                                    628,592      461,899             1,154,220      916,848
                                                 ----------   ----------           -----------  -----------
INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES                         (8,385)     154,325                75,139      334,193

PROVISION (BENEFIT) FOR
  INCOME TAX EXPENSES                                (3,180)      58,890                28,550      127,527
                                                 ----------   ----------           -----------  -----------
NET INCOME (LOSS)                                $   (5,205)  $   95,435           $    46,589  $   206,666
                                                 ==========   ==========           ===========  ===========

EARNINGS (LOSS) PER SHARE:
  Basic                                          $     0.00   $     0.07           $      0.03   $     0.16
                                                 ==========   ==========           ===========   ==========
  Diluted                                        $     0.00   $     0.07           $      0.03   $     0.16
                                                 ==========   ==========           ===========   ==========


See notes to condensed financial statements.

FLORIDA BANKS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY  (Unaudited)
--------------------------------------------------------------------------------

                                                                                        Unrealized
                                                                                      (Loss) Gain on
                                                                                         Available
                                                                                         for sale
                                       Common Stock         Additional                  Investment
                                   ---------------------     Paid-In      Retained      Securities,
                                   Shares      Par Value     Capital      Earnings       Net of Tax        Total

BALANCE, DECEMBER 31, 1997        1,215,194     $12,152     $5,537,996    $759,707        $  3,780      $6,313,635

Net income                                                                  46,589                          46,589
Exercise of stock options           159,806       1,598        238,402                                     240,000
Unrealized loss on available
  for sale investment securities,
  net                                                                                      (14,834)        (14,834)
                                  ---------     -------     ----------    --------         --------     ----------
BALANCE, JUNE 30, 1998
(UNAUDITED)                       1,375,000     $13,750     $5,776,398    $806,296        $(11,054)     $6,585,390
                                  =========     =======     ==========    ========        ========      ==========

See notes to condensed financial statements.

FLORIDA BANKS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------------------------------

                                                                     Six Month Period Ended
                                                                            June 30
                                                              ----------------------------------
                                                                 1998                    1997
                                                              ----------------------------------
OPERATING ACTIVITIES
Net income                                                   $  46,589                $206,666
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                                 68,502                  51,032
  Deferred income taxes                                         63,553                 127,527
  Gain on sale of securities                                    (8,197)                 (7,391)
  Amortization of premiums on investments, net                 (20,365)                 (8,074)
  Provision for loan losses                                     30,000                  30,000
  Increase in accrued interest receivable                      (13,527)                (26,566)
  (Decrease) increase in accrued interest payable              (15,309)                 12,642
  Increase in other assets                                     (44,258)                 (9,583)
  Decrease in other liabilities                                 (4,396)                (16,739)
                                                           -----------             -----------
    Net cash provided by operating activities                  102,592                 359,514
                                                           -----------             -----------
INVESTING ACTIVITIES:
  Proceeds from sales, paydowns and maturities
   of investment securities:
   Available for sale                                        5,499,797              10,077,091
   Other                                                        28,600                    -
  Purchases of investment securities:
   Available for sale                                       (5,501,110)            (10,556,657)
   Other investments                                            (7,400)                (17,000)
  Net increase in loans                                     (1,541,159)             (2,837,880)
  Purchases of premises and equipment                         (141,866)                (45,734)
    Net cash used in investing activities                   (1,663,138)             (3,380,180)


FINANCING ACTIVITIES:
  Net (decrease) increase in demand deposits,
   money market accounts and savings accounts                 (164,029)                845,693
  Net (decrease) increase in time deposits                    (918,441)                246,844
  Decrease in repurchase agreements                            (47,964)                (69,138)
  Decrease in other borrowed funds                              (1,408)               (906,450)
  Exercise of stock options                                    240,000                     -
                                                           -----------             -----------
    Net cash (used in) provided by financing activities       (891,842)                116,949
                                                           -----------             -----------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                      (2,452,388)             (2,903,717)

CASH AND CASH EQUIVALENTS:

  Beginning of period                                       13,033,211              14,898,784

  End of period                                            $10,580,823             $11,995,067
                                                           ===========             ===========

See notes to condensed financial statements.

FLORIDA BANKS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED
JUNE 30, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      Florida Banks, Inc. (the "Company") was incorporated on October 15, 1997 for the purpose of becoming a bank holding company and acquiring First National Bank of Tampa (the "Bank"). On August 4, 1998, the Company completed its initial public offering and its merger (the "Merger") with the Bank pursuant to which the Bank was merged with and into Florida Bank No. 1, N.A., a wholly-owned subsidiary of the Company, and renamed Florida Bank, N.A. Shareholders of the Bank received 1,375,000 shares of common stock of the Company valued at $13,750,000. The Merger was considered a reverse acquisition for accounting purposes, with the Bank identified as the accounting acquiror. The Merger will be accounted for as a purchase, but no goodwill will be recorded in the Merger and the financial statements of the Bank will become the historical financial statements of the Company. Accordingly, the financial statements for the three month and six month periods ended June 30, 1998 and 1997, presented herein are the financial statements of the Bank and do not reflect the Merger with the Company which was effective on August 4, 1998.

      The number of shares of common stock, the par value of common stock and per share amounts have been restated to reflect the shares exchanged in the Merger.

      The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements. These unaudited condensed financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results of the interim periods have been made. Results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

FLORIDA BANKS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED
JUNE 30, 1998 AND 1997 (UNAUDITED)  (Continued)
--------------------------------------------------------------------------------


2.    MERGER

      The Company's operations through June 30, 1998 relate primarily to expenditures for incorporating and organizing the Company and are not reflected in the financial statements presented herein. The following is a summary of the balance sheet and statement of operations of the Company as of June 30, 1998 and for the six month period then ended:


      BALANCE SHEET

      ASSETS
        Cash                                                        $    63,435
        Deferred public offering costs                                  340,318
                                                                     ----------
      TOTAL ASSETS                                                  $   403,753
                                                                     ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
        Accrued expenses and public offering costs                  $   251,030
                                                                     ----------
        Total liabilities                                               251,030
                                                                     ----------

      SHAREHOLDERS' EQUITY
        Preferred stock                                                 606,000
        Common stock                                                      3,778
        Additional paid-in capital                                    3,774,222
        Warrants to acquire common stock                                164,832
        Accumulated deficit                                          (4,396,109)
                                                                     ----------
          Total shareholders' equity                                    152,723
                                                                     ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $   403,753
                                                                     ==========


      STATEMENT OF OPERATIONS

      EXPENSES
        Salaries and benefits                                       $ 3,210,568
        Financing costs                                                 972,024
        Occupancy and equipment                                          16,301
        Other                                                           170,774
                                                                     ----------
        Net loss before cumulative effect of
          change in accounting                                       (4,369,667)
        Cumulative effect of change in accounting
          for organizational costs                                      (26,442)
                                                                    -----------
          Net loss                                                  $(4,396,109)
                                                                    ===========

FLORIDA BANKS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED
JUNE 30, 1998 AND 1997 (UNAUDITED)  (Continued)
--------------------------------------------------------------------------------


3.    STOCK OPTIONS

      During 1994, the Bank's Board of Directors approved a Stock Option Plan (the "Plan") for certain key officers, employees and directors whereby
      199,758 shares of the Bank's common stock were made available through qualified incentive stock options and non-qualified stock options. The Plan specifies that the exercise price per share of common stock under each option shall not be less than the fair market value of common stock on the date of the grant, except for qualified stock options granted to individuals who own either directly or indirectly more than 10% of the Bank's outstanding stock. For qualified stock options granted to those individuals owning more than 10% of the Bank's outstanding stock, the exercise price shall not be less than 110% of the fair market value of the common stock on the date of grant. Options issued under the Plan expire ten years after the date of grant, except for qualified stock options granted to individuals owning more than 10% of the Bank's outstanding stock. For qualified stock options granted to more individuals owning more than 10% of the Bank's outstanding stock, the expiration date shall be five years from the date of grant or earlier if specified in the option agreement. During 1994, the Bank granted stock options to purchase 159,806 shares of the Bank's common stock at an exercise price of $1.50182 per share. No options were granted during 1995, 1996 or 1997. All 159,806 of the options were exercised on May 28, 1998.

4.    EARNINGS PER SHARE

      The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per common share.

                                         Three Month Period Ended       Six Month Period Ended
                                                 June 30,                       June 30,
                                         ------------------------       ----------------------
                                            1998          1997             1998        1997
                                         ----------    ----------       ----------  ----------
Weighted average number of common
  shares outstanding - Basic             1,272,013     1,215,194         1,243,604   1,215,194

Incremental shares from assumed
  conversion of stock options               87,519        85,903           111,663      85,903
                                         ---------     ---------         ---------   ---------
Total - Diluted                          1,359,532     1,301,097         1,355,267   1,301,097
                                         =========     =========         =========   =========

      The incremental shares from the assumed conversion of stock options were determined using the treasury stock method under which the assumed proceeds were equal to (1) the amount that the Bank would receive upon the exercise of the options plus (2) the amount of tax benefit that would be credited to additional paid-in capital assuming exercise of the options. The assumed proceeds are used to purchase outstanding common shares at the Company's offering price of $10.00 per share for 1998 and an assumed fair value equal to the Bank's average book value per common share for 1997 as the Bank's stock was not actively traded and limited trades during 1997 indicated that book value was a reasonable estimate of fair value.

FLORIDA BANKS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED
JUNE 30, 1998 AND 1997 (UNAUDITED)  (Continued)
--------------------------------------------------------------------------------


5.    NEW ACCOUNTING PRONOUCEMENTS

      During the quarter ended March 31, 1998, the Bank adopted Statement of financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for the financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in the financial statement. Additionally, SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. Total comprehensive income (loss) for the three months and six months ended June 30, 1998 was $(1,423) and $31,755, respectively. Other comprehensive income was comprised solely of the change in unrealized gains (loss) on available for sale investment securities, net.

6.    SUBSEQUENT EVENTS

      On August 4, 1998, the Company completed its initial public offering of 4,000,000 shares at an offering price of $10.00 per share and completed its Merger with the Bank. See Note 1.

      On September 1, 1998, the Underwriters exercised a portion of their over-allotment option and purchased an additional 100,000 shares of the Company's Common Stock, $.01 par value per share, at a price of $10.00 per share, less underwriting discounts and commissions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-Q.

LIQUIDITY

The Bank has traditionally maintained levels of liquidity above levels required by regulatory authorities. The Bank's operational needs, demand for loan disbursements, and savings withdrawals can be met by loan principal, interest payments received, new deposits, and excess liquid assets. Significant loan demand, deposit withdrawal, increased delinquencies, and increased real estate acquired in settlement of loans could alter this condition. Management does not foresee any liquidity problems for 1998.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to three Months Ended June 30, 1997

The Bank's net income for the second quarter of 1998 decreased $101,000, or 106%, to a net loss of $5,000 for the three month period ended June 30, 1998, from net income of $95,000 for the corresponding period in 1997. Basic and diluted earnings per share were $.00 for the second quarter of 1998 compared to $.07 for the second quarter in 1997. The increase in net interest income of $10,000 and decrease in the provision for income taxes of $62,000 was offset by an increase in noninterest expense of $167,000 and a decrease in noninterest income of $6,000.

The increase in net interest income of $10,000, or 1.9%, for the second quarter in 1998 compared to the second quarter in 1997, consists of an increase in interest income of $14,000, or 1.3%, and an increase in interest expense of $4,000, or 0.7%.

The provision for loan losses charged to operation in both the second quarters of 1998 and 1997 totaled $15,000.

Noninterest income decreased $6,000, or 4.8%, for the second quarter in 1998 compared to the second quarter in 1997. Increases in service fees and other noninterest income were offset by a decrease in the gain on sale of loans for the second quarter or 1998. The decrease in the gain on sale of loans is due to the timing of the sale of such loans.

Noninterest expense increased $167,000, or 36%, to $629,000 for the second quarter of 1998 from $462,000 for the second quarter in 1997. The increase in noninterest expense resulted primarily from increases in salaries and benefits, occupancy and equipment, and other expenses. The increase in salaries and benefits of $61,000, or 22%, to $335,000 for the second quarter of 1998 from $274,000 for the second quarter in 1997, results from normal salary increases and the addition of lending and other staff for the Jacksonville branch. The increase in occupancy and equipment expense of $27,000, or 45%, resulted from the additional leased space for the Bank's SBA department, start up costs for the Jacksonville branch and from additional depreciation and maintenance expenses resulting from the purchase of additional computer equipment. The increase in other expenses of $78,000, or 75%, to $182,000 results from the additional expenses in relation to the opening of the Jacksonville branch and legal, accounting and other professional fees associated with the merger with first National Bank of Tampa (the "Merger").

The effective tax rate for both the second quarter of 1998 and 1997 was 38%, representing the estimated effective annual tax rates for both periods.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

The Bank's net income for the six months ended June 30, 1998 decreased $160,000, or 77%, to $47,000 from $207,000 for the corresponding period in 1997. Basic and diluted earnings per share were $.03 for the first six months of 1998 compared to $.16 for the first six months of 1997. The increase in net interest income of $1,000 and decrease in the provision for income taxes of $99,000 was partially offset by decrease in noninterest income of $22,000 and an increase in noninterest expense of $237,000.

The increase in net interest income of $1,000 for the first six months of 1998 compared to the same period in 1997 consists of an increase in interest income of $44,000, or 2.0%, and an increase in interest expense of $43,000, or 3.8%.

The provision for loan losses charged to operation in both the first six month periods of 1998 and 1997 totaled $30,000.

Noninterest income decreased $22,000, or 7.6%, for the first six months in 1998 compared to the same period in 1997. Increases in service fees of $35,000, or 23%, and other noninterest income of $32,000, or 143%, were offset by a decrease in the gain on sale of loans of $89,000 for the first six months of 1998 compared to the corresponding period of 1997. The decrease in the gain on sale of loans is due to the timing of the sale of such loans which can fluctuate rather significantly on a quarterly basis.

Noninterest expense increased $237,000 , or 26%, to $1.2 million for the first six months of 1998 from $917,000 for the first six months of 1997. The increase in noninterest expenses resulted primarily from increases in salaries and benefits, occupancy and equipment costs, and other expenses. The increase in salaries and benefits of $122,000, or 24%, to $635,000 for the first six months of 1998 from $513,000 for the first six months in 1997 resulted from normal salary increases and the addition of lending and other staff for the Jacksonville branch. The increase in occupancy and equipment expense of $43,000, or 35%, resulted from the additional leased space for the Bank's SBA department, start up costs for the Jacksonville branch and from additional depreciation and maintenance expenses resulting from the purchase of additional computer equipment. The increase in other expenses of $70,000, or 29%, from $237,000 to $307,000 resulted from the additional expenses incurred in connection with the opening of the Jacksonville branch and legal, accounting and other professional fees associated with the Merger.

The effective tax rate for both the first six months of 1998 and 1997 was 38%, representing the estimated effective annual tax rates for both periods.

FINANCIAL CONDITION

Total assets at June 30, 1998 were $59.5 million, a decrease of $880,000, or 1.5%, from $60.4 million at December 31, 1997. Total loans increased $1.6 million, or 4.7%, to $35.4 million at June 30, 1998 from $33.8 million at December 31, 1997. The increase in total loans was funded by a reduction in Federal funds sold of $1.6 million, or 15.4%, from $10.2 million at December 31, 1997 to $8.7 million at June 30, 1998.

Deposits decreased $1.1 million, or 2.4%,from $45.5 million at December 31, 1997 to $44.4 million at June 30, 1998. The decrease in total deposits results primarily from a decrease in other time deposits of $1.8 million which is offset by an increase in time deposits of $100,000 and over of $839,000. Time deposits often fluctuate in response to interest rate changes and can vary rather significantly on a quarterly basis. Shareholder's equity increased by $272,000, or 4.3% from $6.3 million at December 31, 1997 to $6.6 million at June 30, 1998. This increase results primarily from the exercise of stock options on May 28, 1998 whereby 240,000 shares of stock were purchased at an exercise price or $1.00 per share.

Nonaccrual loans increased $415,000 at June 30, 1998, compared to $0 at December 31, 1997. These nonaccrual loans represent five commercial loans, four of which are SBA loans of which $303,000 are guaranteed by the SBA, subject to certain conditions. The Bank reflected these loans as nonaccrual as they are over 90 days past-due and in liquidation at June 30, 1998. These loans were classified as impaired loans at December 31, 1997 which an allowance for loan losses for the Bank's estimated exposure on these loans.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company's products, profit margins and the sufficiency of the Company's cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         Not applicable.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

On August 4, 1998, the Company completed an initial public offering of its Common Stock, $.01 par value per share (the "Offering"). The managing underwriters in the Offering were The Robinson- Humphrey Company, LLC and Interstate/Johnson Lane Corporation (the "Underwriters"). The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement," registration number 333-50867). The Registration Statement was declared effective by the Securities and Exchange Commission on July 28, 1998.

On July 30, 1998, the Company commenced the Offering. The offering terminated on August 4, 1998 after the Company had sold all 4,000,000 shares of Common Stock registered under the Registration Statement. In addition, on September 1, 1998, the Underwriters exercised a portion of their over-allotment option to purchase an additional 100,000 shares of Common Stock at a price of $10.00 per share, less underwriting discounts and commissions. The Company registered a total of

4,600,000 shares, of which 600,000 shares were registered to cover the Underwriters' over-allotment, at an assumed offering price of $12.00 per share for an aggregate price of the amount registered of $55,200,000. From the effective date of the Registration Statement to September 1, 1998, 4,100,000 of the shares were sold at a price to the public of $10.00 per share for an aggregate offering price of $41,000,000, less underwriting discounts and commissions.

From the effective date of the Registration Statement to September 1, 1998, the Company paid an aggregate of $2,870,000 in underwriting discounts and commissions. In addition, the following table sets forth an estimate of all expenses incurred in connection with the Offering, other than underwriting discounts and commissions. All of the amounts shown are estimated except for the registration fees of the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and the Nasdaq National Market. None of the amounts shown were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or an affiliate of the Company.

           SEC registration fee                     $  20,991
           NASD filing fee                              6,020
           Nasdaq national market filing fee           62,725
           Printing and engraving expenses            140,400
           Legal fees and expenses                    237,000
           Accounting fees and expenses               130,000
           Miscellaneous                              139,864
                                                    ---------
           Total                                    $ 737,000
                                                    =========

After deducting underwriting discounts and commissions and the Offering expenses described above, net proceeds to the Company from the Offering were approximately $37,100,000. Of this amount, the Company infused $12 million into the Bank's capital. The remaining amount of approximately $25,100,000 has been allocated for the redemption of preferred stock in the amount of $606,000 and for general working capital. The remaining proceeds were invested as follows (amounts are estimated):

           Temporary investments
             Repurchase agreements                $18,800,000
             Available for sale securities          6,300,000
                                                  -----------
           Total                                  $25,100,000
                                                  ===========

None of the net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning ten percent of more of any class of equity securities of the Company, or an affiliate of the Company, except that $137,500 was paid to an affiliate of the Company in connection with the Merger.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

In lieu of a special meeting of the shareholders of the Company, on June 6, 1998, the shareholders of the Company by written consent approved the following matters:

         (i) an amendment to the Company's Articles of Incorporation increasing the Company's authorized capital stock from 10,000,000 shares to 31,000,000 shares and increasing the Company's authorized  Common  Stock  from  9,000,000  shares to  30,000,000 shares;

         (ii) an amendment to the Company's Articles of Incorporation providing that a director elected to fill a vacancy shall be elected for the unexpired term of his predecessor in office;

         (iii) an amendment to the Company's Articles of Incorporation providing that the Company elects not to be governed by the anti-takeover provisions as provided in Section 607.0901 of the Florida Business Corporation Act;

         (iv) the filing of the Second Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida; and

         (v) the adoption of the Florida Banks, Inc. 1998 Stock Option Plan providing for the grant of incentive stock options as well as non-qualified stock options to directors, officers and employees of the Company and certain consultants and advisors of the Company.


Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
                 Exhibit 27  Financial Data Schedule

         (b) Reports on Form 8-K

         No report on Form 8-K was filed during the quarter ended June 30, 1998.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Florida Banks, Inc.


Date: September 4, 1998              By: /s/ Charles E. Hughes, Jr.
                                         --------------------------
                                         Charles E. Hughes, Jr.
                                         President and Chief
                                         Executive Officer


Date: September 4, 1998              By: /s/  T. Edwin Stinson, Jr.
                                         --------------------------
                                         T. Edwin Stinson, Jr.
                                         Chief Financial Officer