Form 10-Q
period 1998-09-30
FLORIDA BANKS INC
filed 1998-11-17
CIK 1058802

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         (Mark One)
   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934

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

                                 (904) 296-2329
              (Registrants telephone number, including area code)

                                 Not applicable
             (Former name, former address, and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   No[X]

Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.

     Title                                   Outstanding
     COMMON STOCK, $.01 PAR VALUE            OUTSTANDING AT SEPTEMBER 30, 1998
     PER SHARE                               5,852,756

ITEM 1. FINANCIAL STATEMENTS

FLORIDA BANKS, INC.

CONDENSED BALANCE SHEET (Unaudited)
--------------------------------------------------------------------------------
                                                     September 30,  December 31,
                                                         1998           1997

ASSETS
CASH AND DUE FROM BANKS                               $ 2,377,063   $ 2,788,211
FEDERAL FUNDS SOLD                                      6,115,000    10,245,000
REPURCHASE AGREEMENTS PURCHASED                        18,000,000
                                                       ----------    ----------
Total cash and cash equivalents                        26,492,063    13,033,211

INVESTMENTS SECURITIES:
  Available for sale, at fair value
  (cost $23,541,536 and $10,445,885 at
  September 30, 1998 and December 31, 1997,
  respectively)                                        23,558,027    10,452,185
Other investments                                         291,850       313,050

LOANS:
  Commercial real estate                               15,915,636    15,281,442
  Commercial                                           19,288,139    13,157,905
  Residential mortgage                                  4,179,615     3,268,704
  Consumer                                              1,129,396     1,222,045
  Credit card and other loans                           1,300,433       869,031
                                                       ----------    ----------
        Total loans                                    41,813,219    33,799,127
  Allowance for loan losses                              (611,053)     (481,462)
  Net deferred loan fees                                 (100,364)      (78,765)
                                                       ----------    ----------
        Net loans                                      41,101,802    33,238,900

PREMISES AND EQUIPMENT, NET                               715,881       511,503

ACCRUED INTEREST RECEIVABLE                               482,425       332,031

DEFERRED INCOME TAXES, NET                              2,390,224     2,420,271

OTHER ASSETS                                              159,109        94,628
                                                      -----------   -----------
TOTAL ASSETS                                          $95,191,381   $60,395,779
                                                      ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
  Noninterest-bearing demand                          $ 5,734,585   $ 6,441,785
  Interest-bearing demand                               3,391,046     3,073,535
  Regular savings                                       7,862,425     5,874,911
  Money market accounts                                 1,274,257     1,348,431
  Time $100,000 and over                               10,822,829    10,214,403
  Other time                                           18,105,546    18,507,107
                                                      -----------   -----------
        Total deposits                                 47,190,688    45,460,172

REPURCHASE AGREEMENTS SOLD                              3,395,646     5,911,513

TREASURY TAX AND LOANS                                    607,193     2,405,604

ACCRUED INTEREST PAYABLE                                  200,250       198,817

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                     145,456       106,038
                                                      -----------   -----------
        Total Liabilities                              51,539,233    54,082,144
                                                      -----------   -----------

SHAREHOLDERS' EQUITY:
  Common Stock                                             58,528        12,152
  Additional paid-in capital                           46,090,851     5,537,996
  Preferred stock                                         606,000
  Warrants                                                164,832
  Retained earnings (accumulated deficit)
    (deficit of $8,434,037 eliminated upon
    quasi-reorganization on December 31, 1995          (3,278,287)      759,707
  Unrealized gain on available for sale
    investment securities, net of tax                      10,224         3,780
                                                      -----------   -----------
        Total shareholders' equity                     43,652,148      6,313,63
                                                      -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $95,191,381   $60,395,779
                                                      ===========   ===========

See notes to condensed financial statements.

FLORIDA BANKS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                              Three Month Period Ended   Nine Month Period Ended
                                     September 30,             September 30,
                              ------------------------   -----------------------
                                   1998         1997         1998        1997
                              ------------------------   -----------------------

INTEREST INCOME:
  Loans, including fees        $  960,137   $  854,843   $2,636,837   $2,507,961
  Investment securities           328,406      145,727      648,702      424,393
  Federal funds sold              208,450       84,716      385,888      283,744
                               ----------   ----------   ----------   ----------
     Total interest income      1,496,993    1,085,286    3,671,427    3,216,098
                               ----------   ----------   ----------   ----------

INTEREST EXPENSE:
  Deposits                        533,360      521,824    1,548,958    1,557,975
  Repurchase agreements            47,642       45,395      167,374      133,601
  Borrowed funds                   26,034        9,739       73,602       25,158
                               ----------   ----------   ----------   ----------
     Total interest expense       607,036      576,958    1,789,934    1,716,734
                               ----------   ----------   ----------   ----------

NET INTEREST INCOME               889,957      508,328    1,881,493    1,499,364

PROVISION FOR LOAN LOSSES          77,000       15,000      107,000       45,000
                               ----------   ----------   ----------   ----------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES         812,957      493,328    1,774,493    1,454,364
                               ----------   ----------   ----------   ----------

NONINTEREST INCOME:
  Service fees                    102,283       83,540      288,522      235,136
  Gain on sale of loans            80,349        9,192      100,058      118,117
  Gain on sale of securities         --            244        8,197        7,635
  Other noninterest income         21,459       10,153       75,136       32,246
                               ----------   ----------   ----------   ----------
                                  204,091      103,129      471,913      393,134
                               ----------   ----------   ----------   ----------

NONINTEREST EXPENSES:
  Salaries and benefits         3,694,526      253,773    4,329,413      766,658
  Occupancy and equipment         139,652       62,305      303,097      182,950
  Data processing                  30,582       22,913       79,822       69,012
  Other                         1,236,873      125,769    1,543,518      362,988
                               ----------   ----------   ----------   ----------
                                5,101,633      464,760    6,225,850    1,381,608
                               ----------   ----------   ----------   ----------

INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES   (4,084,585)     131,697   (4,009,444)     465,890

PROVISION (BENEFIT) FOR
  INCOME TAX EXPENSES                --         50,225       28,550      177,782
                               ----------   ----------   ----------   ----------

NET INCOME (LOSS)             $(4,084,585)  $   81,442  $(4,037,994)  $  288,108
                              ===========   ==========  ===========   ==========

EARNINGS (LOSS) PER SHARE:
  Basic                       $     (0.94)  $     0.07  $     (1.25)  $     0.24
                              ===========   ==========  ===========   ==========
  Dilited                         N/A       $     0.06      N\A       $     0.22
                                            ==========                ==========

See notes to condensed financial statements.

FLORIDA BANKS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
--------------------------------------------------------------------------------

                                                                                                             Unrealized
                                                                                                           (Loss) Gain on
                                                                                                             Available
                                                                                       Warrants  Retained     for Sale
                                                                           Additional to Acquire Earnings    Investment
                                     Preferred Stock      Common Stock        Paid-In   Common (Accumulated  Securities,
                                     Shares Par Value   Shares  Par Value     Capital   Stock     Deficit)   Net of Tax    Total
                                     ------ ---------   ------  ---------     -------   -----     --------   ----------    -----

BALANCE, DECMEBER 31, 1997                             1,215,194  $12,152  $ 5,537,996           $   759,707   $ 3,780  $ 6,313,635

Net income                                                                                        (4,037,994)            (4,037,994)
Proceeds from
  Initial Public Offering, net                         4,100,000   41,000   37,351,950                                   37,392,950
Exercise of stock options                                159,806    1,598      238,402                                      240,000
Issuance of Common Stock
  to Founders
Issuance of Common Stock
   to Founders                                           297,000    2,970    2,155,718                                    2,158,688
Issuance of Units                                         80,800      808      807,192 $164,832                             972,832
Issuance of preferred stock           60,600 $606,000                                                                       606,000
Unrealized gain on available
   for sale investment securities,
   net                                                                                                           6,444        6,444
Purchase of fractional shares                                (44)                 (407)                                        (407)
                                      ------ --------  ---------  -------  ----------- --------  -----------   -------  -----------

BALANCE, SEPTEMBER 30, 1998
   (UNAUDITED)                        60,600 $606,000  5,852,756  $58,528  $46,090,851 $164,832  $(3,278,287)  $10,224  $43,652,148
                                      ====== ========  =========  =======  =========== ========  ===========   =======  ===========

See notes to Condensed Financial Statements.
                                       4


FLORIDA BANKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                         Nine Month Period Ended
                                                              September 30,
                                                         -----------------------
                                                          1998             1997
                                                          ----             ----
OPERATING ACTIVITIES:
Net income (loss)                                    $ (4,037,994)   $    288,108
Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
   Noncash compensation and financing costs             3,939,054            --
   Depreciation and amortization                          111,604          79,227
   Deferred income taxes                                   23,330            --
   Gain on sale of securities                              (8,197)         (7,635)
   Amortizaiton of premiums on investments, net           (45,878)        (15,667)
   Provision for loan losses                              107,000          45,000
   Increase in accrued interest receivable               (150,394)        (37,597)
   Increase in accrued interest payable                     1,443          13,679
   Increase in other assets                               (64,481)       (325,735)
   Decrease (increase) in other liabilities              (120,362)        301,579
                                                     ------------    ------------
        Net cash (used in) provided by
          operating activites                            (244,875)        518,743
                                                     ------------    ------------

INVESTING ACTIVITIES:
  Proceeds from sales, paydowns and maturities
   of investment securities:
   Available for sale                                   6,325,899      12,172,441
   Other                                                   28,600            --
  Purhcases of investment securities:
   Available for sale                                 (19,364,505)    (13,525,642)
   Other investments                                       (7,400)        (42,200)
  Net increas in loans                                 (7,969,902)     (2,883,583)
  Cash resulting from Merger                              163,971            --
  Purchases of premises and equipment                    (275,495)        (87,105)
                                                     ------------    ------------
        Net cash used in investing activities         (21,098,832)     (4,366,089)
                                                     ------------    ------------

FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits,
    money market accounts and savings accounts          1,523,651        (449,899)
  Net increase (decrease) in time deposits                206,865        (375,157)
  Increase (decrease) in repurchase agreements         (2,515,867)        200,864
  Increase (decrease) in other borrowed funds          (1,798,411)        387,503
  Exercise of stock options                               240,000            --
  Proceeds from Initial Public Offering                38,129,551            --
  Proceeds from sale of Units                               3,778            --
  Offering costs                                         (737,008)           --
  Payment of Note Payable                                (250,000)           --
                                                     ------------    ------------
        Net cash provided by (used in)
          financiing activities                        34,802,559        (236,689)
                                                     ------------    ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS:                                13,458,852      (4,084,035)

CASH AND CASH EQUIVALENTS:

  Beginning of period                                  13,033,211      14,898,784
                                                     ------------    ------------
  End of Period                                      $ 26,492,063    $ 10,814,749
                                                     ============    ============

SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:
   Cash paid for interest                            $  1,788,501    $  1,696,745
                                                     ============    ============

See notes to condensed financial statements.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------
1.   BASIS OF PRESENTATION

     Florida Banks, Inc. (the Company) was incorporated on October 15, 1997 for the purpose of becoming a bank holding company and acquiring First National Bank of Tampa (the Bank). On August 4, 1998, the Company completed its initial public offering and its merger (the Merger) with the Bank pursuant to which the Bank was merged with and into Florida Bank No. 1, N.A., a wholly-owned subsidiary of the Company, and renamed Florida Bank, N.A. Shareholders of the Bank received 1,375,000 shares of common stock of the Company valued at $13,750,000. The Merger was considered a reverse acquisition for accounting purposes, with the Bank identified as the accounting acquiror. The Merger has been accounted for as a purchase, but no goodwill has been recorded in the Merger and the financial statements of the Bank have become the historical financial statements of the Company.

     The number of shares of common stock, the par value of common stock and per share amounts have been restated to reflect the shares exchanged in the Merger.

     The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements. These unaudited condensed financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Companys Registration Statement on Form S-1 as filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results of the interim periods have been made. Results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   NON-RECURRING EXPENSES

     The Company incurred a non-recurring non-cash, charge of $3,939,054 related to the February 3, 1998 sale of common stock and warrants included in the Units sold to foreign investors and the February 11, 1998 sale of the 297,000 shares of common stock to 14 officers, directors, and consultants. The Company recorded such non-cash compensation expense and financing costs measured as the difference between the fair value of common stock, based upon the initial public offering price of $10.00 per share, and the sale price or allocated proceeds of $.01 per share. These non-cash charges were recorded with a corresponding increase in additional paid-in capital and therefore had no effect on the Companys total shareholders equity or book value.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)  (Continued)
--------------------------------------------------------------------------------

3.   SHAREHOLDERS EQUITY

     On February 3, 1998, the Company sold 101 Units to accredited foreign investors. Each Unit was comprised of (i) 600 shares of Series A Preferred Stock, (ii) 800 shares of Common Stock, and (iii) Warrants to purchase 800 shares of Common Stock at the initial public offering price, at the price of $6,008 per Unit. The net proceeds to the Company from this private placement was approximately $600,000. The Series A Preferred Stock has been valued at its redemption value of $606,000. The Company is in the process of redeeming the Series A Preferred Stock at a redemption price of $10.00 per share using a portion of the proceeds from the initial public offering. The Series A. Preferred Stock is non-voting. The Company recorded a nonrecurring noncash charge of $972,000 relating to the issuance of the Common Stock and Warrants, with a corresponding increase to shareholders equity. Financing costs relating to the Common Stock have been measured as the difference between the fair value of the Common Stock, based on the initial public offering price of $10.00 per share, and the allocated proceeds of $.01 per share. The Warrants have been valued at an aggregate price of $164,832 or $2.04 per share, as determined by an independent appraisal. The proceeds from the issuance of such Units provided funding for the Companys development stage operations.

     On August 4, 1998, the Company completed its initial public offering of 4,000,000 shares at an offering price of $10.00 per share and completed its Merger with the Bank. See Note 1.

     On September 1, 1998, the Underwriters exercised a portion of their over-allotment and purchased an additional 100,000 shares of the Companys common stock, $.01 par value per share, at a price of $10.00 per share, less underwriting discounts and commissions.

4.   EARNINGS PER SHARE

     The  following  is  a  reconciliation   of  the  denominator  used  in  the
     computation of basic and diluted earnings per common share.

                                     Three Month Period Ended       Nine Month Period Ended
                                          September 30,                   September 30,
                                     ------------------------       -----------------------
                                         1998        1997              1998          1997
                                         ----        ----              ----          ----
Weighted average number of common
  shares outstanding - Basic          4,349,423   1,215,194         2,222,661   1,215,194


Incremental shares from the assumed
  conversion of stock options              --        85,903              --        85,903
                                      ---------   ---------         ---------   ---------


Total - Diluted                       4,349,423   1,301,097         2,222,661   1,301,097
                                      =========   =========         =========   =========

     The incremental shares from the assumed conversion of stock options were determined using the treasury stock method under which the assumed proceeds were equal to (1) the amount that the Bank

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)  (Continued)
--------------------------------------------------------------------------------

     would receive upon the exercise of the options plus (2) the amount of tax benefit that would be credited to additional paid-in capital assuming exercise of the options. The assumed proceeds are used to purchase outstanding common shares at the Companys offering price of $10.00 per share for 1998 and an assumed fair value equal to the Banks average book value per common share for 1997 as the Banks stock was not actively traded and limited trades during 1997 indicated that book value was a reasonable estimate of fair value.

5.   NEW ACCOUNTING PRONOUNCEMENTS

     During the quarter ended March 31, 1998, the Bank adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for the financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in the financial statement. Additionally, SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. Total comprehensive loss for the three months and nine months ended September 30, 1998 was $(4,063,307) and $(4,031,550), respectively. Other comprehensive loss was comprised solely of the change in unrealized gains (loss) on available for sale investment securities, net.

6.   SUBSEQUENT  EVENTS

     The Company opened a community banking office in Jacksonville, Florida on August 6, 1998. The Jacksonville office was created as a de novo branch of the Bank.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

The Company's net income for the third quarter of 1998 decreased $(4.2) million to a net loss of $(4.1) million for the three month period ending September 30, 1998, from net income of $81,000 for the three month period ended September 30, 1997. Basic earnings per share for the third quarter of 1998 was a loss of $(.94) compared to basic and diluted earnings per share of $.07 and $.06 respectively for the third quarter of 1997. Included in the loss of $(4.1) million for the third quarter of 1998 were non-recurring compensation and financing expenses of $3.9 million or $(.91) per share. These expenses were related to the February 3, 1998 sale of common stock and warrants included in the units sold to foreign investors and the February 11, 1998 sale of the 297,000 shares of common stock to 14 officers, directors and consultants. The Company recorded such non-cash compensation expense and financing costs measured as the difference between the fair value of common stock, based upon the initial public offering price of $10.00 per share, and the sale price or allocated proceeds of $.01 per share. These non-cash charges were recorded with a corresponding increase in additional paid in capital and therefore had no effect on the Companys total shareholders equity or book value.

Operating losses, net of non-recurring expenses of $3.9 million, were $(146,000) for the three month period ended September 30, 1998 compared to a net income of $81,000 for the three month period ended September 30, 1997. The operating losses in the third quarter of 1998 primarily resulted from non-recurring expenses associated with the merger transaction with First National Bank of Tampa, in which the Company acquired the Bank, and the opening of the Jacksonville, Florida offices of the Company and Bank.

The increase in net interest income of $382,000, or 75.1%, to $890,000 for the three month period ended September 30, 1998, from $508,000 for the three month period ended September 30, 1997, consists of an increase in interest income of $412,000, or 37.9%, and an increase in interest expense of $30,000, or 5.2%. The increase in interest income of $412,000 in the third quarter of 1998 is primarily attributable to an increase of $256,000 in interest on investments and federal funds sold resulting from the investment of the net proceeds of the public offering.

The provision for loan losses charged to operations increased $62,000 to $77,000 for the three month period ended September 30, 1998, from $15,000 for the three month period ended September 30, 1997. This increase represents the additional reserves resulting from new loan growth.

Non-interest income increased 97.9%, or $101,000, to $204,000 for the three month period ended September 30, 1998 from $103,000 for the three months ended September 30, 1997. The increase in non-interest income primarily resulted from an increase of $71,000 in the gain on sale of SBA guaranteed loans to $80,000 for the third quarter of 1998 compared to $9,000 for the third quarter of 1997. Loans sold in the third quarter of 1998 were originated in prior periods and sold in conjunction with the Companys established holding periods. Increases in other non-interest income and service fees of $30,000, reflect an increase in deposit account fees and ACH/EFT service fees.

Non-interest expense increased $4.6 million to $5.1 million for the three month period ended September 30, 1998 compared to $465,000 for the three month period ended September 30, 1997. The increase in non-interest expense resulted primarily from increases in salaries and benefits, occupancy and equipment, and other expenses. Salaries and benefits expenses increased $3.4 million to $3.7 million for the third quarter of 1998 compared to $254,000 for the third quarter of 1997. This increase resulted from non-recurring, non-cash compensation expense of $3.0 million related to the sale of common stock to 14 officers, directors and consultants, normal salary increases and the additional staff associated with the opening of the Jacksonville banking office and the staff for the holding company. Included in salaries and benefits expense for the third quarter of 1998 are non-recurring expenses of $99,000 associated with the relocation of executive officers of the Company.

The increase in occupancy and equipment expense of $77,000, or 124.1%, resulted from the additional leased space for the Bank's SBA department, startup costs and lease expense for the Jacksonville banking and holding company office, and from additional depreciation and maintenance expenses resulting from the purchase of additional computer equipment. Data processing expenses increased $8,000 or 33.5% to $31,000 for the three months ended September 30, 1998 as compared to $23,000 for the same period in 1997. This increase resulted from the conversion and implementation of several new products and the additional processing expenses for the Company in connection with the opening of the Jacksonville banking office. Other expenses increased $1.1 million, to $1.2 million for three month period ended September 30, 1998, compared to $126,000 for the three month period ended September 30, 1997. This increase resulted primarily from a non-recurring financing cost of $972,000 related to the February 3, 1998 sale of common stock and warrants included in the units sold to foreign investors. Additional other expenses for the third quarter of 1998 compared to the third quarter of 1997 include costs associated with the opening of the Jacksonville banking office and legal, accounting and other professional fees associated with the acquisition of First National Bank of Tampa.

No provision or benefit for income taxes was recognized for the three month period ended September 30, 1998 as compared to a provision for income taxes of $50,000 for the same period ended September 30, 1997. Included in the loss of $(4.1) million for the third quarter of 1998 are non-tax deductible expenses of $ 3.9 million associated the sale of common stock and warrants included in the units sold to foreign investors and the sale of common stock to officers, directors and consultants. Therefore, no tax benefit is recognized for the period ending September 30, 1998. The provision for income taxes of $50,000 for the third quarter of 1997 represents an estimated effective annual tax rate of 38%.

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

The Company's net income for the nine months ended September 30, 1998 decreased $(4.3) million to a net loss of $(4.0) million for the nine month period ending September 30,1998, from net income of $288,000 for the nine month period ended September 30, 1997. Basic earnings per share for the nine months ended September 30, 1998 was a loss $(1.25) compared to basic and diluted earnings per share of $.24 and $.22, respectively, for the nine months ended September 30, 1997. Included in the loss of $(4.0) million for the first nine months of 1998 were non-recurring expenses of $3.9 million or $(1.22) per share. These expenses were related to the February 3, 1998 sale of common stock and warrants included in the units sold to foreign investors and the February 11, 1998 sale of the 297,000 shares of common stock to 14 officers, directors and consultants. The Company recorded such non-cash compensation expense and financing costs measured as the difference between the fair value of common stock, based upon the initial public offering price of $10.00 per share, and the sale price or allocated proceeds of $.01 per share. These non-cash charges were recorded with a corresponding increase in additional paid in capital and therefore had no effect on the Companys total shareholders equity or book value.

Operating losses, net of non-recurring expenses of $3.9 million, were $(99,000) for the nine month period ended September 30, 1998 compared to a net income of $288,000 for the nine month period ended September 30, 1997. The operating losses incurred in the first nine months of 1998 primarily resulted from non-recurring expenses associated with the merger transaction in which the Company acquired First National Bank of Tampa and the opening of the Jacksonville, Florida offices of the Company and the Bank.

The increase in net interest income of $382,000, or 25.5%, to $1.9 million for the nine months ended September 30, 1998 compared $1.5 million for the same period in 1997, consists of an increase in interest income of $455,000, or 14.2%, and an increase in interest expense of $73,000, or 4.3%. The increase in interest income for the first nine months of 1998 is primarily attributable to an increase of $326,000 in interest on investments and federal funds sold resulting from the investment of the net proceeds of the public offering.

The provision for loan losses charged to operations increased $62,000 to $107,000 for the period ended September 30, 1998 from $45,000 for the same period in 1997. This increase represents the additional reserves resulting from new loan growth.

Non-interest income increased $79,000, or 20.0%, to $472,000 for the nine month period ended September 30, 1998 from $393,000 for the same period in 1997. The increase in non-interest income resulted from an increase in service fee income of $53,000, an increase in other income of $43,000, partially offset by a decrease in the gain on sale of loans of $18,000. Increases in other non-interest income and service fees of $96,000 reflects an increase in deposit account fees and ACH/EFT service fees.

Non-interest expense increased $4.8 million to $6.2 million for the nine month period ended September 30, 1998 compared to $1.4 million for the nine month period ended September 30, 1997. The increase in non-interest expense resulted primarily from increases in salaries and benefits, occupancy and equipment, data processing, and other expenses. Salaries and benefits expenses increased $3.6 million to $4.3 million for the nine months ended September 30, 1998 compared to $767,000 for the same period in 1997. This increase resulted from non-recurring non-cash compensation expense of $3.0 million related to the sale of common stock to 14 officers, directors and consultants, normal salary increases and the additional staff associated with the opening of the Jacksonville banking office and the staff for the holding company. Included in salaries and benefits expense for the nine month period in 1998 are non-recurring expenses of $99,000 associated with the relocation of executive officers of the company.

The increase in occupancy and equipment expense of $120,000, or 65.7%, resulted from the additional leased space for the Bank's SBA department, startup costs and lease expense for the Jacksonville banking and holding company office, and from additional depreciation and maintenance expenses resulting from the purchase of additional computer equipment. Data processing expenses increased $11,000 or 15.7% to $80,000 for the nine months ended September 30, 1998 as compared to $69,000 for the same period in 1997. This increase resulted from the conversion and implementation of several new products and the additional processing expenses for the Company in connection with the opening of the Jacksonville banking office. Other expenses increased $1.2 million, to $1.5 million for the nine months ended September 30, 1998 compared to $363,000 for the same period in 1997. This increase resulted primarily from a financing cost of $972,000 related to the February 3, 1998 sale of common stock and warrants included in the units sold to foreign investors. Additional other operating expenses for the nine months ended September 30, 1998 compared to the same period in 1997, included costs associated with to the opening of the Jacksonville banking office and legal, accounting and other professional fees associated with the acquisition of First National Bank of Tampa.

A provision for income taxes of $29,000 was recognized for the nine month period ended September 30, 1998 as compared to a provision for income taxes of $178,000 for the same period ended September 30, 1997. Included in the loss of $(4.0) million for the nine month period in 1998 are non-tax deductible expenses of $3.9 million associated the sale of common stock and warrants included in the units sold to foreign investors and the sale of common stock to officers, directors and consultants. Therefore, no benefit for income taxes is recognized for the period ending September 30, 1998. The provision for income taxes of $29,000 for the nine month period ended September 30, 1998 represents managements estimate of the alternative minimum tax for this period. The provision for income taxes of $178,000 for the same period in 1997 represents an estimated effective annual tax rate of 38%.

FINANCIAL CONDITION

Total assets at September 30, 1998 were $95.2 million, an increase of $34.8 million or 57.6%, from $60.4 million at December 31, 1997. The increase in total assets primarily resulted from the injection of funds from the public offering on August 4, 1998. Total Federal Funds sold decreased $4.8 million or 47.1% to $5.4 million at September 30, 1998 as compared to $10.2 million at December 31, 1997. Funds which were previously invested in Federal Funds to maintain excess liquidity, were reinvested in longer term assets or loans after the capital injection. Repurchase agreements purchased increased to $18.0 million at September 30, 1998 from $0 at December 31, 1998. These assets represent short term investment of the excess proceeds of the public offering reserved for future capitalization of the Bank and the funding of loan growth. Investment securities increased $13.1 million or 121.5% to $23.8 million from $10.8 million at December 31, 1997. The increase in investment securities also reflects the investment of the excess proceeds of the public offering reserved for future capitalization of the Bank and the funding of loan growth.

Total loans increased $8.0 million, or 23.7%, to $41.8 million at September 30 1998, from $33.8 million at December 31, 1997. The increase in total loans was funded by the proceeds of the capital offering. The allowance for loan losses increased $130,000, or 26.9%, to $611,000 at September 30, 1998 from $481,000 at
December 31, 1997. The increase resulted from recoveries of previously charged-off loans of $23,000 and additional provisions of $107,000, during the nine month period ended 1998. The allowance for loan losses as a percentage of total loans increased slightly form 1.42% at December 31, 1997 to 1.46% at September 30, 1998 Management believes that such allowance for loan losses is sufficient to cover estimated losses in the Banks loan portfolio.

Deposits increased $1.7 million, or 3.8%, to $47.2 million at September 30, 1998 from $45.5 million at December 31, 1997. The increase in total deposits resulted from a decrease of $707,000, or 11.0%, in non-interest deposits, a decrease of $74,000, or 5.5%, in money market deposits, offset by an increase of $318,000, or 10.3%, in interest bearing demand deposits, an increase of $2.0 million, or 33.8%, in savings deposits, and an increase of $207,000, or 0.7%, in total time deposits. Time deposits often fluctuate in response to interest rate changes and can vary rather significantly on a quarterly basis. The decrease in non-interest and interest-bearing demand deposits reflects the normal seasonal fluctuations for these types of accounts.

Shareholders equity increased by $37.3 million to $43.7 million at September 30, 1998, from $6.3 million at December 31, 1997. This increase resulted from the net proceeds from the Initial Public Offering of $38.1 million, the exercise of stock options on May 28, 1998 whereby 240,000 shares of common stock were purchased at an exercise price, or $1.00 per share, partially offset by operating losses, net of compensation and financing costs, of $99,000.

Non-accrual loans increased to $393,000 at September 30, 1998, compared to $0 at December 31, 1997. These nonaccrual loans represent five commercial loans, four of which are SBA guaranteed loans of which $298,000 is guaranteed by the SBA, subject to certain conditions. The Bank reflected these loans as nonaccrual as they are over 90 days past-due and in liquidation at September 30, 1998. These loans were classified as impaired loans at December 31, 1997 which an allowance for loan losses for the Bank's estimated exposure on these loans.

LIQUIDITY

The Company, through its subsidiary, the Bank has traditionally maintained levels of liquidity above levels required by regulatory authorities. The Bank's operational needs, demand for loan disbursements, and savings withdrawals can be met by loan principal and interest payments received, new deposits, and excess liquid assets. Significant loan demand, deposit withdrawal, increased delinquencies and increased real estate acquired in settlement of loans could alter this condition. Management does not foresee any liquidity problems for 1998.

Liquidity and Sources of Capital
--------------------------------

Liquidity is the Companys ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 1998 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $26.5 million, representing 27.8% of total assets. Investment securities amounted to $23.8 million, representing 25.1% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Companys ability to maintain and expand its deposit base and borrowing capabilities are also a source of liquidity. For the nine-month period ended September 30, 1998, total deposits increased from $45.5 million at December 31, 1997 to $47.2 million, representing an annualized increase of 3.8%. There can be no assurance that the Company will be able to maintain this level of growth. The Companys management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in. or are reasonably likely to result in, the Companys liquidity increasing or decreasing in any material way.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Managements strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity.

The table below illustrates the Banks regulatory capital ratios at September 30, 1998:

                                                              Mimimum
                                         September 30,       regulatory
    Bank                                     1998           requirement
    ----                                 -------------      -----------
          Tier 1                            46.60%              4.00%
                                            =====               ====
          Total risk-based capital ratio    47.96%              8.00%
                                            =====               ====
          Leverage ratio                    24.75%              3.00%
                                            =====               ====

Note that with respect to the leverage ratio, the OCC expects a minimum of 5.0 percent to 6.0 percent ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 24.75% is well above the required minimum.

Year 2000 Compliance Disclosure

As the year 2000 ("Year 2000") approaches, an important business issue has emerged regarding existing application software programs and operating systems. Many existing application software products, including the Bank's, were designed to accommodate a two-digit year. For example, "98" is stored on the system and represents 1998 and "00" represents 1900. The Bank primarily utilizes M&I Data Services, Inc. ("M&I"), a third-party vendor, to provide its primary banking applications, including core processing systems. In addition, the Bank also uses M&I's software for certain ancillary computer applications. M&I has committed substantial resources in the process of modifying, upgrading or replacing its computer applications to ensure timely Year 2000 compliance. M&I has notified the Bank that it has successfully completed the conversion of its banking systems to a Year 2000-ready platform. Prior to the actual conversion, both the Bank and M&I conducted comprehensive awareness, assessment, renovation, and testing phases as part of their respective Year 2000 projects. Each of these phases helped both organizations ensure that that they understood the scope of the year 2000 impact on their day-to-day business. In August 1998, M&I Data Services Year 2000 Outsourcing Solution, the Banks core processing systems, was certified by the Information Technology of America (ITAA). ITAA 2000 is the banking industrys century date change certification program. The program examines processes and methods used by companies to perform their Year 2000 software conversion. M&I Data Services has provided all upgrades, modifications and systems enhancements to the Bank in accordance with its data processing agreement and without additional costs to the Bank.

In addition to its core processing systems, the Company and the Bank have implemented a Year 2000 compliance program whereby the Bank is reviewing the Year 2000 issues that may be faced by its other third-party vendors and loan and deposit customers. Under such program, the Company will examine the need for modifications or replacement of all non-Year 2000 compliant pieces of software. This process is ongoing, however, to date the Bank has not identified any mission critical software systems that are not Year 2000 compliant or in the process of being modified for compliance. Within the last nine months, the Bank has made a physical inventory of its computer and other hardware and equipment to determine if such hardware is Year 2000 compliant. As part of this process, the Company and Bank have replaced certain equipment and hardware at a cost of $34,000. The Bank has also established a reserve in the amount of $10,000 for the cost of outside solution providers to review, assess and provide testing of its internal computer network and other internal systems. Management of the Company does not currently expect that the cost of its and the Bank's Year 2000 compliance program will exceed the amount of the established reserves nor will any costs in excess of these reserves be material to its financial condition.

An area of concern by the Company, Bank and its primary regulator, the Office of the Comptroller of the Currency, Administrator of National Banks is the effect of Year 2000 issues on its deposit and loan customers. Failure to address Year 2000 related issues could have significant impact on the ability of certain customers of the Bank to continue operations. The Banks loan portfolio could be negatively impacted if customers are unable to honor loan agreements and defaults occur as a result of failure to address Year 2000 issues. In February of 1998, the Bank conducted a review of all loan relationships in excess of $25,000 to determine the potential effect of Year 2000 issues on the customers systems. The primary focus of this review was a determination of the readiness of the customer to address Year 2000 problems and the effect of such readiness on the customers ability to repay loans. Management identified a small number of customers which could be potentially be affected by Year 2000 issues, and has addressed the Banks concern with these customers. Continuing monitoring of these customer relationships will be made to ensure that the necessary modifications to systems will be made on a timely basis. In addition, the Bank now reviews Year 2000 related issues, as part of its normal underwriting criteria and loan approval process. The Bank also includes Year 2000 compliance requirements and covenants requiring compliance within its standard loan agreements. Although the Company and Bank have taken extensive steps to address Year 2000 customer related issues; there can be no assurance that these customers will be Year 2000 compliant. Failure of certain customers to adequately address these issues could result in loan defaults which would negatively impact the Companys earnings.

The Company believes that its mission critical systems are currently or will be Year 2000 compliant by December 31, 1998 and expects that it will satisfy such compliance program without material disruption of its operations. Management of the Company has also evaluated the potential effect on M&I's data processing systems should events beyond M&Is control such as power and communications failures occur as a result of Year 2000 issues. In addition, the Banks internal systems could fail as a result of undetected system or software errors or failure of certain infrastructure which is beyond the control of the Bank. The Bank has prepared a Year 2000 Contingency Strategy and Policy (the Plan) to address the various recovery solutions for Year 2000-related issues, which may arise from the most likely Year 2000 scenarios, based on current available information. The Plan identifies and classifies areas within the organization which could potentially be effected by Year 2000 issues. The identified areas are assigned a status of Mission Critical, Long-Term Mission Critical, or Non-Mission Critical. Based on these classifications, contingency plans are prepared to provide at level a minimum acceptable level of service on an ongoing basis to the Banks customers. Outside solution providers will review the Plan and testing on mission critical functions will be completed by the end of the first quarter of 1999.

Although the Company and Bank have taken extensive steps to address Year 2000 related issues, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the failure of the Banks internal systems or the systems provided by M&I or other companies on which the Company's systems rely will not negatively impact the Company's systems or operations.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company's products, profit margins and the sufficiency of the Company's cash flow for its future liquidity and capital resource needs, These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements.

Item 3.   Changes in Information About Market Risk

          Not Applicable.

Part II.  Other Information

Item 1.   Legal Proceedings

          Not Applicable.

Item 2.   Changes in Securities

          No disclosure required.

Item 3.   Defaults Upon Senior Securities

          No disclosure required.

Item 4.   Submission of Matters to a Vote of Security Holders

          No disclosure required.

Item 5.   Other Information

          No disclosure required.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits. The following exhibit is filed with this Report.

              Exhibit No.         Description
              -----------         -----------
                 27.1             Financial Data Schedule (for SEC use only)

          (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 1998.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Florida Banks, Inc.


Date:   November 12, 1998             By: /s/Charles E. Hughes, Jr.
                                          -----------------------
                                          Charles E. Hughes, Jr.
                                          President and Chief Executive Officer


Date:   November 12, 1998             By: /s/T. Edwin Stinson, Jr
                                          -----------------------
                                          T. Edwin Stinson, Jr.
                                          Chief Financial Officer