Form 10-K
period 1998-12-31
FLORIDA BANKS INC
filed 1999-03-19
CIK 1058802

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-K
                              ---------------------

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1998

                         ------------------------------

                           Commission File No. 0-24683

                               FLORIDA BANKS, INC.

                              A Florida Corporation
                  (IRS Employer Identification No. 58-2364573)
                            4110 Southpoint Boulevard
                         Suite 212, Southpoint Square II
                        Jacksonville, Florida 33216-0925
                                 (904) 296-2329

                 Securities Registered Pursuant to Section 12(b)
                     of the Securities Exchange Act of 1934:

                                      None

                 Securities Registered Pursuant to Section 12(g)
                     of the Securities Exchange Act of 1934:

                          Common Stock, $.01 par value
                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (4,531,041 shares) on March 15, 1999 was approximately $32,850,047 based on the closing price of the registrant's common stock as reported on the Nasdaq National Market on March 15, 1999. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock, as of March 15, 1999: 5,852,756 shares of $.01 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

   Portions of the registrant's definitive proxy statement to be delivered to shareholders in connection with the 1999 Annual Meeting of Shareholders scheduled to be held on April 23, 1999 are incorporated by reference in response to Part III of this Report.

                                     PART I


ITEM 1.  BUSINESS.

GENERAL

         Florida Banks, Inc. (the "Company") was formed to create a statewide community banking system focusing on the largest and fastest growing markets in Florida. The Company operates through its wholly-owned banking subsidiary, Florida Bank, N.A. (the "Bank"). The Company currently operates community banking offices in the Tampa, Jacksonville and Alachua County (Gainesville) markets. Future business plans include further expansion in the Tampa, Jacksonville and Gainesville markets and entry into the markets of St. Petersburg, Orlando, Ft. Lauderdale and the Palm Beaches (collectively, the "Identified Markets"). As opportunities arise, the Company may also expand into other Florida market areas with demographic characteristics similar to the Identified Markets. Within each of the Identified Markets, the Company expects to offer a broad range of traditional banking products and services, focusing primarily on small and medium-sized businesses. See "--Strategy of the Company--Market Expansion" and "--Products and Services."

         The Company has a community banking approach that emphasizes responsive and personalized service to its customers. Management's expansion strategy includes attracting strong local management teams who have significant banking experience, strong community contacts and strong business development potential in the Identified Markets. Once local management teams are identified, the Company intends to establish community banking offices in each of the remaining Identified Markets. Each management team will operate one or more community banking offices within its particular market area, will have a high degree of local decision-making authority and will operate in a manner that provides responsive, personalized services similar to an independent community bank. The Company maintains centralized credit policies and procedures as well as centralized back office functions from its Tampa office to support the community banking offices. Upon the Company's entry into a new market area, it undertakes a marketing campaign utilizing an officer calling program and community-based promotions. In addition, management is compensated based on profitability, growth and loan production goals, and each market area is supported by a local board of advisory directors, which is provided with financial incentives to assist in the development of banking relationships throughout the community. See "--Model 'Local Community Bank.'"


         Management of the Company believes that the significant consolidation in the banking industry in Florida has disrupted customer relationships as the larger regional financial institutions increasingly focus on larger corporate customers, standardized loan and deposit products and other services. Generally, these products and services are offered through less personalized delivery systems which has created a need for higher quality services to small and medium-sized businesses. In addition, consolidation of the Florida banking market has dislocated experienced and talented management personnel due to the elimination of redundant functions and the need to achieve cost savings. As a result of these factors, management believes the Company has a unique opportunity to attract and maintain its targeted banking customers and experienced management personnel within the Identified Markets.

         The community banking offices within each market area are supported by centralized back office operations. From the Company's main offices located in Jacksonville and its operations center in Tampa, the Company provides a variety of support services to each of the community banking offices, including back office operations, investment portfolio management, credit administration and review, human resources, administration, training and strategic planning. Core processing, check clearing and other similar functions are outsourced to major vendors. As a result, these operating strategies enable the Company to achieve cost efficiencies and to maintain consistency in policies and procedures and allow the local management teams to concentrate on developing and enhancing customer relationships.

         The Company expects to establish community banking offices in each new market area, primarily through the de novo branching of the Bank. Management will also, however, evaluate opportunities for strategic acquisitions of financial institutions in markets that are consistent with its business plan.

STRATEGY OF THE COMPANY

         General

         The Company's business strategy is to create a statewide community banking system in Florida. The major elements of this strategy are to:

         - EXPAND THE BANK'S OPERATIONS IN THE TAMPA, JACKSONVILLE AND GAINESVILLE MARKETS;

         - ESTABLISH COMMUNITY BANKING OFFICES IN THE REMAINING IDENTIFIED MARKETS AS SOON AS LOCAL MANAGEMENT TEAMS ARE IDENTIFIED;

         - ESTABLISH COMMUNITY BANKING OFFICES WITH LOCALLY RESPONSIVE MANAGEMENT TEAMS EMPHASIZING A HIGH LEVEL OF PERSONALIZED CUSTOMER SERVICE;

         - TARGET SMALL AND MEDIUM-SIZED BUSINESS CUSTOMERS THAT REQUIRE THE ATTENTION AND SERVICE WHICH A COMMUNITY-ORIENTED BANK IS WELL SUITED TO PROVIDE;

         -        PROVIDE A BROAD ARRAY OF TRADITIONAL BANKING PRODUCTS AND
                  SERVICES;

         - MAINTAIN CENTRALIZED SUPPORT FUNCTIONS, INCLUDING BACK OFFICE OPERATIONS, CREDIT POLICIES AND PROCEDURES, INVESTMENT PORTFOLIO MANAGEMENT, ADMINISTRATION, HUMAN RESOURCES AND TRAINING, TO MAXIMIZE OPERATING EFFICIENCIES AND FACILITATE RESPONSIVENESS TO CUSTOMERS; AND

         - OUTSOURCE CORE PROCESSING AND BACK ROOM OPERATIONS TO INCREASE EFFICIENCIES.

         Model "Local Community Bank"

         In order to achieve its expansion strategy, the Company intends to establish community banking offices in the remaining Identified Markets through the de novo branching of the Bank. The Company may, however, accomplish its expansion strategy by acquiring existing banks within an Identified Market if an opportunity for such an acquisition becomes available. Although each community banking office is legally a branch of the Bank, the Company's business strategy envisions that community banking office(s) located within each market will operate as if it were an independent community bank.

         Prior to expanding into a new market area, management of the Company first identifies an individual who will serve as the president of that particular market area, as well as those individuals who will serve on the local advisory board of directors. The Company believes that a management team that is familiar with the needs of its community can provide higher quality personalized service to their customers. The local management teams have a significant amount of decision-making authority and are accessible to their customers. As a result of the consolidation trend in Florida, management of the Company believes there are significant opportunities to attract experienced bank managers who would like to join an institution promoting a community banking concept.

         Within each market area, the community banking offices have a local advisory board of directors which are comprised of prominent members of the community, including business leaders and professionals, and it is anticipated that certain members of the local advisory boards may serve as members of the Board of Directors of the Bank and of the Company. These directors act as ambassadors of the Bank within the community and are expected to promote the business development of each community banking office.

         The Company encourages both the members of its local boards of directors as well as its lending officers to be active in the civic, charitable and social organizations located in the local communities. Many members of the local management team hold leadership positions in a number of community organizations, and will continue to volunteer for other positions in the future.

         Upon the Company's entry into a new market area, it undertakes a marketing campaign utilizing an officer calling program, and community-based promotions and media advertising. A primary component of management compensation is based on loan production goals. Such campaigns emphasize each community banking office's local responsiveness, local management team and special focus on personalized service.

         The initial community banking office established in an Identified Market will typically have the following banking personnel: a President, a Senior Lender, an Associate Lending Officer, a Credit Analyst, a Branch/Operations Manager and an appropriate number of financial service managers and tellers. Additional community banking offices opened within an Identified Market will be staffed with appropriate personnel. The number of financial service managers and tellers necessary will be dependent upon the volume of business generated by that particular community banking office. Each community banking office will also be staffed with enough administrative assistants to assist the officers effectively in their duties and to enable them to market products and services actively outside of the office.

         The lending officers are primarily responsible for the sales and marketing efforts of the community banking offices. Management emphasizes relationship banking whereby each customer will be assigned to a specific officer, with other local officers serving as backup or in supporting roles. Through its experience in the Florida banking industry, management believes that the most frequent customer complaints pertain to a lack of personalized service and turnover in lending personnel, which limits the customer's ability to develop a relationship with his or her lending officer. The Company has and will continue to hire an appropriate number of lending officers necessary to facilitate the development of strong customer relationships.

         Management has and will continue to offer salaries to the lending officers that are competitive with other financial institutions in each market area. The salaries of the lending officers are comprised of base compensation plus an incentive payment structure that is based upon the achievement of certain loan production goals. Those goals will be reevaluated on a quarterly basis and paid as a percentage of base salary. Management of the Company believes that such a compensation structure provides greater motivation for participating officers.

         The community banking offices are located in commercial areas in each market where the local management team determines there is the greatest potential to reach the maximum number of small and medium-sized businesses. It is expected that these community banking offices will develop in the areas surrounding office complexes and other commercial areas, but not necessarily in a market's downtown area. Such determinations will depend upon the customer demographics of a particular market area and the accessibility of a particular location to its customers. Management of the Company expects to lease facilities of approximately 2,500 to 6,000 square feet at market rates for each community banking office. The Company is currently leasing its facilities in the Tampa, Jacksonville and Gainesville markets. Leasing facilities enables the Company to avoid investing significant amounts of capital in property and facilities.

         Market Expansion

         The Company intends to expand into the largest and fastest growing communities in Florida. Once the Company has assembled a local management team and local advisory board of directors for a particular market area, the Company intends to establish one or more community banking offices in that market. The Company has established community banking offices in the Tampa, Jacksonville and Gainesville markets. The other markets into which the Company presently intends to expand are St. Petersburg, Orlando, Ft. Lauderdale and Palm Beach. Management has identified these markets as providing the most favorable opportunities for growth and intends to establish community banking offices within these markets as soon as practicable. Management is also considering expansion into other selected Florida metropolitan areas.

         Customers

         Management believes that the recent bank consolidation within Florida provides a community-oriented bank significant opportunities to build a successful, locally-oriented franchise. Management of the Company further believes that many of the larger financial institutions do not emphasize a high level of personalized service to the smaller commercial or individual retail customers. The Company focuses its marketing efforts on attracting small and medium-sized businesses which include: professionals, such as physicians and attorneys, service companies, manufacturing companies and commercial real estate developers. Because the Company focuses on small and medium-sized businesses, the majority of its loan portfolio is in the commercial area with an emphasis placed on commercial and industrial loans secured by real estate, accounts receivable, inventory, property, plant and equipment. However, in an effort to maintain a high level of credit quality, the Company attempts to ensure that the commercial real estate loans are made to borrowers who occupy the real estate securing the loans or where a creditworthy tenant is involved.

         Although the Company has concentrated on lending to commercial businesses, management has attracted and will continue to attract consumer business. Many of its retail customers are the principals of the small and medium-sized businesses for whom a community banking office provides banking services. Management emphasizes "relationship banking" in order that each customer can identify and establish a comfort level with the bank officers within a community banking office. Management intends to further develop its retail business with individuals who appreciate a higher level of personal service, contact with their lending officer and responsive decision-making. It is expected that most of the Company's business will be developed through its lending officers and local advisory boards of directors and by pursuing an aggressive strategy of making calls on customers throughout the market area.

         Products and Services

         The Company through the Bank currently offers a broad array of traditional banking products and services to its customers. The Bank currently provides products and services that are substantially similar to those set forth below. For additional information with respect to the Bank's current operations, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Loans. The Bank offers a wide range of short to long-term commercial and consumer loans. As of December 31, 1998, the Bank has established an internal limit for loans of up to $5,000,000 to any one person.

           Commercial. The Bank's commercial lending consists primarily of commercial and industrial loans for the financing of accounts receivable, inventory, property, plant and equipment. In making these loans, the Bank manages its credit risk by actively monitoring such measures as advance rate, cash flow, collateral value and other appropriate credit factors.

           Commercial Real Estate. The Bank offers commercial real estate loans to developers of both commercial and residential properties. In making these loans, the Bank manages its credit risk by actively monitoring such measures as advance rate, cash flow, collateral value and other appropriate credit factors. See "--Operations of the Holding Company--Credit Administration."

           Residential Mortgage. The Bank's real estate loans consist of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for home improvements, education and other personal expenditures. The Bank makes mortgage loans with a variety of terms, including fixed and floating to variable rates and a variety of maturities. These loans are made consistent with the Bank's appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. Management believes that these loan-to-value ratios are sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss. Mortgage loans that do not conform to the Bank's asset/liability mix policies are sold in the secondary markets.

           Consumer Loans. The Bank's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes. In evaluating these loans, the Bank requires its lending officers to review the borrower's level and stability of income, past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, the Bank requires that its banking officers maintain an appropriate margin between the loan amount and collateral value. Many of the Bank's consumer loans are made to the principals of the small and medium-sized businesses for whom the community banking offices provide banking services.

           Credit Card and Other Loans. The Bank has issued credit cards to certain of its customers. In determining to whom it will issue credit cards, the Bank evaluates the borrower's level and stability of income, past credit history and other factors. Finally, the Bank makes additional loans which may not be classified in one of the above categories. In making such loans, the Bank attempts to ensure that the borrower meets its credit quality standards.

         Deposits. The Bank offers a broad range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing savings accounts and certificates of deposit with a range of maturity date options. The primary sources of deposits are small and medium-sized businesses and individuals. In each identified market, senior management has the authority to set rates within specified parameters in order to remain competitive with other financial institutions located in the identified market. All deposits are insured by the FDIC up to the maximum amount permitted by law. In addition, the Bank has implemented a service charge fee schedule, which is competitive with other financial institutions in the community banking offices' market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar fees.

         Specialized Consumer Services. The Bank offers specialized products and services to its customers, such as lock boxes, travelers checks and safe deposit services.

         Courier Services. The Bank offers courier services to its customers. Courier services, which the Bank may either provide directly or through a third party, permit the Bank to provide the convenience and personalized service its customers require by scheduling pick-ups of deposits. The Bank currently offers courier services only to its business customers. The Bank has received regulatory approval for, and is currently offering courier services in, the Tampa, Jacksonville and Gainesville Markets and expects to apply for approval in other market areas.

         Telephone and PC Banking. The Bank believes that there is a strong need within its market niche for telephone banking and on-line banking with personal computers ("PC Banking"). These services allow customers to access detailed account information, execute transactions and pay bills electronically. Management believes that these services are particularly attractive for its customers who live part-time outside of Florida as it enables them to conduct their banking business and monitor their bank accounts from remote locations. Management believes that telephone and PC Banking services assist their community banking offices in retaining customers and also encourages its customers to maintain their total banking relationships with the community banking offices. Both of these services are provided through the Bank's third-party provider.

         Automatic Teller Machines ("ATMs"). Presently, management does not expect to establish an ATM network, as it believes its resources can be more effectively deployed elsewhere. As an alternative, management has made other financial institutions' ATMs available to its customers and offers customers a certain number of free ATM transactions per month.

         Other Products and Services. The Bank intends to evaluate other services such as trust services, brokerage and investment services, insurance, and other permissible activities. Management expects to introduce these services as they become economically viable.

         Operations of the Holding Company

         From its main offices in Jacksonville and its operations center in Tampa, the Company provides a variety of support services for each of the community banking offices. These services include back office operations, investment portfolio management, credit administration and review, human resources, training and strategic planning. The Company recently hired a Human Resources Officer to serve as a member of its senior management team.

         The Company uses the Bank's facilities for its data processing, operational and back office support activities. The community banking offices utilize the operational support provided by the Bank to perform account processing, loan accounting, loan support, network administration and other functions. The Bank has developed extensive procedures for many aspects of its operations, including operating procedures manuals and audit and compliance procedures. Management believes that the Bank's existing operations and support management are capable of providing continuing operational support for all of the community banking offices.

         Outsourcing. Management of the Company believes that by outsourcing certain functions of its back room operations, it can realize greater efficiencies and economies of scale. In addition, various products and services, especially technology-related services, can be offered through third-party vendors at a substantially lower cost than the costs of developing these products internally. The Bank is currently utilizing M&I Data Services, Inc. ("M&I") to provide its core data processing and certain customer products.

         Credit Administration. The Company oversees all credit operations while still granting local authority to each community banking office. The Chief Credit Officer of the Company is Richard B. Kensler who, since 1994, has served as a senior credit officer with Signet Banking Corporation. Mr. Kensler has experience in the Florida market as he served as a Relationship Manager and Special Assets Manager for Sun Banks of Florida, Inc. in Orlando from 1972 to 1980. The Company's Chief Credit Officer is primarily responsible for maintaining a quality loan portfolio and developing a strong credit culture throughout the entire organization. The Chief Credit Officer is also responsible for developing and updating the credit policy and procedures for the organization. In addition, he works closely with each lending officer at the community banking offices to ensure that the business being solicited is of the quality and structure that fits the Company's desired risk profile. Credit quality is controlled through uniform compliance to credit policy. The Company's risk-decision process is actively managed in a disciplined fashion to maintain an acceptable risk profile characterized by soundness, diversity, quality, prudence, balance and accountability.

         The Company's credit approval process consists of specific authorities granted to the lending officers. Loans exceeding a particular lending officer's level of authority are reviewed and considered for approval by the next level of authority. The Chief Credit Officer has ultimate credit decision-making authority, subject to review by the Chief Executive Officer and the Board of Directors. Risk management requires active involvement with the Company's customers and active management of the Company's portfolio. The Chief Credit Officer reviews the Company's credit policy with the local management teams at least annually but will review it more frequently if necessary. The results of these reviews are then presented to the Board of Directors. The purpose of these reviews is to attempt to ensure that the credit policy remains compatible with the short and long-term business strategies of the Company. The Chief Credit Officer will also generally require all individuals charged with risk management to reaffirm their familiarity with the credit policy annually.

ASSET/LIABILITY MANAGEMENT

         The objective of the Bank is to manage assets and liabilities to provide a satisfactory level of consistent operating profitability within the framework of established liquidity, loan, investment, borrowing and capital policies. The Chief Financial Officer of the Company is primarily responsible for monitoring policies and procedures that are designed to maintain an acceptable composition of the asset/liability mix while adhering to prudent banking practices. The overall philosophy of management is to support asset growth primarily through growth of core deposits. Management intends to continue to invest the largest portion of the Bank's earning assets in commercial, industrial and commercial real estate loans.

         The Bank's asset/liability mix is monitored on a daily basis, with monthly reports presented to the Bank's Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank=s earnings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Interest Rate Sensitivity and Liquidity Management."

COMPETITION

         Competition among financial institutions in Florida and the Identified Markets into which the Company may expand is intense. The Company and the Bank compete with other bank holding companies, state and national commercial banks, savings and loan associations, consumer finance companies, credit unions, securities brokerages, insurance companies, mortgage banking companies, money market mutual funds, asset-based non-bank lenders and other financial institutions. Many of these competitors have substantially greater resources and lending limits, larger branch networks and are able to offer a broader range of products and services than the Company and the Bank.

         Various legislative actions in recent years have led to increased competition among financial institutions. As a result of such actions, most barriers to entry to the Florida market by out-of-state financial institutions have been eliminated. Recent legislative and regulatory changes and technological advances have enabled customers to conduct banking activities without regard to geographic barriers through computer and telephone-based banking and similar services. In addition, with the enactment of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and other laws and regulations affecting interstate bank expansion, financial institutions located outside of the State of Florida may now more easily enter the markets currently and proposed to be served by the Company and the Bank. There can be no assurance that the United States Congress or the Florida Legislature or the applicable bank regulatory agencies will not enact legislation or promulgate rules that may further increase competitive pressures on the Company. The Company's failure to compete effectively for deposit, loan and other banking customers in its market areas could have a material adverse effect on the Company's business, future prospects, financial condition or results of operations. See "--Strategy of the Company--Market Expansion."

DATA PROCESSING

         The Bank currently has an agreement with M&I to provide its core processing and certain customer products. The Company believes that M&I will be able to provide state-of-the-art data processing and customer service-related processing at a competitive price to support the Company's future growth. The Company believes the M&I contract to be adequate for its business expansion plans. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

         The Company presently employs seven persons on a full-time basis and one person on a part-time basis. The Company will hire additional persons as needed to support its growth.

         The Bank presently employs 44 persons on a full-time basis and three persons on a part-time basis, including 24 officers. The Bank will hire additional persons as needed, including additional tellers and financial service representatives.

SUPERVISION AND REGULATION

         The Company and the Bank operate in a highly regulated environment, and their business activities will be governed by statute, regulation, and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of regulatory agencies, including the Federal Reserve Board, the Office of the Comptroller of the Currency (the "OCC"), the Florida Department of Banking and Finance (the "Florida Banking Department") (to a limited extent) and the FDIC.

         The Company is regulated by the Federal Reserve Board under the federal Bank Holding Company Act, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the Company and any other bank holding company located in Florida is able to acquire a bank located in any other state, and a bank holding company located outside Florida can acquire any Florida-based bank, in either case subject to certain deposit percentage and other restrictions. In addition, adequately capitalized and managed bank holding companies may consolidate their multi-state bank operations into a single bank subsidiary and may branch interstate through acquisitions unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory. De novo branching by an out-of-state bank is lawful only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state remains subject to applicable state branching laws.

         The State of Florida has adopted an interstate banking statute that allows banks to branch interstate through mergers, consolidations and acquisitions. Establishment of de novo bank branches in Florida by out-of-state financial institutions is not permitted under Florida law.

         A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies. Effective April 21, 1997, the Federal Reserve Board revised and expanded the list of permissible nonbanking activities, which includes the following activities: acting as investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management consulting advice to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; operating collection agencies and credit bureaus; acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing securities brokerage services; and underwriting and dealing in obligations of the United States, the states and their political subdivisions.

         In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce such benefits to the public as greater convenience, increased competition and gains in efficiency that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices. Generally, bank holding companies are required to obtain prior approval of the Federal Reserve Board to engage in any new activity not previously approved by the Federal Reserve Board.

         The Company is also regulated by the Florida Banking Department under the Florida Banking Code, which requires every bank holding company to obtain the prior approval of the Florida Commissioner of Banking before acquiring more than 5% of the voting shares of any Florida bank or all or substantially all of the assets of a Florida bank, or before merging or consolidating with any Florida bank holding company. A bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of any Florida bank or Florida bank holding company unless the Florida bank or all Florida bank subsidiaries of the bank holding company to be acquired have been in existence and continuously operating, on the date of the acquisition, for a period of three years or more. However, approval of the Florida Banking Department is not required if the bank to be acquired or all bank subsidiaries of the Florida bank holding company to be acquired are national banks.

         The Bank is also subject to the Florida banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, the Bank, as a subsidiary of the Company, is subject to restrictions under federal law in dealing with the Company and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

         Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount. A national bank may grant loans and extensions of credit to such person up to an additional 10% of its unimpaired capital and surplus, provided that the transactions are fully secured by readily marketable collateral having a market value determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations and loans to or guaranteed by the federal government.

         Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the OCC. The Federal Reserve Board and the OCC have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The OCC's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to at least 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages, provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. Both the Federal Reserve Board and the OCC have also implemented new minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of at least 3% "Tier 1" capital to total weighted risk assets (net of goodwill). Tier 1 capital includes common shareholders equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries.

         Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated banking institutions. Institutions operating at or near these levels are expected to have well-diversified risks, excellent control systems high asset quality, high liquidity, good earnings and in general, must be considered strong banking organizations, rated composite 1 under the CAMELS rating system for banks. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth would be expected to maintain ratios 100 to 200 basis points above the stated minimums.

         The OCC's guidelines provide that intangible assets are generally deducted from Tier 1 capital in calculating a bank's risk-based capital ratio. However, certain intangible assets which meet specified criteria ("qualifying intangibles") are retained as a part of Tier 1 capital. The OCC has modified the list of qualifying intangibles, currently including only purchased credit card relationships and mortgage and non-mortgage servicing assets. The OCC's guidelines formerly provided that the amount of such qualifying intangibles that may be included in Tier 1 capital was strictly limited to a maximum of 50% of total Tier 1 capital. The OCC has amended its guidelines to increase the limitation on such qualifying intangibles from 50% to 100% of Tier 1 capital, of which no more than 25% may consist of purchased credit card relationships and non-mortgage servicing assets.

         In addition, the OCC has adopted rules which clarify treatment of asset sales with recourse not reported on a bank's balance sheet. Among assets affected are mortgages sold with recourse under Fannie Mae, Freddie Mac and Farmer Mac programs. The rules clarify that even though those transactions are treated as asset sales for bank Call Report purposes, those assets will still be subject to a capital charge under the risk-based capital guidelines.

         The risk-based capital guidelines of the OCC, the Federal Reserve Board and the FDIC explicitly include provisions regarding a bank's exposure to declines in the economic value of its capital due to changes in interest rates to ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's board of directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

         The Comptroller, the Federal Reserve Board and the FDIC recently added a provision to the risk-based capital guidelines that supplements and modifies the usual risk-based capital calculations to ensure that institutions with significant exposure to market risk maintain adequate capital to support that exposure. Market risk is the potential loss to an institution resulting from changes in market prices. The modifications are intended to address two types of market risk: general market risk, which includes changes in general interest rates, equity prices, exchange rates, or commodity prices, and specific market risk, which includes particular risks faced by the individual institution, such as event and default risks. The provision defines a new category of capital, Tier 3, which includes certain types of subordinated debt. The provision automatically applies only to those institutions whose trading activity, on a worldwide consolidated basis, equals either (i) 10% or more of total assets or
(ii) $1 billion or more, although the agencies may apply the provision's requirements to any institution for which application of the new standard is deemed necessary or appropriate for safe banking practices. For institutions to which the modifications apply, Tier 3 capital may not be included in the calculation rendering the 8% credit risk ratio; the sum of Tier 2 and Tier 3 capital may not exceed 100% of Tier 1 capital; and Tier 3 capital is used in both the numerator and denominator of the normal risk-based capital ratio calculation to account for the estimated maximum amount that the value of all positions in the institution's trading account, as well as all foreign exchange and commodity positions, could decline within certain parameters set forth in a model defined by the statute. Furthermore, beginning no later than January 1, 1999, covered institutions must "backtest," comparing the actual net trading profit or loss for each of its most recent 250 days against the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measure and must then apply a statutory multiplication factor based on that number for the next quarter's capital charge for market risk.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), enacted on December 19, 1991, provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One aspect of the FDICIA involves the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the FDICIA does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The FDICIA creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and which will be used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., holding companies) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

         As an institution's capital levels decline, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

         The FDICIA also provides that banks have to meet new safety and soundness standards. In order to comply with the FDICIA, the Federal Reserve Board, the OCC and the FDIC have adopted regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits.

         Both the capital standards and the safety and soundness standards which the FDICIA seeks to implement are designed to bolster and protect the deposit insurance fund.

         In response to the directive issued under the FDICIA, the regulators have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the FDICIA. The following table reflects the capital thresholds:


                                               TOTAL RISK-BASED      TIER 1 RISK-BASED              TIER 1
                                                CAPITAL RATIO          CAPITAL RATIO            LEVERAGE RATIO
                                               ----------------      -----------------          --------------

Well capitalized(1)......................            10.0%                   6.0%                     5.0%
Adequately Capitalized(1)................             8.0%                   4.0%                     4.0%(2)
Undercapitalized(3)......................           < 8.0%                 < 4.0%                   < 4.0%(4)
Significantly Undercapitalized(3)........           < 6.0%                 < 3.0%                   < 3.0%
Critically Undercapitalized..............              --                     --                    < 2.0%(5)


---------------------------

(1)  An institution must meet all three minimums.
(2) 3.0% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(4) Less than 3.0% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(5)  Ratio of tangible equity to total assets.


         As a national bank, the Bank is subject to examination and review by the OCC. This examination is typically completed on-site at least every eighteen months and is subject to off-site review at call. The OCC, at will, can access quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

         As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

         The scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation. In addition, regulators sometimes require higher capital levels on a case-by-case basis based on such factors as the risk characteristics or management of a particular institution. The Company and the Bank are not aware of any attributes of their operating plan that would cause regulators to impose higher requirements.

ITEM 2.  PROPERTIES.

         The Company's main offices are currently located at 4110 Southpoint Boulevard, Suite 212, Southpoint Square II, Jacksonville, Florida 32216. The Company expects to occupy its permanent offices located at 5210 Belfort Road, Concourse II, Jacksonville, Florida 32256, in May 1999.

         The Bank currently has three branch offices which are located in Jacksonville, Tampa and Gainesville, Florida. The Bank leases the space for all of its branch offices. The Jacksonville branch office is located at 95 Corporate Center, 6650 Southpoint Parkway, Jacksonville, Florida 32216. The Bank occupies approximately 3,900 square feet in the building. The Bank will relocate to its permanent facility of approximately 6,000 square feet in May 1999. This office will be located at 5210 Belfort Road, Jacksonville, Florida 32256. The Tampa branch office is located at 100 West Kennedy Boulevard, Tampa, Florida 33602. The Bank occupies approximately 8,400 square feet in the building but has an option for additional space at a predetermined lease rate. The Gainesville branch office is located at 3600 N.W. 43rd Street, Bldg. A, Suite 1, Gainesville, Florida 32606. The Bank leases approximately 2,900 square feet of space at this location.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject; nor are there material proceedings known to the Company or the Bank to be contemplated by any governmental authority; nor are there material proceedings known to the Company or the Bank in which any director, officer or affiliate or any principal security holder of the Company or the Bank, or any associate of any of the foregoing is a party or has an interest adverse to the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter ended December 31, 1998 to a vote of security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "FLBK." The Common Stock began trading on the Nasdaq National Market on July 30, 1998. The following table sets forth for the periods indicated the quarterly high and low bid quotation per share as reported by the Nasdaq National Market. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

                                                                      HIGH               LOW
                                                                      ----               ---

                    Fiscal year ended December 31, 1998

                        Third Quarter...........................     $10.50            $ 7.50

                        Fourth Quarter..........................       9.25             6.375

         As of March 15, 1999, there were approximately 147 holders of record of the Common Stock. Management of the Company believes that there are in excess of 2,100 beneficial holders of its Common Stock.

         The Company has never declared or paid any dividends on its capital stock. The Company currently anticipates that all of its earnings will be retained for development of the Company's business, and does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's future earnings, operations, capital requirements and surplus, general financial condition, contractual restrictions, and such other factors as the Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA.

                            SELECTED FINANCIAL DATA

         The following tables set forth selected financial data of the Company for the periods indicated. Florida Banks, Inc. (the "Company") was incorporated on October 15, 1997 for the purpose of becoming a bank holding company and acquiring First National Bank of Tampa (the "Bank"). On August 4, 1998, the Company completed its initial public offering and its merger (the "Merger") with the Bank pursuant to which the Bank was merged with and into Florida Bank No. 1, N.A., a wholly-owned subsidiary of the Company, and renamed Florida Bank, N.A. Shareholders of the Bank received 1,375,000 shares of common stock of the Company valued at $13,750,000. The Merger was considered a reverse acquisition for accounting purposes with the Bank identified as the accounting acquiror. The Merger has been accounted for as a purchase, but no goodwill has been recorded in the Merger and the financial statements of the Bank have become the historical financial statements of the Company.

         The number of shares of common stock, the par value of common stock and per share amounts have been restated to reflect the shares exchanged in the Merger.

         The selected financial data of the Company as of December 31, 1998, 1997 and 1996 and for each of the years ended December 31, 1998, 1997, 1996 and 1995 are derived from the financial statements of the Company, which have been audited by Deloitte & Touche LLP, independent auditors. The selected financial data of the Company as of December 31, 1995 and 1994 and for the year ended December 31, 1994 are derived from the financial statements of the Company, which were audited by other independent certified public accountants. These selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's financial statements and notes thereto, and financial and other information included elsewhere herein.

                                                                     YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------------
                                                     1998          1997        1996        1995          1994
Summary Income Statement:
Interest income                                    $ 5,432       $ 4,302     $ 3,614     $ 2,937       $ 2,075
Interest expense                                     2,436         2,296       1,872       1,474         1,005
                                                   -------       -------     -------     -------       -------
Net interest income                                  2,996         2,006       1,742       1,463         1,070
Provision (benefit) for loan losses                    629            60          60        (138)          (15)
                                                   -------       -------     -------     -------       -------
Net interest income after
  provision for loan losses                          2,367         1,946       1,682       1,602         1,085

Noninterest income                                     594           504         517         375           385
Noninterest expense (1)                              7,903         1,842       1,598       1,621         1,568
                                                   -------       -------     -------     -------       -------
Income (loss) before (benefit) provision for
  income taxes                                      (4,943)          608         601         356           (99)
(Benefit) provision for income taxes (2)              (350)          232         217          --            --
                                                   -------       -------     -------     -------       -------
Net income (loss)                                  $(4,593)      $   376     $   384     $   356       $   (99)
                                                   =======       =======     =======     =======       =======
Earnings (loss) per common share (3):
  Basic                                            $ (1.46)      $  0.31     $  0.32     $  0.29       $ (0.08)
  Diluted                                            (1.46)         0.29        0.30        0.28         (0.08)

(1) Noninterest expense for the Company for 1998 includes a nonrecurring noncash charge of $3,939,000 relating to the February 3, 1998 sale of Common Stock and Warrants included in the Units sold to accredited foreign investors and the February 11, 1998 sale of 297,000 shares of Common Stock to 14 officers, directors and consultants.

(2) The provision for income taxes for 1998, 1997 and 1996 is comprised solely of deferred income taxes. The benefit of the utilization of net operating loss carryforwards for 1997 and 1996 (periods subsequent to the effective date of the Company's quasi-reorganization) have been reflected as increases to additional paid-in capital.

(3) The earnings per share amounts have been restated to reflect the shares exchanged in the Merger.

                                                                                 AT DECEMBER 31.
                                                   ----------------------------------------------------------------------------
                                                     1998              1997            1996             1995             1994
                                                   --------          --------        --------         --------         --------

Summary Balance Sheet Data:
Investment securities                              $ 22,242          $ 10,765        $  8,551         $  6,760         $  7,495
Loans, net of deferred loan fees                     67,131            33,720          31,627           26,571           20,292
Earning assets                                      106,022            54,731          52,588           38,801           32,377
Total assets                                        113,566            60,396          55,505           41,748           34,959
Noninterest-bearings deposits                        11,840             6,442           8,122            5,719            4,660
Total deposits                                       64,621            45,460          45,526           34,633           31,886
Other borrowed funds                                  5,718             8,317           6,480            4,212              780
Total shareholders' equity                           42,588             6,314           3,269            2,678            2,143

Performance Ratios:
Net interest margin (1)                                4.28%             3.89%           4.05%            4.13%            3.77%
Efficiency ratio (2)                                 220.18             73.39           70.76            88.16           107.84
Return on average assets                              (5.42)             0.70            0.85             0.95            (0.32)
Return on average equity                             (16.54)            10.62           13.18            14.85            (4.14)

Asset Quality Ratios:
Allowance for loan losses to total loans               1.60%             1.42%           1.36%            1.28%            2.27 %
Non-performing loans to total loans (3)                2.8                 --              --               --             0.60
Net charge-offs (recoveries) to average loans         (0.09)             0.03           (0.11)           (0.07)           (0.18)

Capital and Liquidity Ratios:
Total capital to risk-weighted assets                 67.77 %           14.29 %         12.26 %          12.42 %          13.28 %
Tier 1 capital to risk-weighted assets                66.27             13.00           11.01            11.17            12.03
Tier 1 capital to average assets                      39.22              7.42            6.42             6.64             6.30
Average loans to average deposits                     81.04             75.77           75.83            67.26            65.11
Average equity to average total assets                32.80              6.54            6.45             6.40             7.75

-----------------------
(1)      Computed by dividing net interest income by average earning assets.
(2) Computed by dividing noninterest expense by the sum of net interest income and noninterest income.
(3)      The Bank had no non-performing loans at December 31, 1997, 1996 and
         1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) potential acquisitions by the Company;
(ii) trends affecting the Company's financial condition or results of operations; and (iii) the Company's business and growth strategies. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These factors include the following: (a) competitive pressure in the banking industry; (b) changes in the interest rate environment; (c) the fact that general economic conditions may be less favorable than we expect; and (d) changes in our regulatory environment. The accompanying information contained in this Report, including, without limitation, the information set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in the Company's Securities Act filings, identifies important additional factors that could adversely affect actual results and performance. Prospective investors are urged to carefully consider such factors.

         All forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing cautionary statements.

         The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company (including the notes thereto) contained elsewhere in this Report. The following discussion compares results of operations for the years ended December 31, 1998, 1997 and 1996.

THE COMPANY

         The Company was incorporated on October 15, 1997 to acquire or establish a bank in Florida. Prior to the consummation of the merger with First National Bank of Tampa (the "Merger"), the Company had no operating activities. The Merger was consummated immediately prior to the closing of the Company's initial public offering (the "Offering") on August 4, 1998. After the consummation of the Merger, the Bank's shareholders owned greater than 50% of the outstanding Common Stock of the Company, excluding the issuance of the shares in connection with the Offering. Accordingly, the Merger was accounted for as if the Bank had acquired the Company, the financial statements of the Bank have become the historical financial statements of the Company and no goodwill was recorded as a result of the Merger. In addition, the operating results of the Company incurred prior to the Merger, which consisted of organizational and start-up costs, are not included in the consolidated operating results.

         The Company funded its start-up and organization costs through the sale of units, consisting of Common Stock, Preferred Stock and warrants to purchase shares of Common Stock. As the Company had no operations during 1997 and had no equity and de minimis assets and liabilities at December 31, 1997, the Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of December 31, 1997 includes only information relevant to the Bank. Discussions and financial information for December 31, 1998 and for the period then ended, includes consolidated financial data of the Company and Bank. As the Company was not formed until 1997, the term "Company" used throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the Company and the Bank for the period ended December 31, 1998 and for the Bank only for the period ended December 31, 1997 and prior periods. Unless otherwise indicated, the "Bank" refers to Florida Bank, N.A., formerly First National Bank of Tampa.

SUMMARY

         The Company's net income for 1998 decreased $5.0 million to a loss of ($4.6) million from $376,000 in 1997. Net income for 1997 decreased $8,000 or 2.0% to $376,000 from $384,000 in 1996. Basic and diluted earnings per share was a loss of ($1.46) for 1998 as compared to basic and diluted earnings of $.31 and $.29, respectively, for 1997 and basic and diluted earnings of $.32 and $.30, respectively, for 1996. Diluted earnings per share reflects the dilutive effect of outstanding options and has been adjusted for the Offering and the exchange of shares related to the consummation of the Merger.

         The decrease in net income from 1997 to 1998 primarily resulted from expenses associated with the opening of the Jacksonville and Gainesville offices, expenses related to the Merger, noncash compensation and financing costs of $3.9 million or $(1.26) per share related to the February 3, 1998 sale of common stock and warrants included in the units sold to foreign investors and the February 11, 1998 sale of the 297,000 shares of common stock to 14 officers, directors and consultants and an increase in the provision for loan losses, all of which were partially offset by an increase in net interest income. The Company recorded such non-cash, non-recurring compensation expense and financing costs measured as the difference between the fair value of common stock, based upon the initial public offering price of $10.00 per share, and the sale price or allocated proceeds of $.01 per share. These non-cash charges were recorded with a corresponding increase in additional paid-in capital and therefore had no effect on the Company's total shareholders' equity or book value. Net interest income increased to $3.0 million in 1998 from $2.0 million in 1997, an increase of 49.3%, reflecting the investment of the proceeds from the Offering. The provision for loan losses increased to $629,000 in 1998 from $60,000 in 1997. Noninterest expenses increased to $7.9 million in 1998 from $1.8 million in 1997.

         The decrease in net income from 1996 to 1997 was primarily attributable to a decrease in noninterest income and increases in noninterest expense and the provision for income taxes, all of which were partially offset by an increase in net interest income. Net interest income increased to $2.0 million in 1997 from $1.7 million in 1996, an increase of 15.1%. Noninterest income decreased 2.5% to $504,000 in 1997 from $517,000 in 1996. Noninterest expense increased to $1.8 million in 1997 from $1.6 million in 1996, an increase of 15.2%. The provision for income taxes increased to $232,000 in 1997 from $217,000 in 1996, an increase of 7.0%.

         As a result of poor operating performance from its inception in 1988 through 1994, First National Bank of Tampa generated approximately $8.5 million in net operating loss carryforwards. As of December 31, 1997, the Company had $7.0 million in net operating loss carryforwards remaining to be utilized and net deferred tax assets of $2.4 million. At December 31, 1997, the Company assessed its earnings history and trends over the past three years, its estimate of future earnings, and the expiration dates of the loss carryforwards and determined that it was more likely than not that the deferred tax assets will be realized. Accordingly, no valuation allowance was required at December 31, 1997 resulting in net deferred tax assets of $2.4 million and a corresponding increase to additional paid-in capital. See "-- Provision for Income Taxes."

         Total assets at December 31, 1998 were $113.6 million, an increase of $53.2 million, or 88.0%, over the prior year. Total loans increased 99.1% to $67.3 million at December 31, 1998, from $33.8 million at December 31, 1997. Total deposits increased $19.2 million, or 42.1%, to $64.6 million at December 31, 1998 from $45.5 million at December 31, 1997. Shareholders' equity increased to $42.6 million at December 31, 1998 from $6.3 million at December 31, 1997. These increases were attributable to the use of proceeds of the Offering and the completion of the Merger.

         The earnings performance of the Company is reflected in the calculations of net income (loss) as a percentage of average total assets ("Return on Average Assets") and net income (loss) as a percentage of average shareholders' equity ("Return on Average Equity"). During 1998, the Return on Average Assets and Return on Average Equity were (5.43%) and (16.54%) respectively, compared to .70% and 10.62%, respectively, for 1997. The Company's ratio of total equity to total assets increased to 37.5% at December 31, 1998 from 10.5% at December 31, 1997, primarily as a result of the proceeds of the Offering and the completion of the Merger.

RESULTS OF OPERATIONS

         Net Interest Income

         The following table sets forth, for the periods indicated, certain information related to the Company's average balance sheet, its yields on average earning assets and its average rates on interest-bearing liabilities. Such yields and rates are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the periods indicated.

                                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------------
                                                                     1998                                   1997
                                                       ---------------------------------       -------------------------------
                                                                   INTEREST                               INTEREST
                                                       AVERAGE     INCOME/        YIELD/       AVERAGE    INCOME/       YIELD/
                                                       BALANCE     EXPENSE         RATE        BALANCE    EXPENSE        RATE
                                                       -------     -------         ----        -------    -------        ----
ASSETS                                                                           (DOLLARS IN THOUSANDS)

Earning assets:

   Loans, net of deferred loan fees(1)...........      $39,917      $3,826         9.58%       $34,264     $3,353        9.79%

   Investment securities(2)......................       15,766         875         5.55          9,971        583        5.85

   Repurchase agreement..........................        5,342         277         5.19              0          0           0
                                                                                                           ------

   Federal funds sold............................        9,033         454         5.03          7,398        366        4.94
                                                       -------      ------                     -------     ------

      Total earning assets.......................       70,058       5,432         7.75         51,633      4,302        8.33
                                                                    ------                                 ------

Cash and due from banks..........................        4,588                                   2,092

Premises and equipment, net......................          627                                     500

Other assets.....................................        9,882                                     342

Allowance for loan losses........................         (550)                                   (478)
                                                       -------                                 -------

      Total assets...............................      $84,605                                 $54,089
                                                       =======                                 =======

LIABILITIES AND
SHAREHOLDERS' EQUITY

Interest-bearing liabilities:....................

   Interest-bearing demand deposits..............      $ 2,956          75         2.54        $ 2,894         73        2.52%

   Savings deposits..............................        7,353         347         4.72          5,707        273        4.77

   Money market deposits.........................        1,417          35         2.47          1,511         38        2.51

   Certificates of deposit of $100,000 or more...       10,548         579         5.49         10,530        585        5.55

   Other time deposits...........................       18,161       1,071         5.90         18,974      1,107        5.84

   Repurchase agreements.........................        5,237         231         4.41          3,957        178        4.50

   Other borrowed funds..........................        1,641          98         5.97            949         42        4.44
                                                       -------      ------                     -------     ------

Total interest-bearing liabilities...............       47,313       2,436         5.15         44,522      2,296        5.16
                                                       -------      ------                     -------     ------

Noninterest-bearing demand deposits..............        8,818                                   5,729

Other liabilities................................          711                                     298

Shareholders' equity.............................       27,763                                   3,540
                                                       -------                                 -------

      Total liabilities and
      shareholders' equity.......................      $84,605                                 $54,089
                                                       =======                                 =======

Net interest income..............................                   $2,996                                 $2,006
                                                                    ======                                 ======

Net interest spread .............................                                  2.60%                                 3.17%

Net interest margin..............................                                  4.28%                                 3.89%

         -----------------
         (1) At December 31, 1998, $725,000 of loans were accounted for on a non-accrual basis. During 1997, all loans were accruing interest. Loan amounts are net of deferred loan fees which were $162,000 in 1998 and $79,000 in 1997.
         (2) The yield on investment securities is computed based upon the average balance of investment securities at amortized cost and does not reflect the unrealized gains or losses on such investments.

         Net interest income is the principal component of a financial institution's income stream and represents the difference or spread between interest and certain fee income generated from earning assets and the interest expense paid on deposits and other borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company had no investments in tax-exempt securities during 1998, 1997 and 1996. Accordingly, no adjustment is necessary to facilitate comparisons on a taxable equivalent basis.

         Net interest income increased 49.3% to $3.0 million in 1998 from $2.0 million in 1997. This increase in net interest income is attributable to growth in average earning assets due to the investment of the proceeds from the Offering, partially offset by the growth in savings deposits and repurchase agreements. The trend in net interest income is commonly evaluated using net interest margin and net interest spread. The net interest margin, or net yield on average earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. The net interest margin increased 39 basis points to 4.28% in 1998 on average earning assets of $70.0 million from 3.89% in 1997 on average earning assets of $51.6 million. This increase is primarily due to the significant increase in average earning assets from the investment of proceeds from the Offering. The effect of the investment of the proceeds from the Offering more than offset a 58 basis point decrease in the average yield on earning assets to 7.75% in 1998 from 8.33% in 1997 and a one basis point decrease in the average rate paid on interest-bearing liabilities to 5.15% in 1998 from 5.16% in 1997. The decreased yield on earning assets was primarily the result of lower market rates on loans and investment securities. The decrease in the cost of interest-bearing liabilities is attributable to minimal decreases in rates on time deposits, money market and savings deposits and repurchase agreements.

         Net interest income increased $264,000, or 15.1%, to $2.0 million in 1997 from $1.7 million in 1996. This increase in net interest income is attributable to the growth in average earning assets, partially offset by the growth in interest-bearing liabilities and by lower margins. The net interest margin decreased 16 basis points to 3.89% in 1997 on average earning assets of $51.6 million from 4.05% in 1996 on average earning assets of $43.0 million. Management attributes this decrease in the net interest margin to higher rates on interest-bearing liabilities, which were partially offset by higher yields on earning assets, resulting from higher market rates.

         The net interest spread decreased 57 basis points to 2.60% in 1998 from 3.17% in 1997, as the yield on average earning assets decreased 58 basis points while the cost of interest-bearing liabilities increased one basis point. The net interest spread measures the absolute difference between the yield on average earning assets and the rate paid on average interest-bearing sources of funds. The net interest spread eliminates the impact of noninterest-bearing funds and gives a direct perspective on the effect of market interest rate movements. This measurement allows management to evaluate the variance in market rates and adjust rates or terms as needed to maximize spreads.

         The net interest spread decreased 20 basis points to 3.17% in 1997 from 3.37% in 1996. The decrease resulted from a 7 basis points decrease in the yield on average earning assets offset by a 13 basis point increase in the cost of average interest-bearing liabilities.

         During recent years, the net interest margins and net interest spreads have been under pressure, due in part to intense competition for funds with non-bank institutions and changing regulatory supervision for some financial intermediaries. The pressure was not unique to the Company and was experienced by the banking industry nationwide.

         To counter potential declines in the net interest margin and the interest rate risk inherent in the balance sheet, the Company adjusts the rates and terms of its interest-bearing liabilities in response to general market rate changes and the competitive environment. The Company monitors Federal funds sold levels throughout the year, investing any funds not necessary to maintain appropriate liquidity in higher yielding investments such as short-term U.S. government and agency securities. The Company will continue to manage its balance sheet and its interest rate risk based on changing market interest rate conditions.

         Rate/Volume Analysis of Net Interest Income

         The table below presents the changes in interest income and interest expense attributable to volume and rate changes between 1997 and 1998 and between 1996 and 1997. The effect of a change in average balance has been determined by applying the average rate in 1997 and 1996 to the change in average balance from 1997 to 1998 and from 1996 to 1997, respectively. The effect of change in rate has been determined by applying the average balance in 1997 and 1996 to the change in the average rate from 1997 to 1998 and from 1996 to 1997, respectively. The net change attributable to the combined impact of the volume and rate has been allocated to both components in proportion to the relationship of the absolute dollar amounts of the change in each.

                                            YEAR ENDED DECEMBER 31, 1998                  YEAR ENDED DECEMBER 31, 1997
                                                   COMPARED WITH                                 COMPARED WITH
                                                 DECEMBER 31, 1997                             DECEMBER 31, 1996
                                                 -----------------                             -----------------

                                             INCREASE (DECREASE) DUE TO:                   INCREASE (DECREASE) DUE TO:
                                             ---------------------------                   ---------------------------
                                             VOLUME           YIELD/RATE        TOTAL      VOLUME         YIELD/RATE      TOTAL
                                             ------           ----------        -----      ------         ----------      -----

Interest Earned On:

  Taxable securities ...................     $   355,866      $ (31,898)     $   290,784      $123,712     $   (443)     $123,269

  Federal funds sold ...................          72,090         16,509           88,599        78,715       23,391       102,106

  Net loans ............................         544,240        (70,657)         473,583       462,537           --       462,537

  Repurchase agreements ................         277,165            N/A          277,165            --           --            --
                                             -----------      ---------      -----------      --------     --------      --------

     Total earning assets ..............       1,249,361        (85,546)       1,130,131       664,964       22,948       687,912
                                             -----------      ---------      -----------      --------     --------      --------


Interest Paid On:

   Money market deposits ...............            (855)          (205)          (1,060)        2,327          391         2,718

   Savings deposits ....................          77,635         (2,820)          74,815        84,389        4,445        88,834

   Time deposits .......................         (45,526)         3,683          (41,843)      202,423       37,047       239,470

   Repurchase agreements ...............          56,111         (3,471)          52,640        61,268        8,575        69,843

   Other borrowed funds ................          38,067         18,106           56,173        23,434         (213)       23,221
                                             -----------      ---------      -----------      --------     --------      --------

     Total interest-bearing liabilities          125,432         15,293          140,725       373,841       50,245       424,086
                                             -----------      ---------      -----------      --------     --------      --------

     Net interest income ...............     $ 1,123,929      $(100,839)     $   989,406      $291,123     $(27,297)     $263,826
                                             ===========      =========      ===========      ========     ========      ========


         Provision for Loan Losses

         The provision for loan losses is the expense of providing an allowance or reserve for anticipated future losses on loans. The amount of the provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management=s assessment of loan portfolio quality, the value of loan collateral and general business and economic conditions.

         The provision for loan losses charged to operations in 1998 was $629,000 as compared to $60,000 for 1997. Management=s analysis of the allowance for loan losses prepared as of December 31, 1998 indicated the need for a specific reserve in the amount of $529,000 for an impaired credit in the Tampa market. The remaining $100,000 provision in 1998 was generally due to increases in the amount of loans outstanding.

         The provision for loan losses charged to operations in both 1997 and 1996 was $60,000. Management's analysis of the allowance for loan losses during 1997 and 1996 indicated no material changes in the quality of the loan portfolio, economic outlook or other factors generally considered by management. Accordingly, the provision for loan losses for 1997 and 1996 were generally due to increases in the amount of loans outstanding. For additional information regarding provision for loan losses, charge-offs and allowance for loan losses, see "--Financial Condition--Asset Quality."

         Noninterest Income

         Noninterest income consists of revenues generated from a broad range of financial services, products and activities, including fee-based services, service fees on deposit accounts and other activities. In addition, gains realized from the sale of the guaranteed portion of SBA loans, other real estate owned, and available for sale investments are included in noninterest income.

         Noninterest income increased 17.8% to $594,000 in 1998 from $504,000 in 1997. This change resulted from an increase in the amount of service fees on deposit accounts and increased gains on the sale of the guaranteed portion of SBA loans. Service fees on deposit accounts increased 17.8% to $382,000 in 1998 from $325,000 in 1997 due to an increase in insufficient funds and returned check fees and increased volume in the number of wire transfers transacted for customers. Gains on sale of the guaranteed portion of SBA loans increased 11.4% to $106,000 in 1998 from $95,000 in 1997 due to an increase in the principal amount of such loans sold. During 1998, the Company sold $1.2 million principal balance of SBA loans all of which were originated in 1998, compared to $1.1 million of loans sold in 1997, of which $1.0 million were originated in 1997. Other income, which includes various recurring noninterest income items such as travelers checks fees and safe deposit box fees, increased 27.0% to $98,000 in 1998 from $76,000 in 1997.

         Noninterest income decreased 2.5% to $504,000 in 1997 from $517,000 in 1996. This decrease resulted primarily from lower service fees on deposits and lower gains on the sale of the guaranteed portion of SBA loans, partially offset by higher gains on sale of available for sale investments and other real estate owned. Fees on deposits decreased 2.0% to $325,000 in 1997 from $331,000 in 1996. Gain on sale of the guaranteed portion of SBA loans decreased 31.1% to $95,000 in 1997 from $138,000 in 1996 due to a decrease in the principal amount of loans sold. In 1997, the Company sold $1.1 million principal balance of loans of which $1.0 million were originated in 1997, compared to $1.7 million of loans sold in 1996 of which $1.0 million were originated in 1996. In 1997, there was a small gain on sale of available for sale investments, but in 1996, loss on sale of available for sale investments and other real estate owned totaled $2,000. Other income increased 53.2% to $76,000 in 1997 from $50,000 in 1996.

         The following table presents an analysis of the noninterest income for the periods indicated with respect to each major category of noninterest income:

                                                                                         % CHANGE        % CHANGE
                                                        1998         1997        1996    1998-1997       1997-1996
                                                        ----         ----        ----    ---------       ---------

                                                          (DOLLARS IN THOUSANDS)

Service fees................................            $382         $325        $331       17.8%          (2.0)%

Gain on sale of loans.......................             106           95         138       11.4%         (31.1)

Gains (loss) on sale of available for sale
   Investment securities, net...............               8            8          (2)       N/A            N/A

Other.......................................              98           76          50       27.0           53.2
                                                        ----         ----        ----

    Total...................................            $594         $504        $517       17.8%          (2.5)%
                                                        ====         ====        ====

         Noninterest Expense

         Noninterest expense increased 329.0% to $7.9 million in 1998 from $1.8 million in 1997. Management attributes this increase to the $3.9 million non-cash compensation and financing costs, the costs of the Merger and increases in personnel expense, occupancy expense and data processing expense relating to opening the Jacksonville and Gainesville banking offices. Salaries and benefits increased 438.3% to $5,380,000 in 1998 from $999,000 in 1997. This increase is attributable to a non-cash, non-recurring charge of approximately $3 million related to the sale of stock and warrants to the founders of the Company and foreign investors and to increases in the number of personnel at the holding company level and for the Jacksonville and Gainesville offices. Occupancy and equipment expense increased 89.8% to $486,000 in 1998 from $256,000 in 1997 primarily as a result of the addition of the holding company and Jacksonville banking offices. Data processing expense increased 53.6% to $142,000 in 1998 from $93,000 in 1997 which is primarily attributable to the growth in loan and deposit transactions and the addition of new services. Financing costs for 1998 represents a non-cash non-recurring charge of $972,000 for financing costs relating to the issuance of common stock and warrants to foreign investors. Other operating expenses increased 86.8% to $923,000 in 1998 from $494,000 in 1997. This increase is attributable primarily to an increase of $47,000 in marketing and advertising expenses, an increase of $137,000 in legal and accounting fees associated with the Merger, an increase of $68,000 in communications expense associated with the network expansion at the holding company and Jacksonville banking offices and an increase of $49,000 in stationary, printing and supplies associated with the Company name change and opening of the Jacksonville banking office.

         Noninterest expense increased 15.2% to $1.8 million in 1997 from $1.6 million in 1996. Management attributes this increase to an increase in personnel expense, occupancy expense, data processing expense and other operating expenses. Salaries and benefits expense increased 14.5% to $999,000 in 1997 from $872,000 in 1996. This increase is attributable to an increase in the Company's administrative lending staff, additional incentive awards under an expanded officer incentive program, increases in the cost of employee's group insurance and normal salary increases. Occupancy and equipment expense decreased 12.9% to $256,000 in 1997 from $227,000 in 1996 primarily as a result of the addition of 967 square feet of leased space for the Company's SBA department at an annualized cost of $11,000. Data processing expense increased 22.9% to $93,000 in 1997 from $75,000 in 1996. Other operating expenses increased 16.6% to $494,000 in 1997 from $429,000 in 1996. The increase in operating expenses is attributed primarily to an increase of $26,000 in FDIC insurance premiums associated with deposit growth, an increase of $18,000 in directors' fees and increases in SBA expenses of $28,000 related to the liquidation and collection of problem loans.

         The following table presents an analysis of the noninterest expense for the periods indicated with respect to each major category of noninterest expense:

                                                                                             % CHANGE     % CHANGE
                                                      1998         1997        1996         1998-1997     1997-1996
                                                      ----         ----        ----         ---------     ---------

                                                     (DOLLARS IN THOUSANDS)

Salaries and benefits....................           $5,380       $  999      $  872           438.3%         14.5%

Occupancy and equipment..................              486          256         227            89.8          12.9

Data processing..........................              142           93          75            53.6          22.9

Financing cost...........................              972            0           0             N/A           N/A

Other....................................              923          494         424            86.8          16.6
                                                    ------       ------      ------           -----          ----

    Total................................           $7,903       $1,842      $1,598           329.0%         15.2%
                                                    ======       ======      ======

         Provision for Income Taxes

         The provision (benefit) for income taxes was ($350,000) for 1998 compared to a provision of $232,000 for 1997. The effective tax rate for 1998 was a benefit of (7.1%) as compared to an effective tax rate of 38.2% for 1997. The decrease in the effective tax rate is due to the effect of a higher level of nondeductible expenses in 1998 as compared to 1997. These nondeductible expenses for 1998 are comprised primarily of the $3.9 million in compensation and financing costs resulting from the sale of common stock and warrants to founders and foreign investors. The Company paid no income taxes during 1998 due to the availability of net operating loss carryforwards.

         The provision for income taxes increased to $232,000 for 1997 from $217,000 for 1996, reflecting an effective tax rate of 38.2% for 1997, compared to an effective tax rate of 36.1% for 1996. The increase in the effective tax rate is due to the effect of a higher level of nondeductible expenses in 1997 over 1996. The Company paid no income taxes during 1997 and 1996 due to the availability of net operating loss carryforwards. The provision for income taxes for 1997 and 1996 represents deferred income taxes.

         Certain income and expense items are recognized in different periods for financial reporting purposes and for income tax return purposes. Deferred income tax assets and liabilities reflect the differences between the values of certain assets and liabilities for financial reporting purposes and for income tax purposes, computed at the current tax rates. Deferred income tax expense is computed as the change in the Company's deferred tax assets, net of deferred tax liabilities and the valuation allowance. The Company's deferred income tax assets consist principally of net operating loss carryforwards. A deferred tax valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

         First National Bank of Tampa reported losses from operations each year from its inception in 1988 through 1994. These losses primarily resulted from loan losses and high overhead costs. Management of First National Bank of Tampa was replaced during 1992 and additional capital of $1.6 million was raised through a private placement of common stock during 1993. Largely as a result of these changes, the Company became profitable in 1995. In order to reflect this fresh start, the Bank elected to restructure its capital accounts through a quasi-reorganization. A quasi-reorganization is an accounting procedure that allows a company to restructure its capital accounts to remove an accumulated deficit without undergoing a legal reorganization. Accordingly, the Bank charged against additional paid-in capital its accumulated deficit of $8.1 million at December 31, 1995. As a result of the quasi-reorganization, the future benefit from the utilization of the net operating loss carryforwards generated prior to the date of the quasi-reorganization was required to be accounted for as an increase to additional paid-in capital. Such benefits are not considered to have resulted from the Bank's results of operations subsequent to the quasi-reorganization.

         As of December 31, 1998, the Company had $7.6 million in net operating loss carryforwards available to reduce future taxable earnings, which resulted in net deferred tax assets of $2.9 million. These net operating loss carryforwards will expire in varying amounts in the years 2004 through 2018 unless fully utilized by the Company.

         Prior to 1997, because of the uncertain nature of the Company's earnings, the Company recorded a valuation allowance equal to the full amount of the deferred tax assets. At December 31, 1997, the Company assessed its earnings history and trends over the past three years, its estimate of future earnings, and the expiration dates of the net operating loss carryforwards and determined that it was more likely than not that the benefit of the deferred tax assets will be realized. Accordingly, no valuation allowance was required at December 31, 1997, and the elimination of the valuation allowance of $2.4 million has been reflected as an increase to additional paid-in capital.

         The following table presents the components of net deferred tax assets:

                                                                                  AS OF DECEMBER 31,
                                                                                  ------------------

                                                                      1998               1997            1996
                                                                      ----               ----            ----

                                                                                (DOLLARS IN THOUSANDS)


         Deferred tax assets.............................            $3,026             $2,525          $2,729

         Deferred tax liabilities........................               133                105              85

         Valuation allowance.............................                --                 --           2,644
                                                                     ------             ------          ------

         Net deferred tax assets.........................            $2,893             $2,420          $   --
                                                                     ======             ======          ======

         The utilization of the net operating loss carryforwards reduces the amount of the related deferred tax asset by the amount of such utilization at the current enacted tax rates. Other deferred tax items resulting in temporary differences in the recognition of income and expenses such as the allowance for loan losses, loan fees, accumulated depreciation and cash to accrual adjustments will fluctuate from year-to-year.

         As a result of the elimination of the deferred tax valuation allowance, the Company recognized the full benefit of the deferred tax assets at December 31, 1997. Accordingly, the Company will record a provision for income taxes in future periods that includes a current and deferred income tax component. The deferred income tax provision will reflect the benefit of the utilization of the net operating loss carryforwards.

         As a result of the Merger, the Company will have the use of the Company's net operating loss carryforwards. However, the portion of the Company's net operating loss carryforwards which will be usable each year by the Company will be limited under provisions of Section 382 of the Internal Revenue Code relating to the change in control. The annual limitation is based upon the purchase price of the Company multiplied by the applicable Long-Term Tax-Exempt Rate (as defined in the Internal Revenue Code) at the date of acquisition. Based upon the applicable Long-Term Tax-Exempt Rate for December 1998 acquisitions, this annual limitation would be approximately $700,000. Management believes it is more likely than not that the Company will produce sufficient taxable income to allow the Company to fully utilize its net operating loss carryforwards prior to their expiration.

         Net Income

         The Company reported a net loss of $(4,593,000) in 1998 compared to net income of $376,000 in 1997. The net loss for 1998 resulted from the $3.9 million non-cash non-recurring compensation and financing costs, expenses associated with the opening of the Jacksonville and Gainesville offices, expenses related to the Merger and an increase in the provision for loan losses, partially offset by an increase in net interest income. Basic earnings (loss) per share were $(1.46) for 1998 and $.31 for 1997.

         Return on Average Assets decreased 643 basis points to a deficit of (5.43%) in 1998 from .70% in 1997. Return on Average Equity decreased 2716 basis points to a deficit of (16.54%) in 1998 from 10.62% in 1997.

         Net income decreased 2.0% to $376,000 in 1997 from $384,000 in 1996.
The decrease in net income for the year ended December 31, 1997, was attributable to a decrease in net interest income, and an increase in noninterest expense, which were partially offset by an increase in the provision for income taxes. Basic earnings per share was $.31 for 1997 and $.32 for 1996.

         Return on Average Assets decreased fifteen basis points to .70% in 1997 from .85% in 1996. Return on Average Equity decreased 256 basis points to 10.62% in 1997 from 13.18% in 1996.

FINANCIAL CONDITION

         Earning Assets

         Average earning assets increased 35.7% to $70.0 million in 1998 from $51.6 million in 1997. During 1998, loans, net of deferred loan fees, represented 57.0% of average earning assets, investment securities comprised 22.5%, Federal funds sold comprised 7.6%, and Repurchase Securities comprised 12.9%. In 1997, loans, net of deferred loan fees, comprised 66.4% of average earning assets, investment securities comprised 19.3% and Federal funds sold comprised 14.3%. The variance in the mix of earning assets is primarily attributable to the addition of repurchase securities, a short-term investment of the holding company. The Company manages its securities portfolio and additional funds to minimize interest rate fluctuation risk and to provide liquidity.

         In 1998, growth in earning assets was funded primarily through an increase in shareholders' equity via the Offering.

         Loan Portfolio

         The Company's total loans outstanding increased 99.1% to $67.2 million as of December 31, 1998 from $33.8 million as of December 31, 1997. Loan growth for 1998 was funded primarily through the proceeds of the Offering and growth in average deposits. The growth in the loan portfolio primarily was a result of an increase in commercial and commercial real estate loans of $30.0 million, or 105.5%, from December 31, 1997 to 1998. Average total loans in 1998 were $40.7 million, $26.6 million less than the year end balance of $67.3 million due to the increase in loan production for the third and fourth quarters of 1998. The Company engages in a full complement of lending activities, including commercial, real estate construction, real estate mortgage, home equity, installment, SBA guaranteed loans and credit card loans.

         The following table presents various categories of loans contained in the Company's loan portfolio for the periods indicated, the total amount of all loans for such periods, and the percentage of total loans represented by each category for such periods:

                                                                                         AS OF DECEMBER 31,
                                                                            -------------------------------------------
                                                                              1998                      1997
                                                                            --------------------   --------------------

                                                                                        % OF                      % OF
                                                                            BALANCE     TOTAL         BALANCE     TOTAL
                                                                            -------     -----         -------     -----

                                                                                       (DOLLARS IN THOUSANDS)

TYPE OF LOAN

Commercial real estate.............................................         $25,326     37.6%         $15,281     45.2%

Commercial ........................................................          33,103     49.2           13,158     38.9

Residential mortgage...............................................           6,047      9.0            3,269      9.7

Consumer...........................................................           2,021      3.0            1,222      3.6

Credit cards and other.............................................             796      1.2              869      2.6

         Total loans...............................................          67,293      100%          33,799      100%
                                                                                        ====                      ====

Net deferred loan fees.............................................            (162)                      (79)
                                                                            -------                   -------

    Loans, net of deferred loan fees...............................          67,131                    33,720

Allowance for loan losses..........................................          (1,074)                     (481)
                                                                            -------                   -------

         Net loans.................................................         $66,057                   $33,239
                                                                            =======                   =======

         Commercial Real Estate. Commercial real estate loans consist of loans secured by owner-occupied commercial properties, income-producing properties and construction and land development. At December 31, 1998, commercial real estate loans represented 37.6% of outstanding loan balances, compared to 45.2% at December 31, 1997. The decrease in this category of loans is due to the increased emphasis on commercial loans and the decreased emphasis on real estate loans.

         Commercial. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. At December 31, 1998, commercial loans represented 49.2% of outstanding loan balances, compared to 38.9% at December 31, 1996. The growth in commercial loans represents the increased emphasis placed on commercial lending and the strategy of management to diversify risk.

         Residential Mortgage. The Company's residential mortgage loans consist of first and second mortgage loans and construction loans. At December 31, 1998, residential mortgage loans represented 9.0% of outstanding loan balances, compared to 9.7% at December 31, 1997. The Company does not actively market residential mortgages and its portfolio primarily consists of loans to the principals of other commercial relationships.

         Consumer. The Company's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, education and other personal expenditures. At December 31, 1998, consumer loans represented 3.0% of outstanding loan balances, compared to 3.6% at December 31, 1997. The decrease in consumer loans is attributable to the increased focus on commercial loans and increased competition for those loans principally by non-bank institutions.

         Credit Card and Other Loans. This category of loans consists of borrowings by customers using credit cards, overdrafts and overdraft protection lines. At December 31, 1998, credit card and other loans represented 1.2% of outstanding loan balances as compared to 2.6% at December 31, 1997. These credits are primarily extended to the principals of commercial customers.

         The Company's only area of credit concentration is commercial and commercial real estate loans. The Company has not invested in loans to finance highly-leveraged transactions, such as leveraged buy-out transactions, as defined by the Federal Reserve Board and other regulatory agencies. In addition, the Company had no foreign loans or loans to lesser developed countries as of December 31, 1998.

         While risk of loss in the Company's loan portfolio is primarily tied to the credit quality of the borrowers, risk of loss may also increase due to factors beyond the Company's control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the Company's real estate portfolio. Of the Company's target areas of lending activities, commercial loans are generally considered to have greater risk than real estate loans or consumer loans. For this reason the Company seeks to diversify its commercial loan portfolio by industry, geographic distribution and size of credits.

         From time to time, management of the Company has originated certain loans which, because they exceeded the Company's legal lending limit, were sold to other institutions. As a result of the Offering, the Company has an increased lending limit and has repurchased certain loan participations, thereby increasing earning assets. Loan participation agreements allow the Company to repurchase loans at the outstanding principal balance plus accrued interest, if any, at the Company's discretion.

         The Company also purchases participations from other institutions. When the Company purchases these participations, such loans are subjected to the Company's underwriting standards as if the loan was originated by the Company. Accordingly, management of the Company does not believe that loan participations purchased from other institutions pose any greater risk of loss than loans that the Company originates.

         The repayment of loans in the loan portfolio as they mature is a source of liquidity for the Company. The following table sets forth the maturity of the Company's loan portfolio within specified intervals as of December 31, 1998:

                                                                                              DUE
                                                            DUE IN 1      DUE AFTER 1 TO     AFTER
                                                          YEAR OR LESS        5 YEARS       5 YEARS         TOTAL
                                                          ------------        -------       -------         -----

TYPE OF LOAN                                                                (DOLLARS IN THOUSANDS)
------------

Commercial real estate......................                 $ 3,626          $ 8,802       $12,898        $25,326

Commercial..................................                  21,317           10,210         1,576         33,103

Residential mortgage........................                   3,036            1,745         1,266          6,047

Consumer ...................................                   1,625              357            39          2,021

Credit card and other loans.................                     796                0             0            796
                                                             -------          -------       -------        -------

         Total..............................                 $30,400          $21,114       $15,779        $67,293
                                                             =======          =======       =======        =======


         The following table presents the maturity distribution as of December 31, 1998 for loans with predetermined fixed interest rates and floating interest rates by various maturity periods:

                                                            DUE IN 1     DUE AFTER 1      DUE AFTER
                                                          YEAR OR LESS   TO 5 YEARS        5 YEARS         TOTAL
                                                          ------------   ----------        -------         -----

INTEREST CATEGORY                                                         (DOLLARS IN THOUSANDS)
-----------------

Predetermined fixed interest rate.................           $ 9,892       $13,136         $13,246        $36,274

Floating interest rate............................            20,509         7,978           2,532         31,019
                                                              ------       -------         -------        -------

         Total....................................           $30,401       $21,114         $15,778        $67,293
                                                             =======       =======         =======        =======

         Asset Quality

         At December 31, 1998, $725,000 of loans were accounted for on a non-accrual basis as compared to 1997 when all loans were accruing interest. Included in the non-accrual loans as of December 31, 1998 were $150,000 of SBA guaranteed loans. The SBA loans consist of the remaining balance of liquidated loans pending payment of the SBA guarantee. All of the loans past due 90 days at December 31, 1998 were SBA loans, of which $236,000 are guaranteed by the SBA, subject to certain conditions. At December 31, 1997, $624,000 of the loans past due 90 days were SBA loans, of which $526,000 were guaranteed by the SBA, subject to certain conditions. See "--Non-performing Assets."

         First National Bank of Tampa started its SBA lending program in August 1994. Under this program, the Company originates commercial and commercial real estate loans to borrowers that qualify for various SBA guaranteed loan products. The guaranteed portion of such loans generally ranges from 75% to 85% of the principal balance, the majority of which the Company sells in the secondary market. The majority of the Company's SBA loans provide a servicing fee of 1.00% of the outstanding principal balance. Certain SBA loans provide servicing fees of up to 2.32% of the outstanding principal balance. The Company records the premium received upon the sale of the guaranteed portion of SBA loans as gain on sale of loans. The Company does not defer a portion of the gain on sale of such loans as a yield adjustment on the portion retained, nor does it record a retained interest, as such amounts are not considered significant. The principal balance of SBA loans in the Company's loan portfolio at December 31, 1998 totaled $3.9 million, including the SBA guaranteed portion of $2.1 million, compared to an outstanding balance of $2.9 million at December 31, 1997, including the SBA guaranteed portion of $1.6 million. At December 31, 1998, the principal balance of the guaranteed portion of SBA loans cumulatively sold in the secondary market since the commencement of the SBA program totaled $4.0 million.

         The Company generally repurchases the SBA guaranteed portion of loans in default to fulfill the requirements of the SBA guarantee or in certain cases, when it is determined to be in the Company's best interest, to facilitate the liquidation of the loans. The guaranteed portion of the SBA loans are repurchased at the current principal balance plus accrued interest through the date of repurchase. Upon liquidation, in most cases, the Company is entitled to recover up to 120 days of accrued interest from the SBA on the guaranteed portion of the loan paid. In certain cases, the Company has the option of charging-off the non-SBA guaranteed portion of the loan retained by the Company and requesting payment of the SBA guaranteed portion. In such cases, the Company will have determined that insufficient collateral exists, or the cost of liquidating the business exceeds the anticipated proceeds to the Company. In all liquidations, the Company seeks the advice of the SBA and submits a liquidation plan for approval prior to the commencement of liquidation proceedings. The payment of any guarantee by the SBA is dependent upon the Company following the prescribed SBA procedures and maintaining complete documentation on the loan and any liquidation services. The total principal balance of the guaranteed portion of SBA loans repurchased during 1998 was $0 as compared to $319,000 for 1997.

         As of December 31, 1998, there were no loans other than those disclosed above that were classified for regulatory purposes as doubtful, substandard or special mention which (i) represented or resulted from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represented material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans other than those disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms.

         Allowance for Loan Losses and Net Charge-Offs

         The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. In its evaluation of the allowance and its adequacy, management considers loan growth, changes in the composition of the loan portfolio, the loan charge-off experience, the amount of past due and non-performing loans, current and anticipated economic conditions, underlying collateral values securing loans and other factors. While it is the Company's policy to provide for a full reserve or charge-off in the current period the loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

         An analysis of the Company's loss experience is furnished in the following table for the periods indicated, as well as a detail of the allowance for loan losses:

                                                                                                     YEARS ENDED
                                                                                                     DECEMBER 31,
                                                                                                     ------------

                                                                                                 1998            1997
                                                                                                 ----            ----

                                                                                                (DOLLARS IN THOUSANDS)

Balance at beginning of period......................................................            $   481          $ 432

Charge-offs:

    Commercial real estate..........................................................                (39)           (24)

    Commercial......................................................................                (16)           (19)

    Residential mortgage............................................................                 --             --

    Consumer........................................................................                 --             --

    Consumer credit card and other..................................................                (10)            --
                                                                                                -------          -----

        Total charge-offs...........................................................                (65)           (43)
                                                                                                -------          -----


Recoveries:

   Commercial real estate...........................................................                 28             32

   Commercial.......................................................................                  1             --

   Residential mortgage.............................................................                 --             --

   Consumer.........................................................................                 --             --

   Credit card and other............................................................                 --             --
                                                                                                -------          -----

         Total recoveries...........................................................                 29             32
                                                                                                -------          -----



Net (charge-offs)/recoveries........................................................                (36)           (11)

Provision for loan losses...........................................................                629             60
                                                                                                -------          -----

Balance at end of period............................................................            $ 1,074          $ 481
                                                                                                =======          =====


Net (charge-offs)/recoveries as a percentage of average loans.......................               (.09)%         (.02)%

Allowance for loan losses as a percentage of total loans............................
                                                                                                   1.60%          1.42%

         Net charge-offs were $36,000 or .09% of average loans outstanding in 1998 as compared to net charge-offs of $11,000 or .02% of average loans outstanding in 1997. The allowance for loan losses increased 122.9% to $1.1 million or 1.60% of loans outstanding at December 31, 1998 from $481,000 or 1.42% of loans outstanding at December 31, 1997. The allowance for loan losses as a multiple of net loans charged off was 28.9x for the year ended December 31, 1998 as compared to 44.7x for the year ended December 31, 1997. The increase in the allowance for the loan losses was primarily related to the establishment of a specific reserve in the amount of $529,000 for a loan in the Tampa market. Net recoveries decreased to $29,000 in 1998, representing .09% of average loans outstanding, from $32,000 in 1997, representing .02% of average loans outstanding. See "--Asset Quality."

         In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. This review encompasses the judgment of management, utilizing internal loan rating standards, guidelines provided by the banking regulatory authorities governing the Company, their loan portfolio reviews as part of the company examination process and semi-annual independent external loan reviews performed by a consultant.

         Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") was issued in May 1993. SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. The Company adopted SFAS 114 on January 1, 1995. At December 31, 1998, the Company held impaired loans as defined by SFAS 114 of $1.9 million ($649,000 of such balance is guaranteed by the SBA) for which specific allocations of $580,000 have been established within the allowance for loan losses which have been measured based upon the fair value of the collateral. Such reserve is allocated between commercial and commercial real estate. A portion of these impaired loans have also been classified by the Company as loans past due over 90 days ($315,000) and none have been classified as troubled debt restructurings. At December 31, 1997, the Company held impaired loans as defined by SFAS 114 of $372,000 ($300,000 of such balance is guaranteed by the SBA) for which specific allocations of $72,000 have been established within the allowance for loan losses which have been measured based upon the fair value of the collateral. Such reserve is allocated between commercial and commercial real estate. A portion of these impaired loans have also been classified by the Company as loans past due over 90 days ($342,000) and as troubled debt restructurings ($249,000). Interest income on such impaired loans during 1998 and 1997 was not significant.

         As shown in the table below, management determined that as of December 31, 1998, 21.3% of the allowance for loan losses was related to commercial real estate loans, 64.0% was related to commercial loans, 8.5% was related to residential mortgage loans, 1.5% was related to consumer loans, 4.4% to credit card and other loans and .3% was unallocated. There was no significant fluctuation in the allocation of the allowance for loan losses between 1996 and 1997. As shown in the table below, management determined that as of December 31, 1997, 22.8% of the allowance for loan losses was related to commercial real estate loans, 37.0% was related to commercial loans, 7.3% was related to residential mortgage loans, 1.8% was related to consumer loans, 4.7% to credit card and other loans and 26.4% was unallocated. The fluctuations in the allocation of the allowance for loan losses between 1998 and 1997 is attributed to the establishment of a specific reserve in the amount of $529,000 for commercial loans and allocation of reserves for future loans growth which were previously unallocated.

         For the periods indicated, the allowance was allocated as follows:

                                                  AS OF DECEMBER 31,
                                                  ------------------

                                             1998                     1997
                                             ----                     ----

                                                     % OF                    % OF
                                      AMOUNT         TOTAL     AMOUNT        TOTAL
                                      ------         -----     ------        -----

                                                  (DOLLARS IN THOUSANDS)

Commercial real estate ........       $  229          21.3%     $110          22.8%

Commercial ....................          687          64.0       178          37.0

Residential mortgage ..........           91           8.5        35           7.3

Consumer ......................           16           1.5         9           1.8

Credit card and other loans....           47           4.4        23           4.7

Unallocated ...................            3           0.3       126          26.4
                                      ------         -----      ----         -----

         Total ................       $1,073         100.0%     $481         100.0%
                                      ======         =====      ====         =====


         In considering the adequacy of the Company's allowance for loan losses, management has focused on the fact that as of December 31, 1998, 37.6% of outstanding loans are in the category of commercial real estate and 49.2% are in commercial loans. Commercial loans are generally considered by management to have greater risk than other categories of loans in the Company's loan portfolio. Generally, such loans are secured by accounts receivable, marketable securities, deposit accounts, equipment and other fixed assets which reduces the risk of loss inherently present in commercial loans. Commercial real estate loans inherently have a higher risk due to depreciation of the facilities, limited purposes of the facilities and the effect of general economic conditions. The Company attempts to limit this risk by generally lending no more than 75% of the appraised value of the property held as collateral.

         Residential mortgage loans constituted 9.0% of outstanding loans at December 31, 1998. The majority of the loans in this category represent residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

         At December 31, 1998, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

         A credit review of the loan portfolio by an independent firm has historically been conducted semi-annually with future reviews planned on a quarterly basis. The purpose of this review is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of nonconforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report is approved by the Board and management of the Company. In addition to the above credit review, the Company's primary regulator, the OCC, also conducts a periodical examination of the loan portfolio. Upon completion, the OCC presents its report of examination to the Board and management of the Company. Information provided from the above two independent sources, together with information provided by the management of the Company and other information known to members of the Board, are utilized by the Board to monitor the loan portfolio and the allowance for loan losses. Specifically, the Board attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectability of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

         Non-performing Assets

         At December 31, 1998, $725,000 of loans were accounted for on a nonaccrual basis as compared to 1997 when all loans were accruing interest. The remaining balance of non-accrual loans consists of $150,000 of SBA loans and one credit in the amount of $575,000 to a professional firm in the Tampa market. The Company intends to proceed with collection efforts and is in the process of requesting the cash surrender value of the borrowers life insurance from the insurance companies. However, due to the uncertainty of the borrower=s future cash flows, the Company has reserved the entire un-collaterized portion of the loan, totaling $529,000. At December 31, 1998, two loans totaling $315,000 were accruing interest and were contractually past due 90 days or more as to principal and interest payments, compared to ten loans totaling $774,000 which were accruing interest and were contractually past due 90 days or more at December 31, 1997. All of the loans past due 90 days at December 31, 1998 were SBA loans, of which $236,000 are guaranteed by the SBA, subject to certain conditions as compared to $624,000 in SBA loans, of which $526,000 are guaranteed by the SBA, as of December 31, 1997.

         At December 31, 1998, two loans totaling $35,000 (none of which are also included in the amount of loans past due 90 days or more) were defined as "troubled debt restructurings." At December 31, 1997, five loans totaling $265,000 (two of which, totaling $219,000, are also included in the amount of loans past due 90 days or more) were defined as "troubled debt restructurings." During 1998, the Company restructured two commercial loans to one borrower that was experiencing financial difficulties. The Company consolidated the two loans and renewed the debt for a five-year term. At December 31, 1998, the consolidated loan had an outstanding principal balance of $35,000. This loan has been classified as an impaired loan at December 31, 1998 and the Company has provided a specific reserve of $3,500 representing the Company's estimated exposure on this loan. The borrower has provided financial statements reflecting that the business is now generating adequate cash flows to service the loan going forward.

         The Company has policies, procedures and underwriting guidelines intended to assist in maintaining the overall quality of its loan portfolio. The Company monitors its delinquency levels for any adverse trends. Non-performing assets consist of loans on non-accrual status, real estate and other assets acquired in partial or full satisfaction of loan obligations and loans that are past due 90 days or more.

         The Company's policy generally is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest. A loan may be placed on nonaccrual status at an earlier date when concerns exist as to the ultimate collections of principal or interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on nonaccrual is accounted for on a cash basis. Loans that are contractually past due 90 days or more which are well secured or guaranteed by financially responsible third parties and are in the process of collection generally are not placed on nonaccrual status.

         Investment Portfolio

         Total investment securities increased 106.6% to $22.2 million in 1998 from $10.8 million in 1997. At December 31, 1998, investment securities available for sale totaled $22.0 million, with an unrealized loss of $12,000, net of tax effect. At December 31, 1997, investment securities available for sale totaled $10.5 million, with an unrealized gain of $4,000. At December 31, 1998, investment securities available for sale had net unrealized losses of $19,000, comprised of gross unrealized losses of $88,000 and gross unrealized gains of $69,000. At December 31, 1997, investment securities available for sale had net unrealized gains of $6,000, comprised of gross unrealized losses of $25,000 and gross unrealized gains of $31,000. Average investment securities as a percentage of average earning assets increased to 22.5% in 1998 from 19.3% in 1997.

         The Company invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and mortgage-backed securities. In addition, the Company enters into Federal funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal funds amounts to a short-term loan from the Company to another company.

         Proceeds from sales and maturities of available for sale investment securities decreased 13.8% to $11.7 million in 1998 from $13.5 million in 1997, with a resulting net gain on sales of $8,000 in 1998. Such proceeds are generally used to reinvest in additional available for sale investments.

         Other investments include Independent Bankers Bank stock, Federal Reserve Bank stock and Federal Home Loan Bank stock that are required for the Company to be a member of and to conduct business with such institutions. Dividends on such investments is determined by the institutions and is payable semi-annually or quarterly. Other investments decreased 6.8% to $292,000 at December 31, 1998 from $313,000 at December 31, 1997. Other investments are carried at cost as such investments do not have readily determinable fair values.

         During 1998, the Company began investing in collateralized mortgage obligations ("CMOs"). At December 31, 1998, the investment portfolio included $12.3 million in CMOs. During 1998, the Company maintained its investment in mortgage-backed securities. At December 31, 1998, the investment portfolio included $4.6 million in mortgage-backed securities.

         The following table presents, for the periods indicated, the carrying amount of the Company's investment securities, including mortgage-backed securities.

                                                                                 AS OF DECEMBER 31,
                                                               --------------------------------------------------

                                                                        1998                       1997
                                                               ------------------------  ------------------------

                                                               BALANCE      % OF TOTAL    BALANCE      % OF TOTAL
                                                               -------      ----------    -------      ----------

   INVESTMENT CATEGORY                                                      (DOLLARS IN THOUSANDS)
   -------------------

   Available for sale:

     U.S. Treasury and other U.S. agency obligations ...       $ 5,050          22.7%     $ 5,027          46.7%

     Mortgage-backed securities ........................        16,900          76.0        5,425          50.4
                                                               -------         -----      -------         -----

                                                                21,950          98.7       10,452          97.1

   Other investments ...................................           292           1.3          313           2.9
                                                               -------         -----      -------         -----

                  Total ................................       $22,242         100.0%     $10,765         100.0%
                                                               =======         =====      =======         =====

         The Company utilizes its available for sale investment securities, along with cash and Federal funds sold, to meet its liquidity needs.

         As of December 31, 1998, $16.9 million, or 76.0%, of the investment securities portfolio consisted of mortgage-backed securities compared to $5.4 million, or 50.4%, of the investment securities portfolio as of December 31, 1997. During 1999, $4.2 million of all mortgage-backed securities will mature. The maturities of mortgage-backed securities, of which 24.6% were adjustable, may be shortened by prepayments which tend to increase in a declining interest rate environment.

         As a result of the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company has segregated its investment securities portfolio into securities held to maturity and those available for sale. Investments held to maturity are those for which management has both the ability and intent to hold to maturity and are carried at amortized cost. At December 31, 1998 and 1997, no investments were classified as held to maturity. Investments available for sale are securities identified by management as securities which may be sold prior to maturity in response to various factors including liquidity needs, capital compliance, changes in interest rates or portfolio risk management. The available for sale investment securities provide interest income and serve as a source of liquidity for the Company. These securities are carried at fair market value, with unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity.

         Investment securities with a carrying value of approximately $16.1 million and $9.3 million at December 31, 1998 and 1997, respectively, were pledged to secure deposits of public funds, repurchase agreements and certain other deposits as provided by law.

         The maturities and weighted average yields of the investment securities portfolio at December 31, 1998 are presented in the following table using primarily the stated maturities, excluding the effects of prepayments.

                                                                                                              WEIGHTED
                                                                                                              AVERAGE
                                                                                              AMOUNT          YIELD(1)
                                                                                              ------          --------

  AVAILABLE FOR SALE:                                                                          (DOLLARS IN THOUSANDS)

  U.S. Treasury and other U.S. agency obligations:

  0 - 1 year......................................................................            $ 2,994            5.37%

  Over 1 through 5 years..........................................................              2,017            5.62

  Over 5 years ...................................................................                 --             N/A
                                                                                              -------            ----

  Total...........................................................................               5050
                                                                                              -------


  Mortgage-backed securities:

  0-1 year........................................................................              4,156            4.39

  Over 1 through 5 years..........................................................              9,658            5.59

  Over 5 years....................................................................              1,960            5.52

  Over 10 years...................................................................              1,183            5.49
                                                                                              -------

  Total...........................................................................             16,950            5.33
                                                                                              -------


            Total available for sale..............................................            $21,969            5.27%
                                                                                              =======


                  (1) The Company has not invested in any tax-exempt obligations.

         As of December 31, 1998, except for the U.S. Government and its agencies, there was not any issuer within the investment portfolio who represented 10% or more of the shareholders' equity.

         Deposits and Short-Term Borrowings

         The Company's average deposits increased 8.6%, or $4.0 million, to $49.3 million during 1998 from $45.3 million during 1997. This growth is attributed to a 53.9% increase in noninterest-bearing demand deposits, a 6.2% decrease in money market deposits, a 28.8% increase in savings deposits, a .2% decrease in certificates of deposits of $100,000 or more and a 4.3% decrease in other time deposits.

         Average noninterest-bearing demand deposits increased 53.9% to $8.8 million in 1998 from $5.7 million in 1997. As a percentage of average total deposits, these deposits increased to 17.9% in 1998 from 12.6% in 1997. Noninterest-bearing demand deposits increased 83.8% to $11.8 million at December 31, 1998, from $6.4 million at December 31, 1997. This increase is attributable to large business deposits retained by the Company during 1998.

         Average interest-bearing demand deposits remained relatively constant from 1997 to 1998. Savings deposits increased 204.9% to $17.9 million at December 31, 1998, form $5.9 million at December 31, 1997. The increase in average savings deposits is primarily attributable to an increase of $11.9 million at year-end 1998 in the Company's prime investments account which is a specialized savings account that pays interest at 60.0% of the prime rate as quoted in The Wall Street Journal on accounts with a balance of greater than $25,000. The average balances of money market accounts and the year end balances decreased slightly from 1997 to 1998. This decrease is attributable primarily to decreases in commercial deposit balances. Average balances of certificates of deposit of $100,000 or more remained constant at $10.5 million for both 1998 and 1997. The average balance for other time deposits decreased 4.5% from 1997 to 1998 due to a slight decrease in rates. Other time deposits increased 8.4% to $20.1 million at December 31, 1998 compared to $18.5 million at December 31, 1997.

         The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                                                         YEARS ENDING DECEMBER 31,
                                                                         -------------------------

                                                                   1998                              1997
                                                                   ----                              ----

                                                           AVERAGE     AVERAGE              AVERAGE          AVERAGE
                                                           BALANCE       RATE               BALANCE            RATE
                                                           -------       ----               -------            ----

  DEPOSIT CATEGORY                                                       (DOLLARS IN THOUSANDS)
  ----------------

  Noninterest-bearing demand....................           $ 8,818         --%              $ 5,729              --%
  Interest-bearing demand.......................             2,956       2.54                 2,894            2.25
  Money market..................................             1,417       2.47                 1,511            2.51
  Savings ......................................             7,353       4.72                 5,707            4.77
  Certificates of deposit of $100,000 or more...            10,548       5.49                10,530            5.55
  Other Time....................................            18,161       5.90                18,974            5.84
                                                           -------                           ------


       Total....................................           $49,253       4.28%              $45,345            4.58%
                                                           =======                          =======

         Interest-bearing deposits, including certificates of deposit, will continue to be a major source of funding for the Company. However, there is no specific emphasis placed on time deposits of $100,000 and over. During 1998, aggregate average balances of time deposits of $100,000 and over comprised 21.4% of total deposits compared to 23.2% for the prior year. The average rate on certificates of deposit of $100,000 or more decreased to 5.49% in 1998, compared to 5.55% in 1997. The rates on certificates of deposit of $100,000 or more are generally lower than the rates on other time deposits as such certificates are generally shorter in term.

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities:

                                                                            DECEMBER 31,
                                                                            ------------

                                                             1998                                1997
                                                             ----                                ----

                                                                      (DOLLARS IN THOUSANDS)

                                                      AMOUNT        AVERAGE                AMOUNT       AVERAGE
                                                      ------         RATE                  ------        RATE
                                                                     ----                                ----

 3 months or less.....................                $2,861         4.61%                 $ 3,520       5.18%
 3-6 months...........................                 1,847         5.22                    1,253       5.64
 6-12 months..........................                 1,914         5.69                    3,199       5.41
 Over 12 months.......................                 2,927         6.11                    2,242       4.89
                                                      ------                               -------
      Total...........................                $9,549         5.49%                 $10,214       5.55%
                                                      ======                               =======

         Average short-term borrowings increased 40.2% to $6.9 million in 1998 from $4.9 million in 1997. Short-term borrowings consist of treasury tax and loan deposits and repurchase agreements with certain commercial customers. Average treasury tax and loan deposits increased 72.9% to $1,641,000 in 1998 from $949,000 in 1997. Average repurchase agreements increased 32.3% to $5.2 million in 1998 from $4.0 million in 1997. The treasury tax and loan deposits provide an additional liquidity resource to the Company as such funds are invested in Federal funds sold. The repurchase agreements represent an accommodation to commercial customers that seek to maximize their return on liquid assets. The Company invests these funds in Federal funds sold and earns a contractual margin of 50 to 100 basis points on such invested funds.

         Repurchase agreements decreased 4.1% to $5.7 million at December 31, 1998 from $5.9 million at December 31, 1997. Management believes that the increase in average balances more appropriately reflects the trend of increasing repurchase agreements.

         The following table presents the components of short-term borrowings and the average rates on such borrowings for the years ended December 31, 1998 and 1997:

                                               MAXIMUM
                                                AMOUNT                                                       AVERAGE
                                            OUTSTANDING AT        AVERAGE        AVERAGE      ENDING         RATE AT
YEAR ENDED DECEMBER 31,                     ANY MONTH END         BALANCE         RATE        BALANCE        YEAR END
-----------------------                     -------------         -------         ----        -------        --------

                                                                    (DOLLARS IN THOUSANDS)

1998

Treasury tax and loan deposits......            $2,539            $1,641          5.97%       $   50          4.22%

Repurchase agreements...............             7,964             5,237          4.41         5,669          3.72
                                                                  ------                      ------

    Total...........................                              $6,878                      $5,719
                                                                  ======                      ======


1997

Treasury tax and loan deposits......            $2,414            $  949          4.44%       $2,406          5.19%

Repurchase agreements...............             6,257             3,957           4.5         5,912          4.66
                                                                  ------                      ------

    Total...........................                              $4,906                      $8,318
                                                                  ======                      ======


         Capital Resources

         Shareholders' equity increased 574.59% to $42.6 million in 1998 from $6.3 million in 1997. This increase results primarily from the Company's public offering of $41 million on August 4, 1998, the issuance of common shares and units to the founders of the Company and foreign investors and the exercise of stock options, which were offset by the net loss from operations.

         Average shareholders' equity as a percentage of total average assets is one measure used to determine capital strength. The ratio of average shareholders' equity to average assets increased to 32.8% in 1998 from 6.5% in 1997 and 6.4% in 1996.

                         REGULATORY CAPITAL CALCULATION

                                                                 1998                      1997
                                                                 ----                      ----

                                                           AMOUNT     PERCENT        AMOUNT       PERCENT
                                                           ------     -------        ------       -------

                                                                     (DOLLARS IN THOUSANDS)

           Tier 1 risk based:

               Actual..............................       $42,600      66.27%        $ 4,138       13.00%
               Minimum required....................         2,579          4           1,273           4
                                                          -------      -----         -------       -----
               Excess above minimum................       $40,021      62.27%        $ 2,865        9.00%
                                                          =======      ======        =======       =====

           Total risk based:
                Actual.............................       $43,568      67.77%        $ 4,546       14.29%
                Minimum required...................         5,159          8           2,546           8
                                                          -------      -----         -------       -----

                Excess above minimum...............       $38,409      59.77%        $ 2,000        6.29%
                                                          =======      ======        =======       =====
           Leverage:

               Actual..............................       $42,600      39.22%        $ 4,138        7.42%
               Minimum required....................         4,359       4.00           2,231           4
                                                          -------      -----         -------       -----
               Excess above minimum................       $38,241      35.22%        $ 1,907        3.42%
                                                          =======      ======        =======       =====

                   Total risked based assets.......       $64,487                    $31,819


                   Total average assets............       $84,605                    $54,089

         The various federal bank regulators, including the Federal Reserve and the FDIC, have risk-based capital requirements for assessing bank capital adequacy. These standards define capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Capital is classified into two tiers. For banks, Tier 1 or "core" capital consists of common shareholders' equity, qualifying noncumulative perpetual preferred stock and minority interests in the common equity accounts of consolidated subsidiaries, reduced by goodwill, other intangible assets and certain investments in other corporations ("Tier 1 Capital"). Tier 2 Capital consists of Tier 1 Capital, as well as a limited amount of the allowance for possible loan losses, certain hybrid capital instruments (such as mandatory convertible debt), subordinated and perpetual debt and non-qualifying perpetual preferred stock ("Tier 2 Capital").

         At December 31, 1994, a risk-based capital measure and a minimum ratio standard was fully phased in, with a minimum total capital ratio of 8.00% and Tier 1 Capital equal to at least 50% of total capital. The Federal Reserve also has a minimum leverage ratio of Tier 1 Capital to total assets of 3.00%. The 3.00% Tier 1 Capital to total assets ratio constitutes the leverage standard for bank holding companies and BIF-insured state-chartered non-member banks, and will be used in conjunction with the risk-based ratio in determining the overall capital adequacy of banking organizations. The FDIC has similar capital requirements for BIF-insured state-chartered non-member banks.

         The Federal Reserve and the FDIC have emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such minimum levels of capital only if it were rated a composite "one" under the regulatory rating systems for bank holding companies and banks. All other bank holding companies are required to maintain a leverage ratio of 3.00% plus at least 1.00% to 2.00% of additional capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve continues to consider a "tangible Tier 1 leverage ratio" in evaluation proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total average assets less all intangibles.

         The Company's Tier 1 (to risk-weighted assets) capital ratio increased to 66.27% in 1998 from 13.0% in 1997. The Company's total risk based capital ratio increased to 67.77% in 1998 from 14.29% in 1997. These ratios exceed the minimum capital adequacy guidelines imposed by regulatory authorities on banks and bank holding companies, which are 4.00% for Tier 1 capital and 8.00% for total risk based capital. The ratios also exceed the minimum guidelines imposed by the same regulatory authorities to be considered "well-capitalized," which are 6.00% of Tier 1 capital and 10.00% for total risk based capital.

         The Company does not have any commitments which it believes would reduce its capital to levels inconsistent with the regulatory definition of a "well capitalized" financial institution. See "Business--Supervision and Regulation."

         Interest Rate Sensitivity and Liquidity Management

         Liquidity is the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company's ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.

         The primary function of asset/liability management is not only to assure adequate liquidity in order for the Company to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can profitably deploy its assets. Both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

         Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on repricing relationships of assets and liabilities during periods of changes in market interest rates. Interest rate sensitivity is managed with a view to maintaining a mix of assets and liabilities that respond to changes in interest rates within an acceptable time frame, thereby managing the effect of interest rate movements on net interest income. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities that are subject to repricing at various time horizons. The differences are interest sensitivity gaps: less than one month, one to three months, four to twelve months, one to five years, over five years and on a cumulative basis. The following table shows interest sensitivity gaps for these different intervals as of December 31, 1998.



                                          ONE                 FOUR-
                                         MONTH   ONE-THREE   TWELVE     ONE-FIVE   OVER FIVE    NONINTEREST
                                        OR LESS    MONTHS    MONTHS       YEARS      YEARS       SENSITIVE      TOTAL
                                        -------    -----     ------       -----      -----       ---------      -----
DECEMBER 31, 1998                                                (DOLLARS IN THOUSANDS)
-----------------
ASSETS
Earning assets:

   Available for sale investment
       Securities ..............          --     $  4,065    $  7,213   $  8,732     $  1,959        --        $ 21,950
   Other investments ...........          --           --          --         --          292        --             292
   Repurchase agreements .......    $  9,700           --          --         --           --        --           9,700
   Federal funds sold ..........       6,950           --          --         --           --        --           6,950
   Loans .......................       5,334        3,179      21,888     21,114       15,778        --          67,293
                                                 --------    --------   --------     --------        --        --------

Total earning assets ...........      21,984        7,244      29,101     29,846       18,029        --         106,204
                                    --------     --------    --------   --------     --------        --        --------

                                          ONE                      FOUR-
                                         MONTH        ONE-THREE   TWELVE     ONE-FIVE   OVER FIVE    NONINTEREST
                                        OR LESS         MONTHS    MONTHS       YEARS      YEARS       SENSITIVE    TOTAL
                                        -------       ---------   ------     --------   ---------    -----------   -----
LIABILITIES
Interest-bearing liabilities:

   Interest-bearing demand deposits ....     3,913          --         --          --         --           --       3,913
   Savings deposits ....................    17,200          --         --          --         --          710      17,910
   Money market deposits ...............        --          --         --          --                   1,341       1,341
   Certificates of deposit of
     $100,000 or more...................  $    725    $  2,136   $  3,761    $  2,927         --           --    $  9,549

   Other time deposits .................     2,662       1,297      5,631      10,476         --           --      20,066
   Repurchase agreements ...............     5,669          --         --          --         --           --       5,669
   Other borrowed funds ................        50          --         --          --         --           50
                                          --------    --------   --------    --------   --------     --------    --------
       Total interest-bearing
           Liabilities .................    30,219       3,433      9,392      13,403          0        2,051      58,498
                                          --------    --------   --------    --------   --------     --------    --------
Noninterest-bearing demand deposits ....        --          --         --          --         --       11,840      11,840
Other noninterest liabilities ..........        --          --         --          --         --       35,866      35,866
                                          --------    --------   --------    --------   --------     --------    --------
      Noninterest-bearing sources
           of funds-net ................  $     --    $     --   $     --    $     --   $     --     $ 47,706    $ 47,706
                                          --------    --------   --------    --------   --------     --------    --------
Interest sensitivity gap:
   Amount ..............................  $ (8,235)   $  3,811   $ 19,709    $ 16,443   $ 18,029     $(49,757)   $     --
                                          --------    --------   --------    --------   --------     --------    --------
   Cumulative amount ...................  $ (8,235)   $ (4,424)  $ 15,285    $ 31,728   $ 49,757     $     --    $     --
   Percent of total earning assets .....     (7.75%)      3.59%     18.55%      15.48%     16.98%      (46.85%)
   Cumulative percent of total
     Earning assets.....................     (7.75%)     (4.17%)    14.39%      29.87%     46.85%
Ratio of rate sensitive assets to rate
     sensitive liabilities .............       .73x       2.11x      3.10x       2.23x       N/A
Cumulative ratio of rate sensitive
     assets to rate sensitive
     liabilities .......................       .73x       1.15x      1.36x       1.56x      1.88x


         In the current interest rate environment, the liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable performance levels. A decreasing rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing rate environment, earnings are positively impacted. This asset/liability mismatch in pricing is referred to as gap ratio and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap ratio of 1.00 means that assets and liabilities are perfectly matched as to repricing. Management has specified gap ratio guidelines for a one year time horizon of between .80 and 1.20 years for the Bank. At December 31, 1998, the Bank had a cumulative gap ratio of 1.11 for the one year period ending December 31, 1999 At December 31, 1998, the Company had gap ratios of approximately 1.15 for the next three month time period and 1.36 for the one year period ending December 31, 1999. Thus, over the next twelve months, rate-sensitive assets will reprice faster than rate-sensitive liabilities. This rate sensitivity gap exceeds managements' guideline due to the investment of the proceeds from the offerings.

         The allocations used for the interest rate sensitivity report above were based on the maturity schedules for the loans and deposits and the duration schedules for the investment securities. All interest-bearing demand deposits were allocated to the one month or less category with the exception of personal savings deposit accounts which were allocated to the noninterest sensitive category. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the net interest spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remain the same, thus impacting net interest income. This is referred to as basis risk and, generally, relates to the possibility that the repricing characteristics of short-term assets tied to the Company's prime lending rate are different from those of short-term funding sources such as certificates of deposit.

         Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities which are not reflected in the interest sensitivity analysis report. Prepayments may have significant effects on the Company's net interest margin. Because of these factors and in a static test, interest sensitivity gap reports may not provide a complete assessment of the Company's exposure to changes in interest rates. Management utilizes computerized interest rate simulation analysis to determine the Company's interest rate sensitivity. The table above indicates the Company is in an asset sensitive gap position for the first year, then moves into a matched position through the five year period. Overall, due to the factors cited, current simulations results indicate a relatively low sensitivity to parallel shifts in interest rates. A liability sensitive company will generally benefit from a falling interest rate environment as the cost of interest-bearing liabilities falls faster than the yields on interest-bearing assets, thus creating a widening of the net interest margin. Conversely, an asset sensitive company will benefit from a rising interest rate environment as the yields on earning assets rise faster than the costs of interest-bearing liabilities. Management also evaluates economic conditions, the pattern of market interest rates and competition to determine the appropriate mix and repricing characteristics of assets and liabilities required to produce a targeted net interest margin.

         In addition to the gap analysis, management uses rate shock simulation to measure the rate sensitivity of its balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on the Company's net interest margin. The Company measures its interest rate risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a period of twelve months. The Company's most recent rate shock simulation analysis which was performed as of January 31, 1999, indicates that a 200 basis point increase in rates would cause an increase in net interest income of $262,000 over the next twelve month period. Conversely, a 200 basis point decrease in rates would cause a decrease in net interest income of $262,000 over a twelve month period.

         This simulation is based on management's assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this will be the case. While this simulation is a useful measure of the Company's sensitivity to changing rates, it is not a forecast of the future results and is based on many assumptions, that if changed, could cause a different outcome. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to net interest income than indicated above.

         Generally, the Company's commercial and commercial real estate loans are indexed to the prime rate. A portion of the Company's investments in mortgage-backed securities are indexed to U.S. Treasury rates. Accordingly, any changes in these indices will have a direct impact on the Company's interest income. The majority of the Company's savings deposits are indexed to the prime rate. Certificates of deposit are generally priced based upon current market conditions which include changes in the overall interest rate environment and pricing of such deposits by competitors. Other interest-bearing deposits are not priced against any particular index, but rather, reflect changes in the overall interest rate environment. Repurchase agreements are indexed to the average daily Federal funds sold rate and other borrowed funds are indexed to U.S. Treasury rates. The Company adjusts the rates and terms of its loans and interest-bearing liabilities in response to changes in the interest rate environment.

         The Company does not currently engage in trading activities or use derivative instruments to manage interest rate risk.

         At December 31, 1998, available for sale investment securities with a carrying value of approximately $18.8 million are scheduled to mature within the next five years. Of this amount, $11.3 million is scheduled to mature within one year. The Company's main source of liquidity is Federal funds sold and repurchase agreements. Average Federal funds sold were $9.0 million in 1998, or 12.9% of average earning assets, compared to $7.4 million in 1997, or 14.3% of average earning assets. Federal funds sold totaled $7.0 million at December 31, 1998, or 6.6% of earning assets, compared to $10.2 million at December 31, 1997, or 18.7% of earning assets. Repurchase agreements totaled $9.7 million at December 31, 1998, compared to $0 at December 31, 1997.

         At December 31, 1998, loans with a carrying value of approximately $51.5 million are scheduled to mature within the next five years. Of this amount, $30.4 million is scheduled to mature within one year.

         At December 31, 1998, time deposits with a carrying value of approximately $29.6 million are scheduled to mature within the next five years. Of this amount, $16.2 million is scheduled to mature within one year.

         The Company's average loan-to-deposit ratio increased 54 basis points to 81.0% for 1998 and 75.6% for 1997. The Company's total loan-to-deposit ratio increased 298 basis points to 104.1% at December 31, 1998 from 74.3% at December 31, 1997, due to the increased loan production and the investment of proceeds form the offering.

         The Company has short-term funding available through various federal funds lines of credit with other financial institutions and its membership in the Federal Home Loan Bank of Atlanta ("FHLBA"). Further, the FHLBA membership provides the availability of participation in loan programs with varying maturities and terms. At December 31, 1998, the Company had no short-term borrowings from the FHLBA or any other financial institution.

         There are no known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in liquidity increasing or decreasing in any material way.

         It is not anticipated that the Company will find it necessary to raise additional funds to meet expenditures required to operate the business of the Company over the next twelve months. All anticipated material expenditures for such period have been identified and provided for out of the proceeds of the Offering.

YEAR 2000

         As the year 2000 ("Year 2000") approaches, an important business issue has emerged regarding existing application software programs and operating systems. Many existing application software products, including the Company's, were designed to accommodate a two-digit year. For example, "98" is stored on the system and represents 1998 and "00," represents 1900. The Company primarily utilizes M&I Data Services, Inc. ("M&I"), a third-party vendor, to provide its primary banking applications, including core processing systems. In addition, the Company also uses M&I's software for certain ancillary computer applications. M&I has committed substantial resources in the process of modifying, upgrading or replacing its computer applications to ensure timely Year 2000 compliance. M&I has notified the Company that it has successfully completed the conversion of its banking systems to a Year 2000-ready platform. Prior to the actual conversion, both the Company and M&I conducted comprehensive awareness, assessment, renovation, and testing phases as part of their respective Year 2000 projects. Each of these phases helped both organizations ensure that they understood the scope of the year 2000 impact on their day-to-day business. In August 1998, M&I Data Services' Year 2000 Outsourcing Solution, the Company's core processing systems, was certified by the Information Technology of America (ITAA). ITAA 2000 is the banking industry's century date change certification program. The program examines processes and methods used by companies to perform their Year 2000 software conversion. M&I has provided all upgrades, modifications and systems enhancements to the Company in accordance with its data processing agreement and without additional costs to the Company.

         In addition to its core processing systems, the Company has implemented a Year 2000 compliance program whereby the Company is reviewing the Year 2000 issues that may be faced by its other third-party vendors and loan and deposit customers. Under such program, the Company will examine the need for modifications or replacement of all non-Year 2000 compliant pieces of software. This process is ongoing, however, to date the Company has not identified any mission critical software systems that are not Year 2000 compliant or in the process of being modified for compliance. Within the last nine months, the Company has made a physical inventory of its computer and other hardware and equipment to determine if such hardware is Year 2000 compliant. As part of this process, the Company has replaced certain equipment and hardware at a cost of $36,000. The Company has also established a reserve in the amount of $5,000 for the cost of outside solution providers to review, assess and provide testing of its internal computer network and other internal systems. Management of the Company does not currently expect that the cost of its Year 2000 compliance program will exceed the amount of the established reserves nor will any costs in excess of these reserves be material to its financial condition.


         An area of concern by the Company, the Bank and its primary regulator, the OCC is the effect of Year 2000 issues on its deposit and loan customers. Failure to address Year 2000 related issues could have significant impact on the ability of certain customers of the Company to continue operations. The Company's loan portfolio could be negatively impacted if customers are unable to honor loan agreements and defaults occur as a result of failure to address Year 2000 issues. In February of 1998, the Company conducted a review of all loan relationships in excess of $25,000 to determine the potential effect of Year 2000 issues on the customers systems. The primary focus of this review was a determination of the readiness of the customer to address Year 2000 problems and the effect of such readiness on the customer's ability to repay loans. Management identified a small number of customers which could be potentially be affected by Year 2000 issues, and has addressed the Company's concern with these customers. Continuing monitoring of these customer relationships will be made to ensure that the necessary modifications to systems will be made on a timely basis. In addition, the Company now reviews Year 2000 related issues, as part of its normal underwriting criteria and loan approval process. The Company also includes Year 2000 compliance requirements and covenants requiring compliance within its standard loan agreements. Although the Company has taken extensive steps to address Year 2000 customer related issues; there can be no assurance that these customers will be Year 2000 compliant. Failure of certain customers to adequately address these issues could result in loan defaults which would negatively impact the Company's earnings.

         The Company believes that its mission critical systems are currently Year 2000 compliant with the remaining systems compliant by March 31, 1999, and expects that it will satisfy such compliance program without material disruption of its operations. Management of the Company has also evaluated the potential effect on M&I's data processing systems should events beyond M&I's control such as power and communications failures occur as a result of Year 2000 issues. In addition, the Company's internal systems could fail as a result of undetected system or software errors or failure of certain infrastructure which is beyond the control of the Company. The Company has prepared a Year 2000 Contingency Strategy and Policy (the "Plan") to address the various recovery solutions for Year 2000-related issues, which may arise from the most likely Year 2000 scenarios, based on current available information. The Plan identifies and classifies areas within the organization which could potentially be affected by Year 2000 issues. The identified areas have been assigned a status of Mission Critical, Long-Term Mission Critical, or Non-Mission Critical. Based on these classifications, contingency plans have been prepared to provide a minimum acceptable level of service on an ongoing basis to the Company's customers. Outside solution providers will review the Plan and testing on mission critical functions will be completed by the end of the first quarter of 1999.

         Although the Company and the Bank have taken extensive steps to address Year 2000 related issues, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the failure of the Company's internal systems or the systems provided by M&I or other companies on which the Company's systems rely will not negatively impact the Company's systems or operations.

ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statements that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statements but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statements. Additionally, SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted the requirements of SFAS No. 130 in the year ended December 31, 1998.

         In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of and Enterprise and Related Information." This statement establishes standards for reporting operating segments by public business enterprises in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for fiscal years beginning after December 13, 1997. The Company does not expect any significant changes to its current reporting format in response to SFAS No. 131.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Retroactive application to financial statements of prior periods is not required. The Company does not currently have any derivative instruments nor is it involved in hedging activities.

         In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") which provides guidance for the accounting of such costs. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The adoption of the SOP is not expected to have a significant effect on the Company.

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities" ("SOP 98-5") which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with earlier application encouraged. The Company elected to early adopt SOP 98-5 for the year ended December 31, 1998.

EFFECTS OF INFLATION AND CHANGING PRICES

         Inflation generally increases the cost of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions' increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely effect liquidity, earnings, and shareholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and can reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

MONETARY POLICIES

         The results of operations of the Company will be affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member Company borrowings, changes in reserve requirements against member Company deposits and limitations on interest rates which member Company may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Company or the Company.

         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-earning liabilities subject to repricing over a specified period and the amount of change in individual interest rates. In the current interest rate environment, the liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable performance levels. A decreasing rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing rate environment, earnings are positively impacted. This asset/liability mismatch in pricing is referred to as gap ratio and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap ratio of 1.00 means that assets and liabilities are perfectly matched as to repricing. Management has specified gap ratio guidelines for a one year time horizon of between .80 and 1.20 years for the Bank. At December 31, 1998, the Bank had a cumulative gap ratio of 1.11 for the one year period ending December 31, 1999. At December 31, 1998, the Company had gap ratios of approximately 1.15 for the next three month time period and 1.36 for the one year period ending December 31, 1999. Thus, over the next twelve months, rate-sensitive assets will reprice faster than rate-sensitive liabilities. This rate sensitivity gap exceeds managements' guideline due to the investment of the proceeds from the offerings.

         Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities which are not reflected in the interest sensitivity analysis report. Prepayments may have significant effects on the Company's net interest margin. Because of these factors and in a static test, interest sensitivity gap reports may not provide a complete assessment of the Company's exposure to changes in interest rates. Management utilizes computerized interest rate simulation analysis to determine the Company's interest rate sensitivity. The table above indicates the Company is in an asset sensitive gap position for the first year, then moves into a matched position through the five year period. Overall, due to the factors cited, current simulations results indicate a relatively low sensitivity to parallel shifts in interest rates. A liability sensitive company will generally benefit from a falling interest rate environment as the cost of interest-bearing liabilities falls faster than the yields on interest-bearing assets, thus creating a widening of the net interest margin. Conversely, an asset sensitive company will benefit from a rising interest rate environment as the yields on earning assets rise faster than the costs of interest-bearing liabilities. Management also evaluates economic conditions, the pattern of market interest rates and competition to determine the appropriate mix and repricing characteristics of assets and liabilities required to produce a targeted net interest margin.

         In addition to the gap analysis, management uses rate shock simulation to measure the rate sensitivity of its balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on the Company's net interest margin. The Company measures its interest rate risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a period of twelve months. The Company's most recent rate shock simulation analysis which was performed as of January 31, 1999, indicates that a 200 basis point increase in rates would cause an increase in net interest income of $262,000 over the next twelve month period. Conversely, a 200 basis point decrease in rates would cause a decrease in net interest income of $262,000 over a twelve month period.

         This simulation is based on management's assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this will be the case. While this simulation is a useful measure of the Company's sensitivity to changing rates, it is not a forecast of the future results and is based on many assumptions, that if changed, could cause a different outcome. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to net interest income than indicated above.

         The Company does not currently engage in trading activities or use derivative instruments to manage interest rate risk.

         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                 The following financial statements are filed with this report:

                           Report of Independent Public Accountants

                           Consolidated Balance Sheets - December 31, 1998 and 1997

                           Consolidated Statements of Operations - Years ended December 31, 1998, 1997 and 1996

                           Consolidated Statements of Shareholders' Equity - Years ended December 31, 1998, 1997 and 1996

                           Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996

                           Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Florida Banks, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Florida Banks, Inc. (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP

January 29, 1999
Jacksonville, Florida

FLORIDA BANKS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997



                                                                                          1998                            1997

ASSETS

CASH AND DUE FROM BANKS                                                              $   4,295,139                   $  2,788,211
FEDERAL FUNDS SOLD AND REPURCHASE AGREEMENTS                                            16,650,000                     10,245,000
                                                                                     -------------                   ------------

           Total cash and cash equivalents                                              20,945,139                     13,033,211

INVESTMENT SECURITIES:
  Available for sale, at fair value (cost $21,968,826 and
    $10,445,885 at December 31, 1998 and 1997)                                          21,949,929                     10,452,185
  Other investments                                                                        291,850                        313,050

LOANS:
  Commercial real estate                                                                25,325,557                     15,281,442
  Commercial                                                                            33,103,488                     13,157,905
  Residential mortgage                                                                   6,046,666                      3,268,704
  Consumer                                                                               2,020,954                      1,222,045
  Credit card and other loans                                                              796,120                        869,031
                                                                                     -------------                   ------------
           Total loans                                                                  67,292,785                     33,799,127
  Allowance for loan losses                                                             (1,073,346)                      (481,462)
  Net deferred loan fees                                                                  (162,334)                       (78,765)
                                                                                     -------------                   ------------

           Net loans                                                                    66,057,105                     33,238,900

PREMISES AND EQUIPMENT, NET                                                                822,283                        511,503

ACCRUED INTEREST RECEIVABLE                                                                478,700                        332,031

DEFERRED INCOME TAXES, NET                                                               2,893,078                      2,420,271

OTHER ASSETS                                                                               128,086                         94,628
                                                                                     -------------                   ------------

TOTAL ASSETS                                                                         $ 113,566,170                   $ 60,395,779
                                                                                     =============                   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing demand                                                         $  11,840,430                   $  6,441,785
  Interest-bearing demand                                                                3,913,509                      3,073,535
  Regular savings                                                                       17,910,355                      5,874,911
  Money market accounts                                                                  1,340,779                      1,348,431
  Time $100,000 and over                                                                 9,549,263                     10,214,403
  Other time                                                                            20,066,271                     18,507,107
                                                                                     -------------                   ------------
          Total deposits                                                                64,620,607                     45,460,172

REPURCHASE AGREEMENTS                                                                    5,668,664                      5,911,513

OTHER BORROWED FUNDS                                                                        49,813                      2,405,604

ACCRUED INTEREST PAYABLE                                                                   218,897                        198,817

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                      420,340                        106,038
                                                                                     -------------                   ------------

          Total liabilities                                                             70,978,321                     54,082,144
                                                                                     -------------                   ------------

COMMITMENTS (NOTES 6 and 8)

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; 30,000,000 shares authorized
    5,852,756 and 1,215,194 shares issued and outstanding, respectively                     58,528                         12,152
  Additional paid-in capital                                                            46,209,114                      5,537,996
  Warrants                                                                                 164,832
  Retained earnings (accumulated deficit) (deficit of $8,134,037                        (3,832,909)                       759,707
    eliminated upon quazi-reorganization on December 31, 1995)
  Accumulated other comprehensive income, net of tax                                       (11,716)                         3,780
                                                                                     -------------                   ------------

          Total shareholders' equity                                                    42,587,849                      6,313,635
                                                                                     -------------                   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 113,566,170                   $ 60,395,779
                                                                                     =============                   ============

See notes to consolidated financial statements.

FLORIDA BANKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                           1998             1997            1996
                                                                       -----------       -----------     -----------

INTEREST INCOME:
  Loans, including fees                                                $ 3,826,324       $ 3,352,741     $ 2,890,204
  Investment securities                                                    874,374           583,590         460,321
  Federal funds sold                                                       454,257           365,658         263,552
  Repurchase agreements                                                    277,165
                                                                       -----------       -----------     -----------
          Total interest income                                          5,432,120         4,301,989       3,614,077
                                                                       -----------       -----------     -----------

INTEREST EXPENSE:
  Deposits                                                               2,107,343         2,075,429       1,744,407
  Repurchase agreements                                                    230,840           178,200         108,357
  Borrowed funds                                                            98,272            42,099          18,878
                                                                       -----------       -----------     -----------

          Total interest expense                                         2,436,455         2,295,728       1,871,642
                                                                       -----------       -----------     -----------

NET INTEREST INCOME                                                      2,995,665         2,006,261       1,742,435

PROVISION FOR LOAN LOSSES                                                  629,000            60,000          60,000
                                                                       -----------       -----------     -----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                        2,366,665         1,946,261       1,682,435
                                                                       -----------       -----------     -----------

NONINTEREST INCOME:
  Service fees                                                             382,359           324,693         331,421
  Gain on sale of loans                                                    105,635            94,805         137,655
  Gain (loss) on sale of available for sale investment securities            8,197             7,635          (2,446)
  Other noninterest income                                                  97,315            76,596          50,005
                                                                       -----------       -----------     -----------

                                                                           593,506           503,729         516,635
                                                                       -----------       -----------     -----------

NONINTEREST EXPENSES:
  Salaries and benefits                                                  5,379,989           999,382         872,643
  Occupancy and equipment                                                  486,148           256,160         226,965
  Data processing                                                          142,315            92,633          75,366
  Financing costs                                                          972,000
  Other                                                                    922,342           493,848         423,462
                                                                       -----------       -----------     -----------

                                                                         7,902,794         1,842,023       1,598,436
                                                                       -----------       -----------     -----------

(LOSS) INCOME BEFORE (BENEFIT) PROVISION
  FOR INCOME TAXES                                                      (4,942,623)          607,967         600,634

(BENEFIT) PROVISION FOR INCOME TAXES                                      (350,007)          231,998         216,896
                                                                       -----------       -----------     -----------

NET (LOSS) INCOME                                                      $(4,592,616)      $   375,969     $   383,738
                                                                       ===========       ===========     ===========

(LOSS) EARNINGS PER SHARE:
  Basic                                                                $     (1.46)      $      0.31     $      0.32
                                                                       ===========       ===========     ===========
  Diluted                                                              $     (1.46)      $      0.29     $      0.30
                                                                       ===========       ===========     ===========


See notes to consolidated financial statements.

FLORIDA BANKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                                          PREFERRED STOCK                  COMMON STOCK            ADDITIONAL
                                                       ---------------------         ------------------------        PAID-IN
                                                       SHARES      PAR VALUE            SHARES      PAR VALUE        CAPITAL

BALANCE, JANUARY 1, 1996                                                               1,215,194     $ 12,152       $ 2,666,311

Comprehensive Income:

  Net income
  Other comprehensive income, net change
    in unrealized loss on available for sale
    investment securities, net of tax $0
                                                       ------      ---------         -----------     --------      ------------
      Comprehensive income


Adjustment to deferred tax asset
  valuation allowance subsequent
  to quasi-reorganization                                                                                               216,896
                                                       ------      ---------         -----------     --------      ------------

BALANCE, DECEMBER 31, 1996                                                             1,215,194       12,152         2,883,207

Comprehensive income:

  Net income
  Unrealized gain on available for sale
    investment securities, net of tax of $2,520
                                                       ------      ---------         -----------     --------      ------------

      Comprehensive income


Adjustment to deferred tax asset
  valuation allowance subsequent
  to quasi-reorganization                                                                                             2,654,789
                                                       ------      ---------         -----------     --------      ------------

BALANCE, DECEMBER 31, 1997                                                             1,215,194       12,152         5,537,996

Comprehensive income:

  Net loss
  Unrealized loss on available for sale
    investment securities, net of tax of $7,180
                                                       ------      ---------         -----------     --------      ------------
      Comprehensive income


Issuance of common stock, net                                                          4,100,000       41,000        37,351,948

Exercise of stock options                                                                159,806        1,598           238,402

Income tax benefit resulting from the
exercise of stock options                                                                                               118,265

Issuance of common stock to founders                                                     297,000        2,970         2,155,748

Issuance of units                                                                         80,800          808           807,192

Issuance of preferred stock                            60,600      $ 606,000

Redemption of preferred stock                         (60,600)      (606,000)

Purchase of fractional shares                                                                (44)                          (407)
                                                       ------      ---------         -----------     --------      ------------

BALANCE, DECEMBER 31, 1998                                                             5,852,756     $ 58,528      $ 46,209,114
                                                       ======      =========         ===========     ========      ============


See notes to consolidated financial statements.


                                  ACCUMULATED
                                     OTHER
                   RETAINED     COMPREHENSIVE
                   EARNINGS     INCOME (LOSS),
   WARRANTS        (DEFICIT)       NET OF TAX             TOTAL

                                                      $ 2,678,463
                                                      -----------

                  $   383,738                             383,738

                                    $ (9,655)              (9,655)
                  -----------       --------          -----------
                      383,738         (9,655)             374,083


                                                          216,896
                  -----------       --------          -----------

                      383,738         (9,655)           3,269,442
                  -----------       --------          -----------



                      375,969                             375,969

                                      13,435               13,435
                  -----------       --------          -----------
                      375,969         13,435              389,404




                                                        2,654,789
                  -----------       --------          -----------

                      759,707          3,780            6,313,635
                  -----------       --------          -----------



                   (4,592,616)                         (4,592,616)

                                     (15,496)             (15,496)
                  -----------       --------          -----------
                   (4,592,616)       (15,496)          (4,608,112)

                                                       37,392,948

                                                          240,000


                                                          118,265

                                                        2,158,688

$ 164,832                                                 972,832

                                                          606,000

                                                         (606,000)

                                                             (407)
---------          -----------       --------          -----------

$ 164,832          $(3,832,909)      $(11,716)         $42,587,849
=========          ===========       ========          ===========

FLORIDA BANKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                        1998               1997               1996
                                                                    ------------       ------------       ------------

OPERATING ACTIVITIES:
  Net (loss) income                                                 $ (4,592,616)      $    375,969       $    383,738
  Adjustments to reconcile net (loss) income to net
    cash (used in) provided by operating activities:
      Depreciation and amortization                                      165,327            109,595             87,056
      Deferred income tax (benefit) expense                             (350,007)           231,998            216,896
      Gain on sale of securities                                          (8,197)            (7,635)
      Amortization of premiums on investments, net                        35,070              6,072
      Provision for loan losses                                          629,000             60,000             60,000
      Increase in accrued interest receivable                           (126,748)           (46,611)           (60,350)
      Increase in accrued interest payable                                20,080             19,989             41,779
      Increase in other assets                                           (74,380)            (7,237)           (42,797)
      (Decrease) increase in other liabilities                          (552,531)           (16,654)            35,288
      Noncash compensation and financing costs                         3,939,054
                                                                    ------------       ------------       ------------
           Net cash (used in) provided by operating activities          (915,948)           725,486            721,610
                                                                    ------------       ------------       ------------

INVESTING ACTIVITIES:
  Proceeds from sales, paydowns and maturities
   of investment securities:
    Available for sale                                                11,672,088         13,543,810          3,884,442
    Other                                                                 28,600
  Purchases of investment securities:
    Available for sale                                               (23,221,902)       (15,698,714)        (5,683,851)
    Other investments                                                     (7,400)           (42,200)
  Net increase in loans                                              (33,447,205)        (2,104,078)        (5,023,344)
  Purchases of premises and equipment                                   (435,620)          (133,020)           (33,709)
  Proceeds from sale of other real estate owned                                                                 45,000
  Cash resulting from merger                                             163,971
                                                                    ------------       ------------       ------------
           Net cash used in investing activities                     (45,247,468)        (4,434,202)        (6,811,462)
                                                                    ------------       ------------       ------------

FINANCING ACTIVITIES:
  Net increase in demand deposits,
    money market accounts and savings accounts                        18,266,411            600,054          3,436,405
  Net increase (decrease) in time deposits                               894,024           (665,952)         7,456,862
  Proceeds from issuance of common stock, net                         38,129,956
  Exercise of stock options                                              240,000
  Redemption of preferred stock                                         (606,000)
  Payment of note payable                                               (250,000)
  Purchase of fractional shares                                             (407)
  (Decrease) increase in repurchase agreements                          (242,849)           522,073          1,780,682
  (Decrease) increase in other borrowed funds                         (2,355,791)         1,386,968            415,002
                                                                    ------------       ------------       ------------
           Net cash provided by financing activities                  54,075,344          1,843,143         13,088,951
                                                                    ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                 7,911,928         (1,865,573)         6,999,099

CASH AND CASH EQUIVALENTS:

  Beginning of year                                                   13,033,211         14,898,784          7,899,685
                                                                    ------------       ------------       ------------

  End of year                                                       $ 20,945,139       $ 13,033,211       $ 14,898,784
                                                                    ============       ============       ============

See notes to consolidated financial statements.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

      The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry. The following summarizes these policies and practices:

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      INVESTMENT SECURITIES - Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities are classified as trading securities if bought and held principally for the purpose of selling them in the near future. No investments are held for trading purposes. Securities not classified as held to maturity are classified as available for sale, and reported at fair value with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of other comprehensive income or loss until realized. Other investments, which include Federal Reserve Bank stock and Federal Home Loan Bank stock, are carried at cost as such investments are not readily marketable.

      Realized gains and losses on sales of investment securities are recognized in the statements of income upon disposition based upon the adjusted cost of the specific security. Declines in value of investment securities judged to be other than temporary are recognized as losses in the statement of income.

      LOANS - Loans are stated at the principal amount outstanding, net of unearned income and an allowance for loan losses. Interest income on all loans is accrued based on the outstanding daily balances.

      Management has established a policy to discontinue accruing interest (nonaccrual status) on a loan after it has become 90 days delinquent as to payment of principal or interest unless the loan is considered to be

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996   (CONTINUED)


      well collateralized and Company is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent if management believes that the borrower's financial condition is such that collection of interest or principal is doubtful. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is estimated to be uncollectible. Interest income on nonaccrual loans is recognized only as received.

      Nonrefundable fees and certain direct costs associated with originating or acquiring loans are recognized over the life of related loans on a method that approximates the interest method.

      ALLOWANCE FOR LOAN LOSSES - The determination of the balance in the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for probable loan losses after giving consideration to the growth and composition of the loan portfolio, current economic conditions, past loss experience, evaluation of potential losses in the current loan portfolio and such other factors that warrant current recognition in estimating loan losses.

      Loans which are considered to be uncollectible are charged-off against the allowance. Recoveries on loans previously charged-off are added to the allowance.

      Impaired loans are loans for which it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Impairment losses are measured by the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at either the loan's observable market price or the fair value of the collateral. Interest income or impaired loans is recognized only as received.

      Large groups of smaller balance homogeneous loans (consumer loans) are collectively evaluated for impairment. Commercial loans and larger balance real estate and other loans are individually evaluated for impairment.

      PREMISES AND EQUIPMENT - Premises and equipment are stated at cost less accumulated depreciation computed on the straight-line method over the estimated useful lives of 3 to 20 years. Leasehold improvements are amortized on the straight-line method over the shorter of their estimated useful life or the period the Company expects to occupy the related leased space. Maintenance and repairs are charged to operations as incurred. Periodically, management reviews long-lived assets for impairment whenever events indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) from the use of an asset is less than its carrying amount.

      INCOME TAXES - Deferred tax liabilities are recognized for temporary differences that will result in amounts taxable in the future and deferred tax assets are recognized for temporary differences and tax benefit carryforwards that will result in amounts deductible or creditable in the future. Net deferred tax liabilities or assets are recognized through charges or credits to the deferred tax provision. A deferred tax valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Subsequent to the Company's quasi-reorganization (see note 12) reductions in the deferred tax valuation allowance are credited to paid in capital.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996   (CONTINUED)


      LOAN ORIGINATION FEES AND COSTS - Loan fees, net of certain specific incremental direct loan origination costs, are deferred and accreted into income over the life of each loan as a yield adjustment.

      REPURCHASE AGREEMENTS - Repurchase agreements consist of agreements with customers to pay interest daily on funds swept into a repo account based on a rate of .75% to 1.00% below the Federal funds rate. Such agreements generally mature within one to four days from the transaction date. Information concerning repurchase agreements for the years ended December 31, 1998 and 1997 is summarized as follows:



                                                             1998                1997

Average balance during the year                          $ 5,236,857         $ 3,957,381
Average interest rate during the year                           4.41%               4.50%
Maximum month-end balance during the year                $ 7,964,257         $ 6,257,096



      OTHER BORROWED FUNDS - Other borrowed funds consist of treasury tax and loan deposits and generally are repaid within one to 120 days from the transaction date.

      STOCK OPTIONS - The Company has elected to account for its stock options under the intrinsic value based method with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation" had been applied. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

      EARNINGS PER SHARE - The Company accounts for earnings per share in accordance with SFAS No. 128, "Earnings per Share". Basic earnings per share ("EPS") excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilutive securities that could share in the earnings.

      NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for the financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in the financial statement. Additionally, SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996   (CONTINUED)


      of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted the requirements of SFAS No. 130 in the year ended December 31, 1998. Realized gains and losses on available for sale maturities were insignificant for the years ended December 31, 1998, 1997 and 1996.

      In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". This statement establishes standards for reporting operating segments by public business enterprises in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for fiscal years beginning after December 13, 1997. The adoption of SFAS No. 131 had no effect on the Company.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Retroactive application to financial statements of prior periods is not required. The Company does not currently have any derivative instruments nor is it involved in hedging activities.

      In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") which provides guidance for the accounting of such costs. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The adoption of this SOP is not expected to have a significant effect on the Company.

      In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5") which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with earlier application encouraged. The Company elected to early adopt SOP 98-5 for the year ended December 31, 1998.

      SUPPLEMENTARY CASH FLOW INFORMATION - Cash and cash equivalents include cash and due from banks, Federal funds sold and repurchase agreements. Generally, Federal funds and repurchase agreements are sold for one day periods. Interest paid on deposits and borrowed funds for the years ended December 31, 1998, 1997 and 1996 was $2,416,375, $2,275,739 and
      $1,829,863, respectively.

      RECLASSIFICATION - Certain reclassification have been made to the 1997 and 1996 consolidated financial statements to conform with the presentation adopted in 1998.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996   (CONTINUED)


2.    INVESTMENT SECURITIES


      The amortized cost and estimated fair value of available for sale investment securities as of December 31, 1998 and 1997 are as follows:



                                                          GROSS            GROSS
                                         AMORTIZED     UNREALIZED        UNREALIZED          FAIR
                                            COST          GAINS            LOSSES            VALUE
DECEMBER 31, 1998
  U.S. Treasury securities and
    other U.S. agency obligations      $  5,011,331     $ 38,312                          $  5,049,643
  Mortgage-backed securities             16,957,495       31,158       $    (88,367)        16,900,286
                                       ------------     --------       ------------       ------------

                                       $ 21,968,826     $ 69,470       $    (88,367)      $ 21,949,929
                                       ============     ========       ============       ============



DECEMBER 31, 1997
  U.S. Treasury securities and
    other U.S. agency obligations      $  5,024,418     $  8,024       $     (4,862)      $  5,027,580
  Mortgage-backed securities              5,421,467       23,567            (20,429)         5,424,605
                                       ------------     --------       ------------       ------------

                                       $ 10,445,885     $ 31,591       $    (25,291)      $ 10,452,185
                                       ============     ========       ============       ============



      Expected maturities of debt securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The amortized cost and estimated fair value of debt securities available for sale, at December 31, 1998, by contractual maturity, are shown below:


                                                        AMORTIZED                   FAIR
                                                          COST                     VALUE

Due within one year                                   $  2,491,366             $  2,495,530
Due after one year through five years                    2,004,444                2,034,890
Due after five years through ten years                     515,519                  519,220
Due after ten years                                   ------------             ------------
                                                         5,011,329                5,049,640
Mortgage-backed securities                              16,957,497               16,900,289
                                                      ------------             ------------

      Total                                           $ 21,968,826             $ 21,949,929
                                                      ============             ============



      Investment securities with a carrying value of $16,135,926 and $9,303,244 were pledged as security for certain borrowed funds and public deposits held by the Company at December 31, 1998 and 1997, respectively.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996   (CONTINUED)


3.    LOANS

      Changes in the allowance for loan losses are summarized as follows:



                                             1998                 1997

Balance, beginning of year                $   481,462          $ 432,238

Provision for loan losses                     629,000             60,000
Charge-offs                                   (64,981)           (43,292)
Recoveries                                     27,865             32,516
                                          -----------          ---------

Balance, end of year                      $ 1,073,346          $ 481,462
                                          ===========          =========




      The Company's primary lending areas are Tampa, Jacksonville and Gainesville, Florida and surrounding areas. Although the Company's loan portfolio is diversified, a significant portion of its loans are collateralized by real estate. Therefore the Company could be susceptible to economic downturns and natural disasters. It is the Company's lending policy to collateralize real estate loans based upon certain loan to appraised value ratios.

      At December 31, 1998, the Company had nonaccrual loans aggregating approximately $725,000, of which $150,000 is guaranteed by the SBA. The Company had no loans on nonaccrual as of December 31, 1997. The effects of carrying nonaccrual loans during 1998, 1997, and 1996 resulted in a reduction of interest income of approximately $38,000, $0 and $0, respectively.

      Loans considered impaired totaled $1,869,687 and $372,111 of which $649,433 and $299,611 is guaranteed by the SBA at December 31, 1998 and 1997, respectively. The total allowance for loan losses related to these loans was $579,724 and $72,500 at December 31, 1998 and 1997,
      respectively. The interest income recognized on impaired loans for the year ended December 31, 1998 and 1997 was not significant.

      The Company lends to shareholders, directors, officers, and their related business interests on substantially the same terms as loans to other individuals and businesses of comparable credit worthiness. Such loans outstanding were approximately $199,000 and $249,000 at December 31, 1998 and 1997. During the year ended December 31, 1998, such shareholders, directors, officers and their related business interest borrowed approximately $154,000 from the Company and repaid approximately $204,000.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996   (CONTINUED)


4.    PREMISES AND EQUIPMENT

      Major classifications of these assets are as follows:


                                                     1998                1997

Leasehold improvements                           $   292,096         $   271,456
Furniture, fixtures and equipment                  1,154,681             742,810
                                                 -----------         -----------
                                                   1,446,777           1,014,266
Accumulated depreciation and
  amortization                                      (624,494)           (502,763)
                                                 -----------         -----------

                                                 $   822,283         $   511,503
                                                 ===========         ===========



      Depreciation and amortization amounted to $165,327, $109,595 and $87,056 for the years ended December 31, 1998, 1997 and 1996, respectively.

5.    INCOME TAXES

      The components of the provision for income tax expenses for the years ended December 31, 1998, 1997 and 1996 are as follows:


                                                    1998              1997             1996

Deferred tax (benefit) expense                   $(350,007)        $ 231,998        $ 216,896
                                                 ---------         ---------        ---------

                                                 $(350,007)        $ 231,998        $ 216,896
                                                 =========         =========        =========




      Income taxes for the years ended December 31, 1998, 1997 and 1996, differ from the amount computed by applying the federal statutory corporate rate to earnings before income taxes as summarized below:



                                                              1998             1997          1996

(Benefit) provision based on Federal income tax rate      $(1,680,491)      $ 204,216     $ 206,709

Noncash compensation and financing costs                    1,339,279

Nondeductible items, state income taxes
net of federal benefit and other                               (8,795)         27,782        10,187
                                                          -----------       ---------     ---------

                                                          $  (350,007)      $ 231,998     $ 216,896
                                                          ===========       =========     =========

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996   (CONTINUED)


         At December 31, 1998 and 1997, the Bank had tax operating loss carryforwards of approximately $7,597,000 and $7,001,000, respectively. During the years ended December 31, 1997 and 1996, the Bank utilized net operating loss carryforwards to reduce current taxes payable by approximately $236,000 and $272,000, respectively. The utilization of net operating losses for the years ended December 31, 1997 and 1996 (periods subsequent to the date of the Bank's quasi reorganization) and the complete recognition of all remaining deferred tax assets at December 31, 1997, totaling approximately $2,423,000, have been reflected as an increase to additional paid-in capital.

         The components of net deferred income taxes at December 31, 1998 and 1997 are as follows:



                                                               1998                    1997
                                                           -----------              -----------

Deferred tax assets:
  Net operating loss carryforwards                         $ 2,693,993              $ 2,467,698
  Allowance for loan losses                                    249,007                   24,478
  Loan fees                                                     61,086                   19,733
  Unrealized loss on investment securities                       7,181
  Other                                                         14,561                   13,078
                                                           -----------              -----------

                                                             3,025,828                2,524,987
                                                           -----------              -----------

Deferred tax liabilities:
  Accumulated depreciation                                      60,492                   53,143
  Cash to accrual adjustment                                    72,258                   49,053
  Unrealized gain in investment securities                                                2,520
                                                           -----------              -----------

                                                               132,750                  104,716
                                                           -----------              -----------


Deferred tax assets, net                                   $ 2,893,078              $ 2,420,271
                                                           ===========              ===========


      At December 31, 1998, the Bank had tax net operating loss carryforwards of approximately $7,597,000. Such carryforwards expire as follows:
      $597,000 in 2004, $1,588,000 in 2005, $1,171,000 in 2006, $1,919,000 in
      2007, $1,620,000 in 2008, $92,000 in 2009 and $609,000 in 2018. A change in ownership on August 4, 1998, as defined in section 382 of the Internal Revenue Code, limits the amount of net operating loss carryforwards utilized in any one year to approximately $700,000.

      At December 31, 1998 and 1997, the Bank assessed its earnings history and trends over the past three years, its estimate of future earnings, and the expiration dates of the loss carryforwards and has determined that it is more likely than not that the deferred tax assets will be realized. Accordingly, no valuation allowance is recorded at December 31, 1998 and 1997.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996   (CONTINUED)


6.    COMMITMENTS

      The Bank is obligated under certain noncancellable operating leases for office space and office property. Rental expense for 1998, 1997 and 1996 was approximately $160,000, $116,000 and $101,000, respectively, and is included in net occupancy and equipment expense in the accompanying statements of income. The following is a schedule of future minimum lease payments at December 31, 1998.



YEAR ENDING DECEMBER 31:

1999                                      $   169,485
2000                                          158,865
2001                                          158,311
2002                                          124,775
2003                                          127,271
Later years                                 1,582,146
                                          -----------

                                          $ 2,320,853
                                          ===========


      The Company has entered into two five-year noncancellable operating leases for office space which is currently under construction. Lease payments will commence upon the receipt of a certificate of occupancy which is expected to occur in the second quarter of 1999. Upon commencement of the leases, rent expense will increase by approximately $181,000 per year.

7.    STOCK OPTIONS

      During 1994, the Bank's Board of Directors approved a Stock Option Plan (the "Plan") for certain key officers, employees and directors whereby 300,000 shares of the Bank's common stock were made available through qualified incentive stock options and non-qualified stock options. The Plan specifies that the exercise price per share of common stock under each option shall not be less than the fair market value of the common stock on the date of the grant, except for qualified stock options granted to individuals who own either directly or indirectly more than 10% of the outstanding stock of the Bank. For qualified stock options granted to those individuals owning more than 10% of the Bank's outstanding stock, the exercise price shall not be less than 110% of the fair market value of the common stock on the date of grant. Options issued under the Plan expire ten years after the date of grant, except for qualified stock options granted to more than 10% shareholders as defined above. For qualified stock options granted to more than 10% shareholders, the expiration date shall be five years from the date of grant or earlier if specified in the option agreement. During 1994, the Bank granted stock options to purchase 240,000 shares of the Bank's common stock at an exercise price of $1.00. Such stock options were exercised during 1998 and the Company recorded an increase to additional paid-in capital of $118,265 equal to the resulting income tax benefit. No options were granted during 1997 or 1996.

      During July, 1988, the Bank granted stock warrants to purchase 225,000 shares of the Bank's common stock at an exercise price of $10.25. Such warrants expired June 10, 1998.

      On June 4, 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"), effective March 31, 1998, which provides for the grant of incentive or non-qualified stock options to certain directors, officers and key employees who participate in the Plan. An aggregate of 900,000 shares of common

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996   (CONTINUED)


      stock are reserved for issuance pursuant to the 1998 Plan. During 1998, the Company granted stock options to purchase 524,498 shares of the Company's common stock at an exercise price of $10.00 per share.

      If compensation cost for stock options granted in 1998 was determined based on the fair value at the grant date consistent with the method prescribed by SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:


Net loss
  As reported                                              $(4,592,616)
  Pro forma                                                 (5,621,732)
Loss per share - Basic
  As reported                                                    (1.46)
  Pro forma                                                      (1.79)


      Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted in 1998: dividend yield of 0%, expected volatility of 27.70%, risk-free interest rate of 4.60%, and an expected life of 10 years. There were no stock options granted in 1997 or 1996.

      A summary of the status of fixed stock option grants under the Company's stock-based compensation plans as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                                 1998                            1997                       1996
                                                     Weighted Average              Weighted Average           Weighted Average
                                          Options     Exercise Price   Options      Exercise Price   Options  Exercise Price

Outstanding -
    Beginning of year                      159,806       $  1.50       159,806          $ 1.50       159,806      $ 1.50
Granted                                    524,498         10.00
Exercised                                 (159,806)        (1.50)
                                       -----------       -------       -------          ------       -------      ------
Outstanding -
    End of year                            524,498       $ 10.00       159,806          $ 1.50       159,806      $ 1.50
                                       ===========       =======       =======          ======       =======      ======

Options exercisable
  at year end                              339,000       $ 10.00       159,806          $ 1.50       159,806      $ 1.50

Fair value of options
  granted during the year              $ 2,504,382

Weighted average
  remaining life                              9.61

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996   (CONTINUED)



         Remaining non-exercisable options as of December 31, 1998 become exercisable as follows:

             1999                                           41,591
             2000                                           41,591
             2001                                           41,491
             2002                                           39,725
             2003                                           11,100
             2004                                           10,000
                                                           -------

                                                           185,498
                                                           =======


8.    FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

      The Bank originates financial instruments with off-balance sheet risk in the normal course of business, usually for a fee, primarily to meet the financing needs of its customers. The financial instruments include commitments to fund loans, letters of credit and unused lines of credit. These commitments involve varying degrees of credit risk, however, management does not anticipate losses upon the fulfillment of these commitments.

      At December 31, 1998, financial instruments having credit risk in excess of that reported in the balance sheet totaled approximately $22,163,186.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996   (CONTINUED)


9.    CONDENSED FINANCIAL INFORMATION OF FLORIDA BANKS, INC. (PARENT ONLY)

      The following represents the parent only condensed balance sheet as of December 31, 1998 and the related condensed statement of operations and statement of cash flows for the period from August 4, 1998, the effective date of the merger, through December 31, 1998.


CONDENSED BALANCE SHEET


             Assets
             Cash and repurchase agreements                                    $  12,718,376
             Due from Florida Bank, N.A.                                                 898
             Available for sale investment securities, at
               fair value (cost $5,834,057)                                        5,810,033
             Loans
               Commercial                                                          4,176,193
               Commercial real estate                                              1,749,848
                                                                               -------------
                 Total loans                                                       5,926,041

             Premises and equipment, net                                              45,281
             Accrued interest receivable                                              27,930
             Deferred income taxes, net                                              162,435
             Investment in subsidiary                                             18,210,770
                                                                               -------------
                 Total assets                                                  $  42,901,764
                                                                               =============

             Liabilities and Stockholders' Equity
               Accounts payable and accrued expenses                           $     326,223

             Stockholders' Equity
               Common stock                                                           58,528
               Additional paid in capital                                         46,209,114
               Warrants                                                              164,832
               Accumulated deficit                                                (3,832,909)
               Unrealized loss on available for sale securities,
                 net of tax                                                          (24,024)
                                                                               -------------
                 Total liabilities and stockholders' equity                    $  42,901,764
                                                                               =============

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996   (CONTINUED)


             CONDENSED STATEMENT OF OPERATIONS

             Income                                                                           $     529,337
             Equity in undistributed loss of Florida Bank, N.A                                     (615,598)
             Expenses                                                                            (4,873,126)
             Income tax benefit                                                                     162,435
                                                                                              -------------

             Net loss                                                                         $  (4,796,952)
                                                                                              =============

             CONDENSED STATEMENT OF CASH FLOWS

             Operating Activities:
               Net loss                                                                       $  (4,796,952)
               Adjustments to reconcile net loss to net
                 cash used in operating activities:
                   Noncash compensation and financing costs                                       3,939,054
                   Equity in undistributed loss of Florida Bank, N.A                                615,598
                   Depreciation                                                                       8,582
                   Deferred income tax benefit                                                     (162,435)
                   Increase in accrued interest receivable                                           (8,009)
                   Increase in due from Florida Bank, N.A                                              (898)
                   Decrease in accounts payable and accrued expenses                               (540,610)
                                                                                              -------------
                     Net cash used in operating activities                                         (945,670)
                                                                                              -------------

               Investing activities:
                 Purchase of premises and equipment                                                 (13,376)
                 Purchase of investment securities                                               (5,834,057)
                 Net increase in loans                                                           (5,926,041)
                 Capital contributed to Florida Bank, N.A                                       (12,000,000)
                                                                                              -------------
                     Net cash used in financing activities                                      (23,773,474)
                                                                                              -------------

               Financing activities:
                 Proceeds from sale of common stock                                              38,129,956
                 Payment of note payable                                                           (250,000)
                 Redemption of preferred stock                                                     (606,000)
                 Purchase of fractional shares                                                         (407)
                                                                                              -------------
                     Net cash provided by financing activities                                   37,273,549
                                                                                              -------------

             Increase in cash and cash equivalents                                               12,554,405
             Cash and cash equivalents at beginning of period                                       163,971
                                                                                              -------------
             Cash and cash equivalents at end of period                                       $  12,718,376
                                                                                              =============

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996   (CONTINUED)


10.      REGULATORY MATTERS

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 1998 and 1997, notifications from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios are also presented in the following table.



                                                                                                               TO BE WELL
                                                                                                           CAPITALIZED UNDER
                                                                                 FOR CAPITAL               PROMPT CORRECTIVE
                                                       ACTUAL                 ADEQUACY PURPOSES            ACTION PROVISIONS
                                             ------------------------     ------------------------     -------------------------
                                                AMOUNT         RATIO       AMOUNT          RATIO        AMOUNT           RATIO
AS OF DECEMBER 31, 1998:
 Total capital
  (to risk-weighted assets)
   Florida Banks, Inc.                       $ 43,567,572      67.77% >   $ 5,158,990 >      8.00%             N/A           N/A
                                                                      -               -
   Florida Bank, N.A                           18,176,996      31.00  >     4,690,405 >      8.00 >    $ 5,863,007  >      10.00%
                                                                      -               -           -                 -

 Tier I capital                                                                                   >
  (to risk-weighted assets)                                                                       -
   Florida Banks, Inc.                         42,599,565      66.27  >     2,579,495 >      4.00              N/A           N/A
                                                                      -               -
   Florida Bank, N.A                           17,306,196      29.52  >     2,345,203 >      4.00 >      3,517,804  >       6.00
                                                                      -               -           -                 -

 Tier I capital
  (to average assets)
   Florida Banks, Inc.                         42,599,565      39.22  >     4,359,197 >      4.00              N/A           N/A
                                                                      -               -
   Florida Bank, N.A                           17,306,196      20.20  >     3,427,113 >      4.00 >      4,283,891  >       5.00
                                                                      -               -           -                 -

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996  (CONTINUED)
-------------------------------------------------------------------------------


                                                                                               To be Well
                                                                                           Capitalized Under
                                                                  For Capital              Prompt Corrective
                                       Actual                  Adequacy Purposes           Action Provisions
                                 -----------------------   ---------------------------   ------------------------
                                 Amount       Ratio          Amount          Ratio         Amount          Ratio

As of December 31, 1997:
  Total capital                  $ 4,545,625  14.29%  >      $ 2,545,537 >   8.0%   >      $ 3,181,922 >   10.0%
                                                      -                  -          -                  -
    (to risk-weighted assets)
  Tier I capital                   4,137,864   13.00  >        1,272,769 >     4.0  >        1,909,153 >    6.0
                                                      -                  -          -                  -
    (to risk-weighted assets)
  Tier I capital                   4,137,864     7.42 >        2,230,741 >     4.0  >        2,788,426 >    5.0
    (to average assets)                               -                  -          -                  -


The following is a reconciliation of shareholders' equity as reported in the financial statements to regulatory capital for Florida Banks, Inc. as of December 31, 1998 and 1997:




                                                                                    TIER I                 TOTAL
                                                                LEVERAGE          RISK BASED            RISK BASED
                                                                CAPITAL            CAPITAL               CAPITAL
December 31, 1998:
  Shareholders' equity                                        $ 42,587,849      $ 42,587,849          $ 42,587,849
  Unrealized loss on available for sale
    investment securities                                           11,716            11,716                11,716
  Allowance for loan loss                                                                                  968,007
                                                              ------------      ------------          -------------

Regulatory capital                                            $ 42,599,565      $ 42,599,565          $ 43,567,572
                                                              ============      ============          ============

DECEMBER 31, 1997:
  Shareholders' equity                                        $  6,313,635      $  6,313,635          $  6,313,635
  Unrealized gain on available for sale
    investment securities                                           (3,780)           (3,780)               (3,780)
  Allowance for loan loss                                                                                  407,761
  Deferred tax asset in excess of projected
    benefit for 1998                                            (2,171,991)       (2,171,991)           (2,171,991)
                                                              ------------      ------------          ------------

Regulatory capital                                            $  4,137,864      $  4,137,864          $  4,545,625
                                                              ============      ============          ============

11.   FAIR VALUE OF FINANCIAL INSTRUMENT

      The following methods and assumptions were used by the Company in estimating financial instrument fair values:

      GENERAL COMMENT - The financial statements include various estimated fair value information as required by Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107). Such information, which pertains to the Company's financial instruments is based on the requirement set forth in SFAS 107 and does not purport to represent the aggregate net fair value of the Company. Furthermore, the fair value estimates are based on various assumptions, methodologies and subjective considerations, which vary widely among different financial institutions and which are subject to change.

      CASH AND CASH EQUIVALENTS - The carrying amount for cash and cash equivalents approximate the estimated fair values of such assets.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996   (CONTINUED)
-------------------------------------------------------------------------------


      AVAILABLE FOR SALE INVESTMENT SECURITIES - Fair values for securities available for sale are based on quoted market prices, if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

      OTHER INVESTMENT SECURITIES - Fair value of the Bank's investment in Federal Reserve Bank stock and Federal Home Loan Bank stock is based on its redemption value, which is its cost of $100 per share.

      LOANS - For variable rate loans that reprice frequently, the carrying amount is a reasonable estimate of fair value. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

      DEPOSITS - The fair value of demand deposits, savings deposits and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed rate certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly time deposit maturities.

      REPURCHASE AGREEMENTS AND OTHER BORROWED FUNDS - The carrying amounts of repurchase agreements and other borrowed funds approximates the estimated fair value of such liabilities due to the short maturities of such instruments.

      A comparison of the carrying amount to the fair values of the Company's significant financial instruments as of December 31, 1998 and 1997 is as follows:


                                                                1998                             1997
                                                    ----------------------------     -----------------------------
                                                       CARRYING        FAIR             CARRYING         FAIR
Amounts in Thousands                                    AMOUNT         VALUE             AMOUNT         VALUE
Financial assets:
  Cash and cash equivalents                            $ 20,945      $ 20,945           $ 13,033       $ 13,033
  Investment available for sale                          21,950        21,950             10,452         10,452
  Other investments                                         292           292                313            313
  Loans                                                  67,293        66,303             33,799         33,444

Financial liabilities:
  Deposits                                               64,621        64,501             45,460         45,460
  Repurchase agreements                                   5,669         5,669              5,912          5,912
  Other borrowed funds                                       50            50              2,406          2,406

12.   QUASI-REORGANIZATION

      Effective December 31, 1995, the Bank completed a quasi-reorganization of its capital accounts. A quasi-reorganization is an accounting procedure provided for under current banking regulations that allows a bank to restructure its capital accounts to remove a deficit in undivided profits without undergoing a legal reorganization. A quasi-reorganization allows a bank that has previously suffered losses and subsequently corrected its problems to restate its records as if it had been reorganized. A quasi-reorganization is subject to regulatory approval and is contingent upon compliance with certain legal and accounting requirements of the banking regulations. The Bank's quasi-organization was

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996   (CONTINUED)
-------------------------------------------------------------------------------


      authorized by the Office of the Comptroller of the Currency upon final approval of the Bank's shareholders which was granted November 15, 1995.

      As a result of the quasi-reorganization, the Bank charged against additional paid-in capital its accumulated deficit through December 31, 1995 of $8,134,037.

13.   EARNINGS PER SHARE

      Following is a reconciliation of the denominator used in the computation of basic and diluted earnings per common share.


                                                                  1998               1997              1996
                                                            ----------------    ----------------  ---------------
Weighted average number of common
  shares outstanding - Basic                                       3,137,644          1,215,194         1,215,194

Incremental shares from the assumed
  conversion of stock options                                                            85,903            54,980
                                                            ----------------    ---------------   ---------------

Total - Diluted                                                    3,137,644          1,301,097         1,270,174
                                                            ================    ===============   ===============


      The incremental shares from the assumed conversion of stock options were determined using the treasury stock method under which the assumed proceeds were equal to (1) the amount that the Bank would receive upon the exercise of the options plus (2) the amount of the tax benefit that would be credited to additional paid-in capital assuming exercise of the options. The assumed proceeds are used to purchase outstanding common shares at the Company's offering price of $10.00 per share for 1998 and an assumed fair value equal to the Bank's average book value per common share for 1997 and 1996 as the Bank's stock was not actively traded and limited trades during 1997 through 1996 indicated that book value was a reasonable estimate of fair value.

14.   BENEFIT PLAN

      The Company has a 401(k) defined contribution benefit plan (the "Plan") which covers substantially all of its employees. The Company matches 50% of employee contributions to the Plan, up to 6% of all participating employees compensation. The Company contributed $23,562, $10,353 and $11,016 to the Plan in 1998, 1997 and 1996, respectively.

15.   FOURTH QUARTER TRANSACTIONS

      In the fourth quarter of 1998, management determined that a specific valuation allowance in the amount of $529,000 should be established for an impaired loan in the Tampa market. Management believes there is potential for partial or full collection of the impaired loan. However, because the future cash flows from the borrower could not be determined, a specific valuation allowance equal to 100% of the non-collateralized portion of the credit was established resulting in a provision for loan losses of $522,000 for the fourth quarter. Management also reviewed all outstanding credits of similar nature and determined that none of these other credits possessed the weakness identified with the impaired loan.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996   (CONCLUDED)
-------------------------------------------------------------------------------


      At the January 1999 compensation committee meeting and Board of Directors meeting, the Company approved the payment of additional bonuses to management totaling $290,000 as additional compensation for services rendered in 1998. Accordingly, this amount was recorded in the fourth quarter of 1998.

                                   * * * * * *

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There has been no occurrence requiring a response to this Item.


                                    PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information relating to directors and executive officers of the Company contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 1999 Annual Meeting of Shareholders scheduled to be held April 23, 1999 are incorporated herein by reference.

      ITEM 11. EXECUTIVE COMPENSATION.

         The information relating to executive compensation contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 1999 Annual Meeting of Shareholders scheduled to be held April 23, 1999 are incorporated herein by reference.

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

         The information relating to security ownership of certain beneficial owners and management contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 1999 Annual Meeting of Shareholders scheduled to be held April 23, 1999 are incorporated herein by reference.

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information relating to related party transactions contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 1999 Annual Meeting of Shareholders scheduled to be held April 23, 1999 are incorporated herein by reference.

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K.

         (a) 1. Financial Statements. The following financial statements and accountants' reports have been filed as Item 8 in Part II of this Report:

                Report of Independent Public Accountants
                Consolidated Balance Sheets - December 31, 1998 and 1997 Consolidated Statements of Operations - Years ended December
                  31, 1998, 1997 and 1996
                Consolidated Statements of Shareholders' Equity - Years ended
                  December 31, 1998, 1997 and 1996
                Consolidated Statements of Cash Flows - Years ended December
                  31, 1998, 1997 and 1996
                Notes to Consolidated Financial Statements

             2. Exhibits.

         The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-50867 (referred to as "S-1"), or (ii) Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (referred to as "S-1 Amendment No. 1"), Except as otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

       EXHIBIT
       NUMBER                    DESCRIPTION OF EXHIBITS
      --------                 --------------------------

       *3.1      -        Articles of Incorporation of the Company, as amended (S-1)

     *3.1.1      -        Second Amended and Restated Articles of Incorporation (S-1 Amendment
                          No. 1)

       *3.2      -        By-Laws of the Company (S-1)

     *3.2.1      -        Amended and Restated By-Laws of the Company (S-1 Amendment No. 1)

       *4.1      -        Specimen Common Stock Certificate (S-1 Amendment No. 1)

       *4.2      -        See Exhibits 3.1.1 and 3.2.1 for provisions of the Articles of
                          Incorporation and By-Laws of the Company defining rights of the holders of the Company's Common Stock

      *10.1      -        Form of Employment Agreement between the Company and Charles E.
                          Hughes, Jr. (S-1)

      *10.2      -        The Company's 1998 Stock Option Plan (S-1)

    *10.2.1      -        Form of Incentive Stock Option Agreement (S-1 Amendment No. 1)

    *10.2.2      -        Form of Non-qualified Stock Option Agreement (S-1 Amendment No. 1)

      *10.3      -        Form of Employment Agreement between the Company and T. Edwin Stinson,
                          Jr., Donald D. Roberts and Richard B. Kensler (S-1 Amendment No. 1)

      21.1       -        Subsidiaries of the Registrant

      23.1       -        Consent of Deloitte & Touche LLP

      27.1       -        Financial Data Schedule (for SEC use only).

       (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Jacksonville, State of Florida on March 19, 1999.

                             FLORIDA BANKS, INC.


                             By: /s/ Charles E. Hughes, Jr.
                                 ----------------------------------------
                                  Charles E. Hughes, Jr.
                                  President and Chief  Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                Signature                                 Title                                Date
                ---------                                 -----                                ----
/s/ Charles E. Hughes, Jr.                  President, Chief Executive                  March 19, 1999
---------------------------------------     Officer and Director (Principal
Charles E. Hughes, Jr.                      Executive Officer)


/s/ T. Edwin Stinson, Jr.                   Chief Financial Officer,                    March 19, 1999
---------------------------------------     Secretary, Treasurer and
T. Edwin Stinson, Jr.                       Director (Principal Financial
                                            and Accounting Officer)


/s/ M.G. Sanchez                            Chairman of the Board                       March 19, 1999
---------------------------------------
M.G. Sanchez

                                            Vice-Chairman of the Board
---------------------------------------
T. Stephen Johnson


/s/ Clay M. Biddinger                       Director                                    March 19, 1999
---------------------------------------
Clay M. Biddinger

                                            Director
---------------------------------------
P. Bruce Culpepper


/s/ J. Malcolm Jones, Jr.                   Director                                    March 19, 1999
---------------------------------------
J. Malcolm Jones, Jr.

/s/ W. Andrew Krusen, Jr.                   Director                                    March 19, 1999
---------------------------------------
W. Andrew Krusen, Jr.

/s/ Nancy E. LaFoy                          Director                                    March 19, 1999
---------------------------------------
Nancy E. LaFoy

/s/ Wilford C. Lyon, Jr.                    Director                                    March 19, 1999
---------------------------------------
Wilford C. Lyon, Jr.

                                            Director
---------------------------------------
David McIntosh

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
-------                             ----------------------
   21.1                 Subsidiaries of the Registrant

   23.1                 Consent of Deloitte & Touche
                        LLP

   27.1                 Financial Data Schedule (for SEC use only).