Form 10-Q
period 1999-03-31
FLORIDA BANKS INC
filed 1999-05-14
CIK 1058802

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

         (Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          5210 BELFORT ROAD, SUITE 310
                                JACKSONVILLE, FL
                                      32256
                    (Address of principal executive offices)

                                 (904) 332-7772
              (Registrant's telephone number, including area code)

                         SUITE 212, SOUTHPOINT SQUARE II
                            4110 SOUTHPOINT BOULEVARD
                           JACKSONVILLE, FL 32216-0925
                       (Former address since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X  No
                                           ---   ---
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Title                                    Outstanding
  COMMON STOCK, $.01 PAR VALUE             OUTSTANDING AT MARCH 31, 1999
  PER SHARE                                       5,852,756

ITEM 1. FINANCIAL STATEMENTS

FLORIDA BANKS, INC.

CONDENSED BALANCE SHEETS  (UNAUDITED)


                                                                                          MARCH 31,        DECEMBER 31,
                                                                                            1999              1998


ASSETS

CASH AND DUE FROM BANKS                                                                 $   4,993,851     $   4,295,139
FEDERAL FUNDS SOLD AND REPURCHASE AGREEMENTS PURCHASED                                     20,620,000        16,650,000
                                                                                        -------------     -------------
      Total cash and cash equivalents                                                      25,613,851        20,945,139

INVESTMENT SECURITIES:

  Available for sale, at fair value (cost $31,419,394 and $21,968,826

  at March 31, 1999 and December 31, 1998, respectively)                                   31,333,212        21,949,929
  Other investments                                                                           738,650           291,850

LOANS:

  Commercial real estate                                                                   33,216,984        25,325,557
  Commercial                                                                               39,479,438        33,103,488
  Residential mortgage                                                                      6,675,499         6,046,666
  Consumer                                                                                  3,532,075         2,020,954
  Credit card and other loans                                                                 976,818           796,120
                                                                                        -------------     -------------
      Total loans                                                                          83,880,814        67,292,785
  Allowance for loan losses                                                                (1,142,266)       (1,073,346)
  Net deferred loan fees                                                                     (174,219)         (162,334)
                                                                                        -------------     -------------
      Net loans                                                                            82,564,329        66,057,105

PREMISES AND EQUIPMENT, NET                                                                   904,070           822,283

ACCRUED INTEREST RECEIVABLE                                                                   700,581           478,700

DEFERRED INCOME TAXES, NET                                                                  3,066,724         2,893,078

OTHER ASSETS                                                                                  163,608           128,086
                                                                                        -------------     -------------
TOTAL ASSETS                                                                            $ 145,085,025     $ 113,566,170
                                                                                        =============     =============


LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:

  Noninterest-bearing demand                                                            $  14,860,958     $  11,840,430
  Interest-bearing demand                                                                   3,122,328         3,913,509
  Regular savings                                                                          19,295,064        17,910,355
  Money market accounts                                                                     2,779,771         1,340,779
  Time $100,000 and over                                                                   17,242,073         9,549,263
  Other time                                                                               26,138,084        20,066,271
                                                                                        -------------     -------------
      Total deposits                                                                       83,438,278        64,620,607

REPURCHASE AGREEMENTS SOLD                                                                 18,559,509         5,668,664

OTHER BORROWED FUNDS                                                                          291,237            49,813

ACCRUED INTEREST PAYABLE                                                                      290,615           218,897

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                         184,008           420,340
                                                                                        -------------     -------------

      Total liabilities                                                                   102,763,647        70,978,321
                                                                                        -------------     -------------

SHAREHOLDERS' EQUITY:

  Common stock, $.01 par value; 30,000,000 shares authorized; 5,852,756, outstanding           58,528            58,528
  Additional paid-in capital                                                               46,209,114        46,209,114
  Warrants                                                                                    164,832           164,832
  Retained earnings (accumulated deficit) (deficit of $8,434,037
     eliminated upon quasi-reorganization on December 31, 1995)                            (4,057,663)       (3,832,909)
  Accumulated other comprehensive loss, net of tax                                            (53,433)          (11,716)
                                                                                        -------------     -------------
      Total shareholders' equity                                                           42,321,378        42,587,849
                                                                                        -------------     -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $ 145,085,025     $ 113,566,170
                                                                                        =============     =============

See notes to condensed financial statements.

FLORIDA BANKS, INC.

CONDENSED STATEMENTS OF OPERATIONS  (UNAUDITED)


                                              Three Month Period Ended
                                                      March 31,
                                                1999             1998
INTEREST INCOME:
  Loans, including fees                      $ 1,610,461      $  807,818
  Investment securities                          431,526         162,716
  Federal funds sold                              84,774          96,289
                                             -----------      ----------
      Total interest income                    2,126,761       1,066,823
                                             -----------      ----------

INTEREST EXPENSE:
  Deposits                                       700,364         509,486
  Repurchase agreements                          112,730          60,702
  Borrowed funds                                  19,109          24,715
                                             -----------      ----------
      Total interest expense                     832,203         594,903
                                             -----------      ----------
NET INTEREST INCOME                            1,294,558         471,920

PROVISION FOR LOAN LOSSES                         65,000          15,000
                                             -----------      ----------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                   1,229,558         456,920
                                             -----------      ----------
NONINTEREST INCOME:
  Service fees                                    97,035          94,963
  Gain on sale of loans                               --          19,709
  Gain on sale of securities                          --           8,197
  Other noninterest income                        18,669          29,363
                                             -----------      ----------
                                                 115,704         152,232
                                             -----------      ----------

NONINTEREST EXPENSES:
  Salaries and benefits                        1,141,682         299,870
  Occupancy and equipment                        146,937          75,710
  Data processing                                 39,997          25,465
  Other                                          378,783         124,583
                                             -----------      ----------
                                               1,707,399         525,628
                                             -----------      ----------

INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES                    (362,137)         83,524

PROVISION (BENEFIT) FOR
  INCOME TAX EXPENSES                           (137,383)         31,739
                                             -----------      ----------
NET INCOME (LOSS)                            $  (224,754)     $   51,785
                                             ===========      ==========

EARNINGS (LOSS) PER SHARE:
  Basic                                      $     (0.04)     $     0.04
                                             ===========      ==========
  Diluted                                            N/A      $     0.04
                                                              ==========

See notes to condensed financial statements.

FLORIDA BANKS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY  (UNAUDITED)





                                                                                                      WARRANTS      RETAINED
                                              PREFERRED STOCK       COMMON STOCK        ADDITIONAL   TO ACQUIRE     EARNINGS
                                         ---------------------  ---------------------     PAID-IN      COMMON     (ACCUMULATED
                                            SHARES   PAR VALUE    SHARES    PAR VALUE     CAPITAL       STOCK       DEFICIT)
BALANCE, DECEMBER 31, 1997                                      1,215,194    $ 12,152  $ 5,537,966                $    759,707
Comprehensive Income

  Net Income                                                                                                        (4,592,616)
  Unrealized loss on available for
      sale investment securities, net
      of tax of $7,180

                                         ----------   --------  ---------    --------   ------------  --------    ------------
      Comprehensive income                                                                                          (4,592,616)

Issuance of common stock, net                                   4,100,000      41,000     37,351,948
Exercise of stock options                                         159,806       1,598        238,402
Income tax benefit resulting from
the exercise of stock options                                                                118,265
Issuance of common stock to founders                              297,000       2,970      2,155,748
Issuance of units                                                  80,800         808        807,192   164,832
Issuance of preferred stock                  60,600   $606,000
Redemption of preferred stock               (60,600)  (606,000)
Purchase of fractional shares                                         (44)                      (407)
                                         ----------   --------  ---------    --------   ------------  --------    ------------
BALANCE, DECEMBER 31, 1998                                      5,852,756      58,528     46,209,114   164,832      (3,832,909)

Comprehensive Income:
  Net Income                                                                                                          (224,754)
  Unrealized gain on available for sale
      investment securities, net of tax
      Comprehensive income                                                                                            (224,754)
                                         ----------   --------  ---------    --------   ------------  --------    ------------
BALANCE, MARCH 31, 1999
(UNAUDITED)                                           $         5,852,756    $ 58,528   $ 46,209,114  $164,832    $ (4,057,663)
                                         ==========   ========  =========    ========   ============  ========    ============


                                             ACCUMULATED
                                               OTHER
                                            COMPREHENSIVE
                                            INCOME (LOSS)
                                             NET OF TAX         TOTAL
BALANCE, DECEMBER 31, 1997                    $   3,780      $  6,313,605
Comprehensive Income
 Net Income                                                    (4,592,616)
 Unrealized loss on available for
      sale investment securities, net
      of tax of $7,180                          (15,496)          (15,496)
                                              ---------      ------------
      Comprehensive income                      (15,496)       (4,608,112)

Issuance of common stock, net                                  37,392,948
Exercise of stock options                                         240,000
Income tax benefit resulting from
the exercise of stock options                                     118,265
Issuance of common stock to founders                            2,158,718
Issuance of units                                                 972,832
Issuance of preferred stock                                       606,000
Redemption of preferred stock                                    (606,000)
Purchase of fractional shares                                        (407)
                                              ---------      ------------
BALANCE, DECEMBER 31, 1998                      (11,716)       42,587,849

Comprehensive Income:
  Net Income                                                     (224,754)
  Unrealized gain on available for sale
      investment securities, net of tax         (41,717)          (41,717)
                                              ---------      ------------
      Comprehensive income                      (41,717)         (266,471)
                                              ---------      ------------
BALANCE, MARCH 31, 1999
(UNAUDITED)                                   $ (53,433)     $ 42,321,378
                                              =========      ============

See notes to condensed financial statements.

FLORIDA BANKS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)





                                                                          THREE MONTH PERIOD ENDED
                                                                                  March 31,
                                                                      ---------------------------------
                                                                           1999                1998
                                                                      ------------         ------------
OPERATING ACTIVITIES:
  Net (loss) income                                                   $   (224,754)        $     51,785
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
      Depreciation and amortization                                         55,570               31,587
      Deferred income (benefit) taxes                                     (137,383)              31,739
      Gain on sale of securities                                                                 (8,197)
      Amortization of premiums on investments, net                         (22,359)             (21,048)
      Provision for loan losses                                             65,000               15,000
      Increase in accrued interest receivable                             (221,881)             (13,192)
      Increase (decrease) in accrued interest payable                       71,718              (24,175)
      (Increase) decrease in other assets                                  (35,522)              24,844
      Decrease in other liabilities                                       (236,332)             (36,797)
                                                                      ------------         ------------
           Net cash (used in) provided by operating activities            (685,943)              51,546
                                                                      ------------         ------------

INVESTING ACTIVITIES:
  Proceeds from sales, paydowns and maturities of investment securities:
    Available for sale                                                   6,061,096            3,716,159
    Other                                                                                        28,600
  Purchases of investment securities:
    Available for sale                                                 (15,500,000)          (4,512,985)
    Other investments                                                     (446,800)              (7,400)
  Net increase in loans                                                (16,572,224)          (2,371,590)
  Purchases of premises and equipment                                     (137,357)             (53,583)
                                                                      ------------         ------------
           Net cash used in investing activities                       (26,595,285)          (3,200,799)
                                                                      ------------         ------------
FINANCING ACTIVITIES:
  Net increase in demand deposits,
    money market accounts and savings accounts                           5,053,048              183,352
  Net increase (decrease) in time deposits                              13,764,623             (429,092)
  Increase in repurchase agreements                                     12,890,845            2,052,744
  Increase (decrease) in other borrowed funds                              241,424               (2,041)
                                                                      ------------         ------------
           Net cash provided by financing activities                    31,949,940            1,804,963
                                                                      ------------         ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                   4,668,712           (1,344,290)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                   20,945,139           13,033,211
                                                                      ------------         ------------
  End of period                                                       $ 25,613,851         $ 11,688,921
                                                                      ============         ============
SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:
    Cash paid for interest                                            $    760,485         $    619,078
                                                                      ============         ============

See notes to condensed financial statements.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED
MARCH 31, 1999 AND 1998 (UNAUDITED)

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

      The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements. These unaudited condensed financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results of the interim periods have been made. Results of operations for the three month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

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

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED

MARCH 31, 1999 AND 1998 (UNAUDITED)  (CONTINUED)

3.    SHAREHOLDERS' EQUITY

      On February 3, 1998, the Company sold 101 Units to accredited foreign investors. Each Unit was comprised of (i) 600 shares of Series A Preferred Stock, (ii) 800 shares of Common Stock, and (iii) Warrants to purchase 800 shares of Common Stock at the initial public offering price, at the price of $6,008 per Unit. The net proceeds to the Company from this private placement was approximately $600,000. The Series A Preferred Stock was valued at its redemption value of $606,000. The Company redeemed the Series A Preferred Stock at a redemption price of $10.00 per share using a portion of the proceeds from the initial public offering. The Company recorded a nonrecurring noncash charge of $972,000 relating to the issuance of the Common Stock and Warrants, with a corresponding increase to shareholders' equity. Financing costs relating to the Common Stock have been measured as the difference between the fair value of the Common Stock, based on the initial public offering price of $10.00 per share, and the allocated proceeds of $.01 per share. The Warrants have been valued at an aggregate price of $164,832 or $2.04 per share, as determined by an independent appraisal. The proceeds from the issuance of such Units provided funding for the Company's development stage operations.

      On August 4, 1998, the Company completed its initial public offering of 4,000,000 shares at an offering price of $10.00 per share and completed its Merger with the Bank. See Note 1.

      On September 1, 1998, the Underwriters exercised a portion of their over-allotment and purchased an additional 100,000 shares of the Company's common stock, $.01 par value per share, at a price of $10.00 per share, less underwriting discounts and commissions.

4.    EARNINGS PER SHARE

      The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per common share.


                                            THREE MONTH PERIOD ENDED
                                                   March 31,
                                           --------------------------
                                             1999             1998
                                           ---------        ---------
Weighted average number of common
  shares outstanding - Basic               5,852,756        1,215,194

Incremental shares from the assumed
  conversion of stock options                    -            103,767
                                           ---------        ---------
Total - Diluted                            5,852,756        1,318,961
                                           =========        =========

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED
MARCH 31, 1999 AND 1998 (UNAUDITED) (CONTINUED)

      The incremental shares from the assumed conversion of stock options were determined using the treasury stock method under which the assumed proceeds were equal to (1) the amount that the Bank would receive upon the exercise of the options plus (2) the amount of tax benefit that would be credited to additional paid-in capital assuming exercise of the options. The assumed proceeds are used to purchase outstanding common shares at an assumed fair value equal to the Bank's average book value per common share for March of 1998 as the Bank's stock was not actively traded and limited trades during the first quarter of 1998 indicated that book value was a reasonable estimate of fair value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

The Company's net income for the first quarter of 1999 decreased $(277,000) to a net loss of $(225,000) for the three month period ending March 31, 1999, from net income of $52,000 for the three month period ended March 31, 1998. Basic earnings per share for the first quarter of 1999 was a loss of $(.04) compared to basic and diluted earnings per share of $.04 and $.04, respectively, for the first quarter of 1998. The increase in the loss can be primarily attributed to the cost associated with the opening of the Alachua County (Gainesville) banking office.

The increase in net interest income of $823,000 or 174.3%, to $1.3 million for the first quarter of 1999 compared to $472,000 the first quarter in 1998, consists of an increase in interest income of $1.1 million, or 99.4%, and an increase in interest expense of $237,000, or 39.9%. The increase in interest income of $1.1 million in the first quarter of 1999 is primarily attributable to an increase of $803,000 in interest and fees on loans resulting from the growth in the loan portfolio.

The provision for loan losses charged to operations increased $50,000 to $65,000 for the first quarter of 1999 from $15,000 in the first quarter of 1998. This increase represents the additional reserves resulting from new loan growth.

Non-interest income decreased 24.0% or $37,000 to $116,000 for the three months ended March 31, 1999 from $152,000 for the three months ended March 31, 1998. The decrease in non-interest income primarily resulted from a reduction in the gains on sales of loans to $0 at March 31, 1999 from $20,000 at March 31, 1998 and a reduction in the gain on sale of securities to $0 at March 31, 1999 from $8,000 at March 31, 1998. The reduction in gains on sale of loans resulted from a reduction in the origination of SBA guaranteed loans which are generally sold shortly after closing. The gain on sale of securities for the period ended March 31, 1998 resulted from the restructuring of the portfolio. Other non-interest income decreased $11,000, or 36.4%, to $19,000 for the three months ended March 31, 1999 from $29,000 for the three months ended March 31, 1998. This reduction resulted primarily from a reduction in factoring income, a service which the Company is not currently offering.

Non-interest expense increased $1.2 million, or 224.8%, to $1.7 million for the three month period ended March 31, 1999 compared to $526,000 for the three month period ended March 31, 1998. The increase in non-interest expense resulted primarily from increases in salaries and benefits, occupancy and equipment, and other expenses. Salaries and benefits expenses increased $842,000 to $1.1 million for the first quarter of 1999 compared to $300,000 for the first quarter of 1998. This increase is the result of additional staff associated with the new banking offices and the addition of the management staff of the Company.

The increase in occupancy and equipment expense of $71,000, or 94.1%, resulted from the additional leased space for the Jacksonville banking office and startup costs for the Alachua County banking office, and from additional depreciation and maintenance expenses resulting from the purchase of additional furniture and computer equipment. Data processing expenses increased $15,000 or 57.1% to $40,000 for the three months ended March 31, 1999 as compared to $25,000 for the same period in 1998. This increase resulted from the conversion and implementation of several new products and the additional processing expenses for the Company and the Alachua County banking office. Other expenses increased $254,000, or 204.0% to $379,000 for the first quarter of 1999 compared to $125,000 for the first quarter of 1998. This increase is primarily attributable to the additional operating expenses of the Jacksonville and Alachua County banking offices and the supporting operations. Specific operational expenses which increased were accounting and other professional fees, shareholder relations expenses, travel expenses and expenses associated with communications and computer network installations.

A benefit for income taxes of $137,000 was recognized for the three month period ended March 31, 1999 as compared to a provision for income taxes of $32,000 for the three months ended March 31, 1998. The benefit for income taxes and provision for income taxes of $(137,000) for the first quarter of 1999 and of $38,000 for the first quarter of 1998 represents an estimated effective annual tax rate of 38%.

FINANCIAL CONDITION

Total assets at March 31, 1999 were $145.1 million, an increase of $31.5 million, or 27.8%, from $113.6 million at December 31, 1998. The increase in total assets primarily resulted from the investment of new deposit growth and other borrowed funds in loan and investment securities. Federal Funds sold increased $1.7 million, or 25.1%, to $8.7 million at March 31, 1999 as compared to $7.0 million at December 31, 1998. Repurchase agreements purchased increased $2.2 million, or 22.9%, to $11.9 million at March 31, 1999 as compared to $9.7 million at December 31, 1998. These assets represent short-term reserves for future funding of loan growth. Investment securities increased $9.8 million, or 44.2%, to $32.1 million from $22.2 million at December 31, 1998. The increase in investment securities reflects investment of the excess proceeds of the August 4, 1998 public offering reserved for future capitalization of the Bank and the funding of loan growth.

Total loans increased $16.6 million, or 24.7%, to $83.9 million at March 31, 1999, from $67.3 million at December 31, 1998. The increase in total loans was funded by increases in depository accounts. The allowance for loan losses increased $69,000, or 6.4%, for the first quarter of 1999. The increase resulted from recoveries of previously charged-off loans of $4,000 and additional provisions of $65,000 during the three month period ended 1999. The allowance for loan losses as a percentage of total loans decreased from 1.60% at December 31, 1998 to 1.36% at March 31, 1999. Management believes that such allowance for loan losses is sufficient to cover estimated losses in the Bank's loan portfolio.

Deposits increased $18.8 million, or 29.1%, to $83.4 million at March 31, 1999 from $64.6 million at December 31, 1998. The increase in total deposits resulted from an increase of $3.0 million or 25.5% in non-interest deposits, an increase of $1.4 million or 107.3% in money market deposits, offset by a decrease of $791,000, or 20.2%, in interest-bearing demand deposits, an increase of $1.4 million, or 7.7%, in savings deposits, and an increase of $13.8 million, or 46.5%, in total time deposits. Time deposits often fluctuate in response to interest rate changes and can vary rather significantly on a quarterly basis. The increase and decrease in non-interest and interest-bearing demand deposits reflects the normal seasonal fluctuations for these types of accounts.

Shareholders' equity decreased by $266,000 to $42.3 million at March 31 1999, from $42.6 million at December 31, 1998. This decrease is primarily the result of operating losses from the opening of the Alachua County banking office.

Non-accrual loans decreased to $686,000 at March 31, 1999, compared to $725,000 at December 31, 1998. The decrease is the result of a pay-down of the guaranteed portion on an SBA guaranteed loan.

LIQUIDITY

The Company, through its wholly-owned subsidiary, the Bank, has traditionally maintained levels of liquidity above levels required by regulatory authorities. The Bank's operational needs, demand for loan disbursements, and savings withdrawals can be met by loan principal and interest payments received, new deposits, and excess liquid assets. Significant loan demand, deposit withdrawal, increased delinquencies and increased real estate acquired in settlement of loans could alter this condition. Management does not anticipate any events which would require liquidity beyond that which is available through deposit growth, Federal Funds balances, or investment portfolio maturities.

Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 1999 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $25.6 million, representing 17.7% of total assets. Investment securities amounted to $32.1 million, representing 22.1% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities are also a source of liquidity. For the three-month period ended March 31, 1999, total deposits increased from $64.6 million at December 31, 1998 to $83.4 million, representing an increase of 29.1%. There can be no assurance that the Company will be able to maintain this level of growth. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity.

The table below illustrates the Company's regulatory capital ratios at March 31, 1999:

                                                                        Minimum
                                                      March 31,        regulatory
                                                        1999           requirement
                                                    -------------------------------
              Tier 1 Capital                           46.82%           4.00%
                                                       =====            ====
              Total risk-based capital ratio           45.51%           8.00%
                                                       =====            ====
              Leverage ratio                           33.46%           3.00%
                                                       =====            ====



Note that with respect to the leverage ratio, the OCC expects a minimum of 5.0 percent to 6.0 percent ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 33.46% is well above the required minimum.

YEAR 2000 COMPLIANCE DISCLOSURE

As the year 2000 ("Year 2000") approaches, an important business issue has emerged regarding existing application software programs and operating systems. Many existing application software products, including the Bank's, were designed to accommodate a two-digit year. For example, "99" is stored on the system and represents 1999 and "00" represents 1900. The Bank primarily utilizes M&I Data Services, Inc. ("M&I"), a third-party vendor, to provide its primary banking applications, including core processing systems. In addition, the Bank also uses M&I's software for certain ancillary computer applications. M&I has committed substantial resources in the process of modifying, upgrading or replacing its computer applications to ensure timely Year 2000 compliance. M&I has notified the Bank that it has successfully completed the conversion of its banking systems to a Year 2000-ready platform. Prior to the actual conversion, both the Bank and M&I conducted comprehensive awareness, assessment, renovation, and testing phases as part of their respective Year 2000 projects. Each of these phases helped both organizations ensure that that they understood the scope of the Year 2000 impact on their day-to-day business. In August 1998, M&I Data Services' Year 2000 Outsourcing Solution, the Bank's core processing systems, was certified by the Information Technology of America (ITAA). ITAA 2000 is the banking industry's century date change certification program. The program examines processes and methods used by companies to perform their Year 2000 software conversion. M&I Data Services has provided all upgrades, modifications and systems enhancements to the Bank in accordance with its data processing agreement and without additional costs to the Bank.

In addition to its core processing systems, the Company and the Bank have implemented a Year 2000 compliance program whereby the Bank is reviewing the Year 2000 issues that may be faced by its other third-party vendors and loan and deposit customers. Under such program, the Company will examine the need for modifications or replacement of all non-Year 2000 compliant pieces of software. This process is ongoing. However, to date, the Bank has not identified any mission critical software systems that are not Year 2000 compliant or in the process of being modified for compliance. Within the last twelve months, the Bank has made a physical inventory of its computer and other hardware and equipment to determine if such hardware is Year 2000 compliant. As part of this process, the Company and the Bank have replaced certain equipment and hardware at a cost of approximately $34,000. Management of the Company does not currently expect that the cost of its and the Bank's Year 2000 compliance program will be material for the remainder of 1999.

An area of concern by the Company, Bank and its primary regulator, the Office of the Comptroller of the Currency, Administrator of National Banks is the effect of Year 2000 issues on its deposit and loan customers. Failure to address Year 2000 related issues could have significant impact on the ability of certain customers of the Bank to continue operations. The Bank's loan portfolio could be negatively impacted if customers are unable to honor loan agreements and defaults occur as a result of failure to address Year 2000 issues. In February of 1998, the Bank conducted a review of all loan relationships in excess of $25,000 to determine the potential effect of Year 2000 issues on the customers systems. The primary focus of this review was a determination of the readiness of the customer to address Year 2000 problems and the effect of such readiness on the customer's ability to repay loans. Management identified a small number of customers which could be potentially be affected by Year 2000 issues, and has addressed the Bank's concern with these customers. Continued monitoring of these customer relationships will be made to ensure that the necessary modifications to systems will be made on a timely basis. In addition, the Bank now reviews Year 2000 related issues, as part of its normal underwriting criteria and loan approval process. The Bank also includes Year 2000 compliance requirements and covenants requiring compliance within its standard loan agreements. Although the Company and Bank have taken extensive steps to address Year 2000 customer related issues, there can be no assurance that these customers will be Year 2000 compliant. Failure of certain customers to adequately address these issues could result in loan defaults which would negatively impact the Company's earnings.

The Company believes that its mission critical systems are currently Year 2000 compliant and expects that it will complete its compliance program without material disruption of its operations. Management of the Company has also evaluated the potential effect on M&I's data processing systems should events beyond M&I's control such as power and communications failures occur as a result of Year 2000 issues. In addition, the Bank's internal systems could fail as a result of undetected system or software errors or failure of certain infrastructure which is beyond the control of the Bank. The Bank has prepared a Year 2000 Contingency Strategy and Policy (the "Plan") to address the various recovery solutions for Year 2000-related issues, which may arise from the most likely Year 2000 scenarios, based on current available information. The Plan identifies and classifies areas within the organization which could potentially be affected by Year 2000 issues. The identified areas are assigned a status of Mission Critical, Long-Term Mission Critical, or Non-Mission Critical. Based on these classifications, contingency plans are prepared to provide at least a minimum acceptable level of service on an ongoing basis to the Bank's customers. An outside consultant has reviewed the Company's Plan and testing on mission critical functions and has noted no material weaknesses in the Company's Year 2000 readiness efforts.

Although the Company and Bank have taken extensive steps to address Year 2000 related issues, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the failure of the Bank's internal systems or the systems provided by M&I or other companies on which the Company's systems rely will not negatively impact the Company's systems or operations.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.  The following exhibit is filed with this Report.

             Exhibit No.           Description
             -----------           -----------
             27.1                  Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K.  No report on Form 8-K was filed during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Florida Banks, Inc.

Date: May 12, 1999            By: /s/ Charles E. Hughes, Jr.
                                  -------------------------------------
                                  Charles E. Hughes, Jr.
                                  President and Chief Executive Officer

Date: May 12, 1999            By: /s/  T. Edwin Stinson, Jr.
                                  -------------------------------------
                                  T. Edwin Stinson, Jr.
                                  Chief Financial Officer