Form 10-Q
period 1999-06-30
FLORIDA BANKS INC
filed 1999-08-13
CIK 1058802

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Title                                   Outstanding
         -----                                   -----------
         COMMON STOCK, $.01 PAR VALUE            OUTSTANDING AT JUNE 30, 1999
         PER SHARE                                         5,853,756

                                  PART 1
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

FLORIDA BANKS, INC.

CONDENSED BALANCE SHEETS  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                   June 30,               December 31,
                                                                                     1999                     1998
                                                                                 -------------           -------------
ASSETS

CASH AND DUE FROM BANKS                                                          $   5,724,853           $   4,295,139
FEDERAL FUNDS SOLD AND REPURCHASE AGREEMENTS PURCHASED                              16,316,248              16,650,000
                                                                                 -------------           -------------
           Total cash and cash equivalents                                          22,041,101              20,945,139

INVESTMENT SECURITIES:
  Available for sale, at fair value (cost $27,432,671 and $21,968,826
    at June 30, 1999 and December 31, 1998, respectively)                           26,781,149              21,949,929
  Other investments                                                                    738,650                 291,850

LOANS:
  Commercial real estate                                                            42,173,230              25,325,557
  Commercial                                                                        40,348,923              33,103,488
  Residential mortgage                                                               7,487,224               6,046,666
  Consumer                                                                           4,962,889               2,020,954
  Credit card and other loans                                                        1,158,776                 796,120
                                                                                 -------------           -------------
           Total loans                                                              96,131,042              67,292,785
  Allowance for loan losses                                                           (762,547)             (1,073,346)
  Net deferred loan fees                                                               (85,525)               (162,334)
                                                                                 -------------           -------------

           Net loans                                                                95,282,970              66,057,105

PREMISES AND EQUIPMENT, NET                                                          1,481,680                 822,283

ACCRUED INTEREST RECEIVABLE                                                            662,460                 478,700

DEFERRED INCOME TAXES, NET                                                           3,500,094               2,893,078

OTHER ASSETS                                                                           200,894                 128,086
                                                                                 -------------           -------------

TOTAL ASSETS                                                                     $ 150,688,998           $ 113,566,170
                                                                                 =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing demand                                                     $  18,710,502           $  11,840,430
  Interest-bearing demand                                                            4,909,805               3,913,509
  Regular savings                                                                   22,281,786              17,910,355
  Money market accounts                                                              1,670,336               1,340,779
  Time $100,000 and over                                                            16,434,500               9,549,263
  Other time                                                                        28,963,285              20,066,271
                                                                                 -------------           -------------
          Total deposits                                                            92,970,214              64,620,607

REPURCHASE AGREEMENTS SOLD                                                          12,843,750               5,668,664

OTHER BORROWED FUNDS                                                                 2,397,753                  49,813

ACCRUED INTEREST PAYABLE                                                               306,958                 218,897

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                  443,988                 420,340
                                                                                 -------------           -------------

          Total liabilities                                                        108,962,663              70,978,321
                                                                                 -------------           -------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; 30,000,000 shares authorized; 5,853,756
    and 5,852,756 shares outstanding                                                    58,538                  58,528
  Additional paid-in capital                                                        46,219,104              46,209,114
  Warrants                                                                             164,832                 164,832
  Retained earnings (accumulated deficit) (deficit of $8,434,037
     eliminated upon quasi-reorganization on December 31, 1995)                     (4,309,589)             (3,832,909)
  Accumulated other comprehensive loss, net of tax                                    (406,550)                (11,716)
                                                                                 -------------           -------------

          Total shareholders' equity                                                41,726,335              42,587,849
                                                                                 -------------           -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 150,688,998           $ 113,566,170
                                                                                 =============           =============

See notes to financial statements.

FLORIDA BANKS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                                          THREE MONTH PERIOD ENDED                     SIX MONTH PERIOD ENDED
                                                                  JUNE 30,                                   JUNE 30,
                                                    ---------------------------------           ---------------------------------
                                                        1999                 1998                  1999                  1998
                                                    -----------           -----------           -----------         -------------
INTEREST INCOME:
  Loans, including fees                             $ 2,014,986           $   868,882           $ 3,625,447         $   1,676,700
  Investment securities                                 288,968               157,580               720,494               320,296
  Federal funds sold and repurchase agreements          369,205                81,150               453,979               177,439
                                                    -----------           -----------           -----------         -------------
          Total interest income                       2,673,159             1,107,612             4,799,920             2,174,435
                                                    -----------           -----------           -----------         -------------

INTEREST EXPENSE:
  Deposits                                              909,069               506,112             1,609,433             1,015,598
  Repurchase agreements                                 189,749                59,030               302,479               119,732
  Borrowed funds                                         12,060                22,853                31,169                47,568
                                                    -----------           -----------           -----------         -------------

          Total interest expense                      1,110,878               587,995             1,943,081             1,182,898
                                                    -----------           -----------           -----------         -------------

NET INTEREST INCOME                                   1,562,281               519,617             2,856,839               991,537

PROVISION FOR LOAN LOSSES                               200,000                15,000               265,000                30,000
                                                    -----------           -----------           -----------         -------------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                          1,362,281               504,617             2,591,839               961,537
                                                    -----------           -----------           -----------         -------------

NONINTEREST INCOME:
  Service fees                                          102,376                91,276               199,411               186,239
  Gain on sale of loans                                                                                                    19,709
  Gain on sale of securities                             31,729                                      31,729                 8,197
  Other noninterest income                               19,893                24,314                38,562                53,677
                                                    -----------           -----------           -----------         -------------

                                                        153,998               115,590               269,702               267,822
                                                    -----------           -----------           -----------         -------------

NONINTEREST EXPENSES:
  Salaries and benefits                               1,265,425               335,017             2,407,107               634,887
  Occupancy and equipment                               199,758                87,735               346,695               163,445
  Data processing                                        51,451                23,774                91,448                49,239
  Other                                                 472,746               182,066               851,529               306,649
                                                    -----------           -----------           -----------         -------------

                                                      1,989,380               628,592             3,696,779             1,154,220

(LOSS) INCOME BEFORE (BENEFIT)
  PROVISION FOR INCOME TAXES                           (473,101)               (8,385)             (835,238)               75,139

(BENEFIT) PROVISION FOR
  INCOME TAX EXPENSES                                  (221,176)               (3,180)             (358,558)               28,550
                                                    -----------           -----------           -----------         -------------

NET (LOSS) INCOME                                   $  (251,925)          $    (5,205)          $  (476,680)        $      46,589
                                                    ===========           ===========           ===========         =============

(LOSS) EARNINGS PER SHARE:
  Basic                                             $     (0.04)          $      0.00           $     (0.08)        $        0.04
                                                    ===========           ===========           ===========         =============
  Diluted                                                   N/A           $      0.00                   N/A         $        0.03
                                                                          ===========                               =============



See notes to condensed financial statements.

FLORIDA BANKS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
--------------------------------------------------------------------------------


                                                                                     Warrants              Accumulated
                                                                                        to     Retained      Other
                                   Preferred Stock       Common Stock     Additional  Acquire   Earnings     Income
                                 ------------------  -------------------    Paid-In   Common  (Accumulated   (Loss),
                                  Shares  Par Value   Shares   Par Value    Capital    Stock     Deficit)   Net of Tax    Total
                                 -------- ---------  --------- --------- -----------  -------- ------------ ----------  -----------
BALANCE, DECEMBER 31, 1997                           1,215,194  $12,152  $ 5,537,996            $   759,707  $   3,780  $ 6,313,635
Comprehensive Income
  Net income                                                                                     (4,592,616)             (4,592,616)
  Unrealized loss on available
    for sale investment
    securities, net of tax
    of $7,180                                                                                                  (15,496)     (15,496)
                                                                                                -----------  ---------  -----------
            Comprehensive Income                                                                 (4,592,616)   (15,496)  (4,608,112)

Issuance of common stock, net                        4,100,000   41,000   37,351,948                                     37,392,948
Exercise of stock options                              159,806    1,598      238,402                                        240,000
Income tax benefit resulting
   from the exercise of stock
   options                                                                   118,265                                        118,265
Issuance of common stock to
  founders                                             297,000    2,970    2,155,718                                      2,158,688
Issuance of units                                       80,800      808      807,192   164,832                              972,832
Issuance of preferred stock        60,600   606,000                                                                         606,000
Redemption of preferred stock     (60,600) (606,000)                                                                       (606,000)
  Purchase of fractional shares                            (44)                 (407)                                          (407)
                                 --------  --------  ---------  -------  -----------  --------  -----------  ---------  -----------
BALANCE, DECEMBER 31, 1998                           5,852,756   58,528   46,209,114   164,832   (3,832,909)   (11,716)  42,587,849

Comprehensive Income:
   Net Income                                                                                      (476,680)               (476,680)
   Unrealized gain on available
      for sale investment securities,
      net of tax                                                                                              (394,834)    (394,834)
                                                                                                -----------  ---------  -----------
       Comprehensive Income                                                                      (4,309,589)  (406,550)  41,716,335
Exercise of stock options                                1,000       10        9,990                                         10,000
                                 --------  --------  ---------  -------  -----------  --------  -----------  ---------  -----------

BALANCE, JUNE 30, 1999
  (UNAUDITED)                                        5,853,756  $58,538  $46,219,134  $164,832  $(4,309,589) $(406,550) $41,726,335
                                 ========  ========  =========  =======  ===========  ========  ===========  =========  ===========




See notes to condensed financial statements.

FLORIDA BANKS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                    SIX MONTH PERIOD ENDED
                                                                            JUNE 30,
                                                                 ----------------------------
                                                                     1999            1998
                                                                 ------------    ------------
OPERATING ACTIVITIES:
  Net (loss) income                                              $   (476,680)   $     46,589
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
      Depreciation and amortization                                   125,571          68,502
      Deferred income (benefit) taxes                                (362,044)         63,553
      Gain on sale of securities                                                       (8,197)
      Amortization of premiums on (discounts) investments, net         38,740         (20,365)
      Provision for loan losses                                       265,000          30,000
      Increase in accrued interest receivable                        (183,760)        (13,527)
      Increase (decrease) in accrued interest payable                  88,061         (15,309)
      Increase in other assets                                        (72,809)        (44,258)
      Increase (decrease) in other liabilities                         23,648          (4,396)
                                                                 ------------    ------------
           Net cash (used in) provided by operating activities       (554,273)        102,592
                                                                 ------------    ------------

INVESTING ACTIVITIES:
  Proceeds from sales, paydowns and maturities
    of investment securities:
    Available for sale                                             16,581,460       5,499,797
    Other                                                              28,600          28,600
  Purchases of investment securities:
    Available for sale                                            (22,119,825)     (5,501,110)
    Other investments                                                (446,800)         (7,400)
  Net increase in loans                                           (29,490,865)     (1,541,159)
  Purchases of premises and equipment                                (784,968)       (141,866)
                                                                 ------------    ------------
           Net cash used in investing activities                  (36,232,398)     (1,663,138)
                                                                 ------------    ------------

FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits,
    money market accounts and savings accounts                     12,567,356        (164,029)
  Net increase (decrease) in time deposits                         15,782,251        (918,441)
  Increase (decrease) in repurchase agreements                      7,175,086         (47,964)
  Increase (decrease) in other borrowed funds                       2,347,940          (1,408)
  Exercise of stock options                                            10,000         240,000
                                                                 ------------    ------------
           Net cash provided by (used in) financing activities     37,882,633        (891,842)
                                                                 ------------    ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                              1,095,962      (2,452,388)

CASH AND CASH EQUIVALENTS:

  Beginning of period                                              20,945,139      13,033,211

  End of period                                                  $ 22,041,101    $ 10,580,823
                                                                 ============    ============

SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:
    Cash paid for interest                                       $  1,855,020    $  1,198,207
                                                                 ============    ============



See notes to condensed financial statements.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED
JUNE 30, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------


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

      The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements. These unaudited condensed financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results of the interim periods have been made. Results of operations for the six month period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED
JUNE 30, AND 1998 (UNAUDITED)  (CONTINUED)
--------------------------------------------------------------------------------


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

4.    EARNINGS PER SHARE

      The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per common share.




                                               THREE MONTH PERIOD ENDED             SIX MONTH PERIOD ENDED
                                                      JUNE 30,                             JUNE 30,
                                              -------------------------            ------------------------
                                                  1999          1998                 1999            1998
                                              ----------      ---------            ---------      ---------
      Weighted average number of common
        shares outstanding - Basic             5,853,613      1,272,013            5,853,187      1,243,604

      Incremental shares from the assumed
        conversion of stock options                   --         87,519                   --        111,663
                                              ----------      ---------            ---------      ---------

      Total - Diluted                          5,853,613      1,359,532            5,853,187      1,355,267
                                              ==========      =========            =========      =========

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED
JUNE 30, 1999 AND 1998 (UNAUDITED)  (CONTINUED)
--------------------------------------------------------------------------------

      The incremental shares from the assumed conversion of stock options were determined using the treasury stock method under which the assumed proceeds were equal to (1) the amount that the Bank would receive upon the exercise of the options plus (2) the amount of tax benefit that would be credited to additional paid-in capital assuming exercise of the options. The assumed proceeds are used to purchase outstanding common shares at an assumed fair value equal to the Bank's average book value per common share for June of 1998 as the Bank's stock was not actively traded and limited trades during the second quarter of 1998 indicated that book value was a reasonable estimate of fair value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

The Company's net income for the second quarter of 1999 decreased $(247,000) to a net loss of $(252,000) for the three month period ending June 30, 1999, from a net loss of $(5,000) for the three month period ended June 30, 1998. Basic earnings per share for the second quarter of 1999 was a loss of $(.04) compared to basic and diluted earnings per share of $(0.0) and $(0.0) respectively for the second quarter of 1998. Prior year results reflected the operating performance of First National Bank of Tampa, which was merged into Florida Banks, Inc. concurrent with Florida Banks, initial public offering in August 1998. Included in the loss of $(252,000) for the second quarter of 1999 were non-recurring expenses attributable to the relocation of corporate offices and the Jacksonville banking office, and the opening of the Pinellas and Broward county offices.

The increase in net interest income of $1 million, or 200.7%, to $1.6 million for the second quarter of 1999 compared to $520,000 for the second quarter in 1998, consists of an increase in interest income of $1.6 million, or 141.3%, partially offset by an increase in interest expense of $523,000, or 88.9%. The increase in interest income of $1.6 million in the second quarter of 1999 is primarily attributable to an increase of $1.1 million in interest on loans resulting from loan growth and an increase of $288,000 in interest on federal funds sold resulting from the investment of a portion of the net proceeds of the public offering. The increase in interest expense is attributable to an increase in the volume of interest bearing deposits, repurchase agreements sold and other interest bearing liabilities

The provision for loan losses charged to operations increased $185,000 to $200,000 for the second quarter of 1999 from $15,000 in the second quarter of 1998. This increase represents the additional reserves resulting from new loan growth.

Non-interest income increased 33.2% or $38,000 to $154,000 for the three months ended June 30, 1999 from $116,000 for the three months ended June 30, 1998. The increase in non-interest income primarily resulted from an increase of $32,000 in the gain on sale of securities for the second quarter of 1999 compared to $0 for the second quarter of 1998. The increase in service fees of $11,000 reflect an increase in deposit account fees and other service related service fees.

Non-interest expense increased $1.4 million to $2.0 million for the three month period ended June 30, 1999 compared to $629,000 for the three month period ended June 30, 1998. The increase in non-interest expense resulted primarily from increases in salaries and benefits, occupancy and equipment, and other expenses. Salaries and benefits expenses increased $930,000 to $1.3 million for the second quarter of 1999 compared to $335,000 for the second quarter of 1998. This increase resulted from the addition of staff for the holding company, Jacksonville, Alachua, Broward and Pinellas offices and additional staff at the Tampa bank..

The increase in occupancy and equipment expense of $112,000, or 127.7%, resulted from the relocation of the corporate offices and Jacksonville banking office to their permanent locations; startup costs and lease expense for the Alachua, Pinellas, and Broward county offices; and from additional depreciation and maintenance expenses resulting from the purchase of additional computer equipment and furniture. Data processing expenses increased $28,000 or 116.4% to $51,000 for the three months ended June 30, 1999 as compared to $24,000 for the same period in 1998. This increase resulted from the conversion and implementation of several new products and the additional processing expenses associated with opening of the additional offices. Other expenses increased $291,000, to $473,000 for the second quarter of 1999 compared to $182,000 for the second quarter of 1998. This increase resulted primarily from non-recurring expenses relating to the set-up of the Company's wide area network; costs associated with the opening of the Pinellas and Broward county banking offices; and legal, and other professional fees.

A benefit for income taxes of $221,000 was recognized for the three-month period ended June 30, 1999 as compared to a benefit for income taxes of $3,000 for the same period ended June 30, 1998. The benefit for income taxes of $221,000 for the second quarter of 1999 represents an estimated effective annual tax rate of 38%, as does the benefit for income taxes of $3,000 for the same period in 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

The Company's net income for the six months ended June 30, 1999 decreased $(523,000) to a net loss of $(477,000) for the six month period ending June 30,1999, from net income of $47,000 for the six month period ended June 30, 1998. Basic earnings per share for the six months ended June 30, 1999 was a loss $(.08) compared to basic and diluted earnings per share of $.04 and $.03 respectively for the six months ended June 30, 1998. Prior year results reflected the operating performance of First National Bank of Tampa, which was merged into Florida Banks, Inc. concurrent with Florida Banks, initial public offering in August 1998. Included in the loss of $(477,000) for the first six months of 1999 were non-recurring expenses attributable to the relocation of the corporate office and the Jacksonville banking office; the opening of the Gainesville office (Florida Bank of Alachua County); and the opening of the Pinellas and Broward county offices.

The increase in net interest income of $1.9 million, or 188.1%, for the six months ending June 30, 1999 compared to the same period in 1998, consists of an increase in interest income of $2.6 million, or 120.7%, and an increase in interest expense of $760,000, or 64.3%. The increase in interest income for the first six months of 1999 is primarily attributable to an increase of $1.9 million in interest on loans resulting from loan growth and an increase of $400,000 in interest on investments resulting from the investment of a portion of the net proceeds of the public offering. The increase in interest expense is attributable to an increase in the volume of interest bearing deposits, repurchase agreements sold and other interest bearing liabilities.

The provision for loan losses charged to operations increased $235,000 to $265,000 for the period ended June 30, 1999 from $30,000 for the same period in 1998. This increase represents the additional reserves resulting from new loan growth.

Non-interest income increased $2,000 or .7% to $270,000 for the six month period ended June 30, 1999 from $268,000 for the same period in 1998. The increase in non-interest income resulted from a decrease in other income of $15,000 and a decrease of $20,000 in the gain on sale of loans offset by an increase in service fee income of $13,000, and an increase in the gain on sale of securities of $24,000. Increases in service fees of $13,000 reflect increases in deposit account fees and other service related fees. The decrease in the gain on sale of loans reflects a reduction in SBA lending and the reduction in other non-interest income resulted from the waiving of certain fees for new deposit relationships.

Non-interest expense increased $2.5 million to $3.7 million for the six month period ended June 30, 1999 compared to $1.2 million for the six month period ended June 30, 1998. The increase in non-interest expense resulted primarily from increases in salaries and benefits, occupancy and equipment, data processing, and other expenses. Salaries and benefits expenses increased $1.8 million to $2.4 million for the six months ending June 30, 1999 compared to $635,000 for the same period in 1998. This increase resulted from the addition of staff for the holding company, Jacksonville, Alachua, Broward and Pinellas offices and additional staff at the Tampa bank. The increase in occupancy and equipment expense of $183,000, or 112.1%, resulted from the relocation of the corporate offices and Jacksonville banking office; startup costs and lease expense for the Alachua, Pinellas, and Broward county offices; and from additional depreciation and maintenance expenses resulting from the purchase of additional computer equipment and furniture. Data processing expenses increased $42,000 or 85.7% to $91,000 for the six months ended June 30, 1999 as compared to $49,000 for the same period in 1998. This increase resulted from the conversion and implementation of several new products and the additional processing expenses associated with opening of the additional offices . Other expenses increased $545,000, to $852,000 for the six months ended June 30, 1999 compared to $307,000 for the same period in 1998. This increase resulted primarily from non-recurring expenses relating to the set-up of the Company's wide area network and the expenses associated with the opening of the Alachua, Broward and Pinellas banking offices; and legal, and other professional fees.

A benefit for income taxes of $359,000 was recognized for the six month period ended June 30, 1999 as compared to a provision for income taxes of $29,000 for the same period ended June 30, 1998. The benefit for income taxes of $359,000 for the six month period ended June 30, 1999 represents an estimated effective annual tax rate of 38%, as does the provision for income taxes of $29,000 for the same period in 1998.

FINANCIAL CONDITION

Total assets at June 30, 1999 were $150.7 million, an increase of $37 million or 32.7%, from $113.6 million at December 31, 1998. The increase in total assets primarily resulted from the increase in investments and loans outstanding. Investment securities increased $5.3 million or 23.7% to $27.5 million from $22.2 million at December 31, 1998. The increase in investment securities also reflects investment of the excess proceeds of the public offering reserved for future capitalization of the Bank and the funding of loan growth.

Total loans increased $28.8 million, or 42.9%, to $96.1 million at June 30 1999, from $67.3 million at December 31, 1998. The increase in total loans was primarily funded by an increase in deposits. The allowance for loan losses decreased $(311,000) or 29% to $(763,000) at June 30, 1999 from $(1.1) million at December 31, 1998. The decrease resulted from recoveries of previously charged-off loans of $11,000, and additional provisions of $265,000, off-set by $587,000 in charge-offs. The charge-offs of $587,000 included a previously reserved for impaired loan in the amount of $575,000 charged against the allowance for loans losses, and $12,000 in non-performing credit card debt. The allowance for loan losses as a percent of total loans decreased from 1.60% at December 31, 1998 to .79% at June 30, 1999. Management believes that such allowance for loan losses is sufficient to cover estimated losses in the Bank's loan portfolio.

Deposits increased $28.3 million, or 43.9%, to $93 million at June 30, 1999 from $64.6 million at December 31, 1998. The increase in total deposits resulted from an increase of $6.9 million or 58% in non-interest deposits, an increase of $996,000 or 25.5% in interest bearing demand, an increase of $330,000 or 24.6% in money market deposits, an increase of $4.4 million or 24.4% in savings deposits, and an increase $15.8 million or 53.3% in total time deposits. Time deposits often fluctuate in response to interest rate changes and can vary rather significantly on a quarterly basis. The increase in non-interest and interest-bearing demand reflects the normal season fluctuations for these types of accounts.

Shareholders' equity decreased by $862,000 to $41.7 million at June 30, 1999, from $42.6 million at December 31, 1998. This decrease is primarily the result of operating losses from the startup expenses of the Company and the opening of the new banking offices.

Non-accrual loans decreased to $298,000 at June 30, 1999, compared to $725,000 at December 31, 1998. The decrease is the result of a pay-down of the guaranteed portion on an SBA guaranteed loan and the charge-off of the impaired loan in the amount of $575,000.

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

Liquidity and Sources of Capital
--------------------------------

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 1999 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $22 million, representing 14.6% of total assets. Investment securities amounted to $27.5 million, representing 18.3% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities are also a source of liquidity. For the six-month period ended June 30, 1999, total deposits increased from $64.6 million at December 31, 1998 to $93 million, representing an increase of 43.9%. There can be no assurance that the Company will be able to maintain this level of growth. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity.

The table below illustrates the Bank's regulatory capital ratios at June 30, 1999:


                                                                   Minimum
                                                     June 30,     regulatory
Bank                                                  1999        requirement
----                                                  ----        -----------

      Tier 1 capital ratio                           34.25 %        4.00 %
                                                     -------        ------

      Total risk-based capital ratio                 34.9 %         8.00 %
                                                     -------        ------

      Leverage ratio                                 30.18 %        3.00 %
                                                     -------        ------


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

In addition to its core processing systems, the Company and the Bank, during the first half of 1999, implemented a Year 2000 compliance program. As a part of this program, the Bank reviewed the Year 2000 issues that may be faced by its other third-party vendors and loan and deposit customers. In addition, the Company examined the need for modifications or replacement of all non-Year 2000 compliant pieces of software. This process has been completed, and the Bank has not identified any mission critical software systems that are now not Year 2000 compliant or in the process of being modified for compliance. Within the last twelve months, the Bank has made a physical inventory of its computer, other hardware and equipment to determine if such hardware is Year 2000 compliant. As part of this process, the Company and Bank have replaced certain equipment and hardware at a cost of approximately $34,000. Management of the Company does not currently expect that the cost of its and the Bank's Year 2000 compliance program will be material for the remainder of 1999.

An area of concern by the Company, the Office of the Comptroller of the Currency, the Bank's primary regulator, and the Administrator of National Banks is the effect of Year 2000 issues on its deposit and loan customers. Failure to address Year 2000 related issues could have significant impact on the ability of certain customers of the Bank to continue operations. The Bank's loan portfolio could be negatively impacted if customers are unable to honor loan agreements and defaults occur as a result of failure to address Year 2000 issues. In February of 1998, the Bank conducted a review of all loan relationships in excess of $25,000 to determine the potential effect of Year 2000 issues on the customer's systems. The primary focus of this review was a determination of the readiness of the customer to address Year 2000 problems and the effect of such readiness on the customer's ability to repay loans. Management identified a small number of customers which could be potentially affected by Year 2000 issues, and has addressed the Bank's concern with these customers. Continuing monitoring of these customer relationships will be made to ensure that the necessary modifications to systems will be made on a timely basis. In addition, the Bank now reviews Year 2000 related issues, as part of its normal underwriting criteria and loan approval process. The Bank also includes Year 2000 compliance requirements and covenants requiring compliance within its standard loan agreements. Although the Company and Bank have taken extensive steps to address Year 2000 customer related issues, there can be no assurance that these customers will be Year 2000 compliant. Failure of certain customers to adequately address these issues could result in loan defaults which would negatively impact the Company's earnings.

The Company believes that its mission critical systems are currently Year 2000 compliant and expects that it will satisfy such compliance program without material disruption of its operations. Management of the Company has also evaluated the potential effect on M&I's data processing systems should events beyond M&I's control, such as power and communications failures, occur as a result of Year 2000 issues. In addition, the Bank's internal systems could fail as a result of undetected system or software errors or failure of certain infrastructure which is beyond the control of the Bank. The Bank has prepared a Year 2000 Contingency Strategy and Policy (the "Plan") to address the various recovery solutions for Year 2000-related issues, which may arise from the most likely Year 2000 scenarios, based on current available information. The Plan identifies and classifies areas within the organization which could potentially be effected by Year 2000 issues. The identified areas are assigned a status of Mission Critical, Long-Term Mission Critical, or Non-Mission Critical. Based on these classifications, contingency plans have been prepared to provide a minimum acceptable level of service on an ongoing basis to the Bank's customers. An outside consultant has reviewed the Company's Plan and testing on mission critical functions and has noted no material weaknesses in the Company's Year 2000 readiness efforts.

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

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company's products, profit margins and the sufficiency of the Company's cash flow for its future liquidity and capital resource needs, These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, but not limited to, those risk factors set forth in the Final Prospectus dated July 29, 1998 used in connection with the Company's initial public offering.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

                                    PART II.
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual shareholders meeting held on April 23, 1999, the shareholders voted to elect three directors to serve for a term of three years. The directors elected were T. Stephen Johnson, J. Malcolm Jones, Jr. and Nancy E. LaFoy. 4,433,348 votes were cast in favor and 15,825 votes were withheld for each nominated director. The shareholders also voted to adopt the Employee Stock Purchase Plan, as described in Form S-8, Registration No. 333-79319, at the April 23, 1999 annual shareholders meeting. 4,301,148 votes were cast in favor of the adoption of the Employee Stock Purchase Plan, 134,500 votes were cast against the adoption, and 13,525 votes were abstained.

ITEM 5.  OTHER INFORMATION

         No disclosure required.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.  The following exhibits are filed with this Report.

              Exhibit No.          Description
              -----------          -----------

              10.1 Employee Stock Purchase Plan (incorporated by reference to the registrants registration statement on Form S-8 - Registration No. 333-79319)

              27.1                 Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Florida Banks, Inc.

Date:    August 13, 1999              By:  /s/ Charles E. Hughes, Jr.
                                           -------------------------------------
                                           Charles E. Hughes, Jr.
                                           President and Chief Executive Officer


Date:    August 13, 1999              By:  /s/ T. Edwin Stinson, Jr.
                                           -------------------------------------
                                           T. Edwin Stinson, Jr.
                                           Chief Financial Officer