Form 10-Q
period 1999-09-30
FLORIDA BANKS INC
filed 1999-11-15
CIK 1058802

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

         (Mark One)
 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Title                                      Outstanding
          ------                                      -----------
 COMMON STOCK, $.01 PAR VALUE                OUTSTANDING AT SEPTEMBER 30, 1999
 PER SHARE                                             5,853,756

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLORIDA BANKS, INC.

CONDENSED BALANCE SHEETS (Unaudited)
--------------------------------------------------------------------------------

                                                                            SEPTEMBER 30,        DECEMBER 31,
                                                                                1999                 1998
                                                                            -------------       -------------
ASSETS

CASH AND DUE FROM BANKS                                                     $   7,062,363       $   4,295,139
FEDERAL FUNDS SOLD AND REPURCHASE AGREEMENTS PURCHASED                          5,415,000          16,650,000
                                                                            -------------       -------------

           Total cash and cash equivalents                                     12,477,363          20,945,139

INVESTMENT SECURITIES:
  Available for sale, at fair value (cost $23,489,428 and $21,968,826
    at September 30, 1999 and December 31, 1998, respectively)                 22,712,876          21,949,929
  Other investments                                                               823,250             291,850

LOANS:
  Commercial real estate                                                       55,685,426          25,325,557
  Commercial                                                                   54,571,987          33,103,488
  Residential mortgage                                                         11,130,064           6,046,666
  Consumer                                                                      5,680,059           2,020,954
  Credit card and other loans                                                   1,284,857             796,120
                                                                            -------------       -------------
           Total loans                                                        128,352,393          67,292,785
  Allowance for loan losses                                                    (1,482,895)         (1,073,346)
  Net deferred loan fees                                                          (15,348)           (162,334)
                                                                            -------------       -------------
           Net loans                                                          126,854,150          66,057,105

PREMISES AND EQUIPMENT, NET                                                     1,686,814             822,283

ACCRUED INTEREST RECEIVABLE                                                       847,068             478,700

DEFERRED INCOME TAXES, NET                                                      3,903,707           2,893,078

OTHER ASSETS                                                                      226,899             128,086
                                                                            -------------       -------------
TOTAL ASSETS                                                                $ 169,532,127       $ 113,566,170
                                                                            =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing demand                                                $  19,685,269       $  11,840,430
  Interest-bearing demand                                                       5,956,441           3,913,509
  Regular savings                                                              30,073,112          17,910,355
  Money market accounts                                                         1,649,627           1,340,779
  Time $100,000 and over                                                       31,366,439           9,549,263
  Other time                                                                   32,100,592          20,066,271
                                                                            -------------       -------------
          Total deposits                                                      120,831,480          64,620,607

REPURCHASE AGREEMENTS SOLD                                                      4,324,766           5,668,664

OTHER BORROWED FUNDS                                                            2,419,890              49,813

ACCRUED INTEREST PAYABLE                                                          340,165             218,897

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                             770,350             420,340
                                                                            -------------       -------------
          Total liabilities                                                   128,686,651          70,978,321
                                                                            -------------       -------------

SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value; 30,000,000 shares authorized;
   5,853,756 and 5,852,756 shares outstanding                                      58,538              58,528
  Additional paid-in capital                                                   46,219,104          46,209,114
  Warrants                                                                        164,832             164,832
  Retained earnings (accumulated deficit) (deficit of $8,434,037
     eliminated upon quasi-reorganization on December 31, 1995)                (5,011,785)         (3,832,909)
  Treasury Stock, 15,000 shares at cost                                          (103,751)
  Accumulated other comprehensive loss, net of tax                               (481,462)            (11,716)
                                                                            -------------       -------------

          Total shareholders' equity                                           40,845,476          42,587,849
                                                                            -------------       -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 169,532,127       $ 113,566,170
                                                                            =============       =============


See notes to financial statements

FLORIDA BANKS, INC.

CONDENSED STATEMENTS OF OPERATIONS  (Unaudited)
--------------------------------------------------------------------------------

                                                       THREE MONTH PERIOD ENDED            NINE MONTH PERIOD ENDED
                                                             SEPTEMBER 30,                       SEPTEMBER 30,
                                                    -----------------------------       -----------------------------
                                                        1999              1998             1999              1998
                                                    -----------       -----------       -----------       -----------
INTEREST INCOME:
  Loans, including fees                             $ 2,382,905       $   960,137       $ 6,008,352       $ 2,636,837
  Investment securities                                 383,901           328,406         1,104,395           648,702
  Federal funds sold and repurchase agreements          235,196           208,450           689,175           385,888
                                                    -----------       -----------       -----------       -----------
          Total interest income                       3,002,002         1,496,993         7,801,922         3,671,427
                                                    -----------       -----------       -----------       -----------

INTEREST EXPENSE:
  Deposits                                            1,157,097           533,360         2,766,530         1,548,958
  Repurchase agreements                                 143,736            47,642           446,215           167,374
  Borrowed funds                                         29,585            26,034            60,754            73,602
                                                    -----------       -----------       -----------       -----------

          Total interest expense                      1,330,418           607,036         3,273,499         1,789,934
                                                    -----------       -----------       -----------       -----------

NET INTEREST INCOME                                   1,671,584           889,957         4,528,423         1,881,493

PROVISION FOR LOAN LOSSES                               718,000            77,000           983,000           107,000
                                                    -----------       -----------       -----------       -----------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                            953,584           812,957         3,545,423         1,774,493
                                                    -----------       -----------       -----------       -----------

NONINTEREST INCOME:
  Service fees                                          121,950           102,283           321,361           288,522
  Gain on sale of loans                                                    80,349                             100,058
  Gain on sale of securities                                                                 31,729             8,197
  Other noninterest income                               29,419            21,459            67,981            75,136
                                                    -----------       -----------       -----------       -----------

                                                        151,369           204,091           421,071           471,913
                                                    -----------       -----------       -----------       -----------

NONINTEREST EXPENSES:
  Salaries and benefits                               1,507,493         3,694,526         3,914,600         4,329,413
  Occupancy and equipment                               240,027           139,652           586,722           303,097
  Data processing                                        59,802            30,582           151,250            79,822
  Other                                                 363,852         1,236,873         1,215,381         1,543,518
                                                    -----------       -----------       -----------       -----------

                                                      2,171,174         5,101,633         5,867,953         6,255,850
                                                    -----------       -----------       -----------       -----------

(LOSS) INCOME BEFORE (BENEFIT)
  PROVISION FOR INCOME TAXES                         (1,066,221)       (4,084,585)       (1,901,459)       (4,009,444)

(BENEFIT) PROVISION FOR
  INCOME TAX EXPENSES                                  (364,025)                           (722,583)           28,550
                                                    -----------       -----------       -----------       -----------

NET (LOSS) INCOME                                   $  (702,196)      $(4,084,585)      $(1,178,876)      $(4,037,994)
                                                    ===========       ===========       ===========       ===========

(LOSS) EARNINGS PER SHARE:
  Basic                                             $     (0.12)      $     (0.94)      $     (0.20)      $     (1.25)
                                                    ===========       ===========       ===========       ===========
  Diluted                                               N/A               N/A               N/A               N/A


See notes to condensed financial statements.

FLORIDA BANKS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY  (UNAUDITED)

------------------------------------------------------------------------------






                                                          PREFERRED STOCK              COMMON STOCK
                                                 ------------------------------  ------------------------
                                                   SHARES           PAR VALUE      SHARES      PAR VALUE
                                                ------------     --------------  ----------   -----------


BALANCE, DECEMBER 31, 1997                                                         1,215,194     $12,152

Comprehensive Income

  Net loss
  Unrealized loss on available for
    sale investment securities, net
    of tax of $7,180

            Comprehensive Income

Issuance of common stock, net                                                      4,100,000      41,000
Exercise of stock options                                                            159,806       1,598
Income tax benefit resulting from
   the exercise of stock options
Issuance of common stock to founders                                                 297,000       2,970
Issuance of units                                                                     80,800         808
Issuance of preferred stock                       60,600            606,000
Redemption of preferred stock                    (60,600)          (606,000)
  Purchase of fractional shares                                                          (44)
                                              ----------           --------      -----------    --------
BALANCE, DECEMBER 31, 1998                                                         5,852,756      58,528

Comprehensive Income:

   Net loss
   Unrealized gain on available for sale
      investment securities, net of tax

       Comprehensive Income


Exercise of stock options                                                              1,000          10
Purchase of treasury stock
                                              ----------           --------      -----------    --------
BALANCE, September 30, 1999
  (UNAUDITED)                                                                      5,853,756     $58,538
                                              ==========           ========       ==========    ========



                                                                WARRANTS     RETAINED
                                             ADDITIONAL       TO ACQUIRE     EARNINGS
                                              PAID-IN           COMMON     (ACCUMULATED       TREASURY
                                              CAPITAL           STOCK        DEFICIT)          STOCK
                                            ------------      ----------   ------------       --------


BALANCE, DECEMBER 31, 1997                  $  5,537,996                   $    759,707

Comprehensive Income

  Net loss                                                                   (4,592,616)
  Unrealized loss on available for
    sale investment securities, net
    of tax of $7,180
                                                                           ------------
            Comprehensive Income                                             (4,592,616)

Issuance of common stock, net                 37,351,948
Exercise of stock options                        238,402
Income tax benefit resulting from
   the exercise of stock options                 118,265
Issuance of common stock to founders           2,155,718
Issuance of units                                807,192         164,832
Issuance of preferred stock
Redemption of preferred stock
  Purchase of fractional shares                     (407)
                                            ------------    ------------   ------------
BALANCE, DECEMBER 31, 1998                    46,209,114         164,832     (3,832,909)

Comprehensive Income:

   Net loss                                                                  (1,178,876)
   Unrealized gain on available for sale
      investment securities, net of tax
                                                                            ------------
       Comprehensive Income

                                                                             (1,178,876)
Exercise of stock options                          9,990
Purchase of treasury stock                                                                 $   (103,751)
                                            ------------    ------------   ------------    ------------
BALANCE, September 30, 1999
  (UNAUDITED)                               $ 46,219,104    $    164,832   $ (5,011,785)   $   (103,751)
                                            ============    ============   ============    ============


















                                             ACCUMULATED
                                                OTHER
                                             INCOME (LOSS),
                                              NET OF TAX          TOTAL
                                            ---------------  -------------

BALANCE, DECEMBER 31, 1997                    $      3,780    $  6,313,635

Comprehensive Income

  Net loss                                                      (4,592,616)
  Unrealized loss on available for
    sale investment securities, net
    of tax of $7,180                               (15,496)        (15,496)
                                              ------------    ------------
            Comprehensive Income                   (15,496)     (4,608,112)

Issuance of common stock, net                                   37,392,948
Exercise of stock options                                          240,000
Income tax benefit resulting from
   the exercise of stock options                                   118,265
Issuance of common stock to founders                             2,158,688
Issuance of units                                                  972,832
Issuance of preferred stock                                        606,000
Redemption of preferred stock                                     (606,000)
  Purchase of fractional shares                                       (407)
                                              ------------    ------------
BALANCE, DECEMBER 31, 1998                         (11,716)     42,587,849

Comprehensive Income:

   Net loss                                                     (1,178,876)
   Unrealized gain on available for sale
      investment securities, net of tax           (469,746)       (469,746)
                                              ------------    ------------
       Comprehensive Income

                                                  (469,746)     (1,648,622)
Exercise of stock options                                           10,000
Purchase of treasury stock                                        (103,751)
                                              ------------    ------------
BALANCE, September 30, 1999
  (UNAUDITED)                                 $   (481,462)   $ 40,845,476
                                              ============    ============





See notes to condensed financial statements

FLORIDA BANKS, INC.

CONDENSED STATEMENTS OF CASH FLOWS  (Unaudited)


                                                                    NINE MONTH PERIOD ENDED
                                                                          SEPTEMBER 30,
                                                                 ----------------------------
                                                                     1999            1998
                                                                 ------------    ------------
OPERATING ACTIVITIES:
  Net loss                                                       $ (1,178,876)   $ (4,037,994)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Noncash compensation and financing cost                                       3,939,054
      Depreciation and amortization                                   216,196         106,384
      Deferred income (benefit) taxes                                (722,583)         28,550
      Gain on sale of securities                                      (31,729)         (8,197)
      Amortization of premiums (discounts) on investments, net         36,938         (45,878)
      Provision for loan losses                                       983,000         107,000
      Increase in accrued interest receivable                        (368,368)       (150,394)
      Increase in accrued interest payable                            121,268           1,443
      Increase in other assets                                        (98,813)        (64,481)
      Increase (decrease) in other liabilities                        350,010        (120,362)
                                                                 ------------    ------------
           Net cash used in operating activities                     (692,957)       (244,875)
                                                                 ------------    ------------
INVESTING ACTIVITIES:
  Proceeds from sales, paydowns and maturities
    of investment securities:
    Available for sale                                             25,083,816       6,325,899
    Other                                                              42,237          28,600
  Purchases of investment securities:
    Available for sale                                            (26,609,764)    (19,364,505)
    Other investments                                                (573,637)         (7,400)
  Net increase in loans                                           (61,780,045)     (7,969,902)
  Cash resulting from merger                                                          163,971
  Purchases of premises and equipment                              (1,080,727)       (275,495)
                                                                 ------------    ------------
           Net cash used in investing activities                  (64,918,120)    (21,098,832)
                                                                 ------------    ------------

FINANCING ACTIVITIES:
  Net increase in demand deposits,
    money market accounts and savings accounts                     22,359,376       1,523,651
  Net increase in time deposits                                    33,851,497         206,865
  Decrease in repurchase agreements                                (1,343,898)     (2,515,867)
  Increase (decrease) in other borrowed funds                       2,370,077      (1,798,411)
  Exercise of stock options                                            10,000         240,000
  Purchase of Treasury Stock                                         (103,751)
  Proceeds from Initial Public Offering                                            38,129,551
  Proceeds from sale of units                                                           3,778
  Offering costs                                                                     (737,008)
  Payment of note payable                                                            (250,000)
                                                                 ------------    ------------
           Net cash provided by financing activities               57,143,301      34,802,559
                                                                 ------------    ------------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                             (8,467,776)     13,458,852

CASH AND CASH EQUIVALENTS:

  Beginning of period                                              20,945,139      13,033,211
                                                                 ------------    ------------
  End of period                                                  $ 12,477,363    $ 26,492,063
                                                                 ============    ============

SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:
    Cash paid for interest                                       $  3,152,231    $  1,788,501
                                                                 ============    ============

See notes to condensed financial statements.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------


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

      The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements. These unaudited condensed financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results of the interim periods have been made. Results of operations for the nine month period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

      The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

2.    NON-RECURRING EXPENSES

      The Company incurred a non-recurring non-cash charge of $3,939,054 related to the February 3, 1998 sale of common stock and warrants included in the Units sold to foreign investors and the February 11, 1998 sale of the 297,000 shares of common stock to 14 officers, directors, and consultants. The Company recorded such non-cash compensation expense and financing costs measured as the difference between the fair value of common stock, based upon the initial public offering price of $10.00 per share, and the sale price or allocated proceeds of $.01 per share. This non-cash charge was recorded with a corresponding increase in additional paid-in capital and therefore had no effect on the Company's total shareholders' equity or book value.

3.    SHAREHOLDERS' EQUITY

      On February 3, 1998, the Company sold 101 Units to accredited foreign investors. Each Unit was comprised of (i) 600 shares of Series A Preferred Stock, (ii) 800 shares of Common Stock, and (iii) Warrants to purchase 800 shares of Common Stock at the initial public offering price, at the price of $6,008 per Unit. The net proceeds to the Company from this private placement was approximately $600,000. The Series A Preferred Stock was valued at its redemption value of $606,000. The Company redeemed the Series A Preferred Stock at a redemption price of $10.00 per share using a portion of the proceeds from the initial public offering. The Company recorded a non-recurring non-

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
SEPTEMBER 30, AND 1998 (UNAUDITED)  (CONTINUED)
--------------------------------------------------------------------------------

      cash charge of $972,000 relating to the issuance of the Common Stock and Warrants, with a corresponding increase to shareholders' equity. Financing costs relating to the Common Stock have been measured as the difference between the fair value of the Common Stock, based on the initial public offering price of $10.00 per share, and the allocated proceeds of $.01 per share. The Warrants have been valued at an aggregate price of $164,832 or $2.04 per share, as determined by an independent appraisal. The proceeds from the issuance of such Units provided funding for the Company's development stage operations.

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

      On September 30, 1999, the Company repurchased 15,000 shares of its common stock at $6.9167 per share. This repurchase has been accounted for under the cost method and is reflected as a reduction of captial in the equity section of the balance sheet.

4.    EARNINGS PER SHARE

      The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per common share.

                                        THREE MONTH PERIOD ENDED        NINE MONTH PERIOD ENDED
                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                         ------------------------      ------------------------
                                           1999           1998           1999           1998
                                         ---------      ---------      ---------      ---------
Weighted average number of common
  shares outstanding - Basic             5,853,593      1,272,013      5,853,324      1,243,604

Incremental shares from the assumed
  conversion of stock options                   --         87,519             --        111,663
                                         ---------      ---------      ---------      ---------

Total - Diluted                          5,853,593      1,359,532      5,853,324      1,355,267
                                         =========      =========      =========      =========



      The incremental shares from the assumed conversion of stock options were determined using the treasury stock method under which the assumed proceeds were equal to (1) the amount that the Bank would receive upon the exercise of the options plus (2) the amount of tax benefit that would be credited to additional paid-in capital assuming exercise of the options. The assumed proceeds are used to purchase outstanding common shares at an assumed fair value equal to the Bank's average book value per common share for September of 1998 as the Bank's stock was not actively traded and limited trades during the third quarter of 1998 indicated that book value was a reasonable estimate of fair value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

The Company's net income for the third quarter of 1999 decreased $3.4 million to a net loss of $(702,000) for the three month period ending September 30, 1999, from a net loss of $(4.1) million for the three month period ended September 30, 1998. Basic earnings per share for the third quarter of 1999 was a loss of $(.12) compared to basic earnings per share of $(.94) for the third quarter of 1998. Included in the loss of $(4.1) million for the third quarter of 1998 were non-recurring compensation and financing expenses of $3.9 million or $(.91) per share. These expenses were related to the February 3, 1998 sale of common stock and warrants included in the units sold to foreign investors and the February 11, 1998 sale of the 297,000 shares of common stock to 14 officers, directors and consultants. The Company recorded such non-cash compensation expense and financing costs measured as the difference between the fair value of common stock, based upon the initial public offering price of $10.00 per share, and the sale price or allocated proceeds of $.01 per share. These non-cash charges were recorded with a corresponding increase in additional paid in capital and therefore had no effect on the Company's total shareholders' equity or book value.

The increase in net interest income of $782,000, or 87.8%, to $1.7 million for the third quarter of 1999 compared to $890,000 for the third quarter in 1998, consists of an increase in interest income of $1.5 million, or 100.5%, partially offset by an increase in interest expense of $723,000, or 119.2%. The increase in interest income of $1.5 million in the third quarter of 1999 is primarily attributable to an increase of $1.4 million in interest on loans resulting from loan growth and an increase of $82,000 in interest on investment securities, federal funds sold and repurchase agreements. The increase in interest expense is primarily attributable to an increase in the volume of interest bearing deposits.

The provision for loan losses charged to operations increased $641,000 to $718,000 for the third quarter of 1999 from $77,000 in the third quarter of 1998. This increase represents the additional reserves resulting from new loan growth.

Noninterest income decreased 25.8% or $53,000 to $151,000 for the three months ended September 30, 1999, from $204,000 for the three months ended September 30, 1998. The decrease in non interest income primarily resulted from a decrease of $80,000 in the gain on sale of loans for the third quarter of 1999 compared to the third quarter of 1998. The Company no longer originates certain SBA guaranteed loans for sale in the secondary market.

Noninterest expense decreased 57.4% or $2.9 million to $2.2 million for the three month period ended September 30, 1999, compared to $5.1 million for the three month period ended September 30, 1998. The decrease in noninterest expense resulted from a decrease in salaries and benefits expenses and other operating expenses which were partially offset by increases in occupancy and equipment expenses and data processing expense. Salaries and benefits expenses decreased $2.2 million to $1.5 million for the third quarter of 1999 compared to $3.7 million for the third quarter of 1998. This decrease in salary and benefits expense resulted primarily from non-recurring, non-cash compensation expense of $3.0 million related to the sale of common stock to 14 officers, directors and consultants occurring in the third quarter of 1998, which was partially offset by normal salary increases and the additional staff associated with the opening of the Alachua County, Broward County, and Pinellas County banking offices and the staff for the holding company. Also included in salaries and benefits expense for the third quarter of 1998 are non-recurring expenses of $99,000 associated with the relocation of executive officers of the Company.

The increase in occupancy and equipment expense of $100,000, or 71.9%, resulted from the relocation of the corporate offices and Jacksonville banking office to their permanent locations; startup costs and lease expense for the Alachua, Pinellas, and Broward county offices; and from additional depreciation and maintenance expenses resulting from the purchase of additional computer equipment and furniture. Data processing expenses increased $29,000 or 95.5% to $60,000 for the three months ended September 30, 1999, as compared to $31,000 for the same period in 1998. This increase resulted from the conversion and implementation of several new products and the additional processing expenses associated with the growth in loans and deposits and the opening of the additional offices. Other expenses decreased $873,000, to $364,000 for the third quarter of 1999 compared to $1.2 million for the third quarter of 1998. This decrease resulted primarily from non-recurring expenses of $1.0 million, incurred in the third quarter of 1998 relating to the Company's initial public offering.



A benefit for income taxes of $364,000 was recognized for the three-month period ended September 30, 1999 as compared to a benefit for income taxes of $0 for the same period ended September 30, 1998. The benefit for income taxes of $364,000 for the third quarter of 1999 represents an estimated effective annual tax rate of 34%. The loss of $(4.1) million for the three months ended September 30, 1998 includes non-cash expenses of $(3.9) which are not deductible for income taxes purposes. As such, no benefit for income taxes is recognized for this period.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

The Company's net income for the nine months ended September 30, 1999, decreased $2.9 million to a net loss of $(1.2) million for the nine month period ending September 30,1999, from a net loss of $(4.0) million for the nine month period ended September 30, 1998. Basic loss per share for the nine months ended September 30, 1999, was a loss $(.20) compared to basic loss per share of $(1.25) for the nine months ended September 30, 1998. Included in the loss of $(4.0) million for the nine months ended September 30, 1998, were non-recurring compensation and financing expenses of $3.9 million or $(.91) per share. These expenses were related to the February 3, 1998 sale of common stock and warrants included in the units sold to foreign investors and the February 11, 1998 sale of the 297,000 shares of common stock to 14 officers, directors and consultants. The Company recorded such non-cash compensation expense and financing costs measured as the difference between the fair value of common stock, based upon the initial public offering price of $10.00 per share, and the sale price or allocated proceeds of $.01 per share. These non-cash charges were recorded with a corresponding increase in additional paid in capital and therefore had no effect on the Company's total shareholders' equity or book value.

The increase in net interest income of $2.6 million, or 140.7%, for the nine months ending September 30, 1999, compared to the same period in 1998, consists of an increase in interest income of $4.1 million, or 112.5%, and an increase in interest expense of $1.5 million, or 82.9%. The increase in interest income for the first nine months of 1999 is primarily attributable to an increase of $3.4 million in interest on loans, an increase of $456,000 in interest on investments, and an increase of $303,000 in interest in federal funds sold and repurchase agreements. The increase in interest income is attributable to an increase in loans outstanding and the increase in investments and federal funds and repurchase agreements results from the investment of a portion of the net proceeds of the public offering. The increase in interest expense is attributable to an increase in the volume of interest bearing deposits and repurchase agreements sold which was partially offset by a decrease in the interest expense of borrowed funds.

The provision for loan losses charged to operations increased $876,000 to $983,000 for the period ended September 30, 1999, from $107,000 for the same period in 1998. This increase represents the additional reserves resulting from new loan growth.

Non interest income decreased $51,000 or 10.8% to $421,000 for the nine month period ended September 30, 1999 from $472,000 for the same period in 1998. The decrease in non interest income resulted from a decrease in the gain on sale of loans of $100,000 which was partially offset by an increase of $33,000 in the service fees, an increase of $24,000 in the gain on sale of securities and a decrease of $7,000 in other noninterest income. Increases in service fees resulted from an increase in the volume of deposit accounts and the associated service charges. The decrease in the gain on sale of loans reflects a reduction in SBA loan sales and the reduction in other non interest income resulted from the waiving of certain fees for new deposit relationships.

Non interest expense decreased $388,000 to $5.9 million for the nine month period ended September 30, 1999, compared to $6.3 million for the nine month period ended September 30, 1998. The decrease in non interest expense resulted primarily from decreases in salaries and benefits expenses and other expenses which was partially offset by increases in occupancy and equipment expenses and data processing expenses. Salaries and benefits expenses decreased $415,000 to $3.9 million for the nine months ending September 30, 1999, compared to $4.3 million for the same period in 1998. This decrease resulted from non-recurring, non-cash compensation expense of $3.0 million related to the sale of common stock to 14 officers, directors and consultants occurring in the third quarter of 1998, which was partially offset by normal salary increases and the additional staff associated with the opening of the Alachua County, Broward County, and Pinellas County banking offices and the staff for the holding company. Also included in salaries and benefits expense for the third quarter of 1998 are non-recurring expenses of $99,000 associated with the relocation of executive officers of the Company.

The increase in occupancy and equipment expense of $284,000, or 93.6%, resulted from the relocation of the corporate offices and Jacksonville banking office; startup costs and lease expense for the Alachua, Pinellas, and Broward county offices; and from additional depreciation and maintenance expenses resulting from the purchase of additional computer equipment and furniture. Data processing expenses increased $71,000 or 89.5% to $151,000 for the nine months ended September 30, 1999 as compared to $80,000 for the same period in 1998. This increase resulted from the conversion and implementation of several new products and the additional processing expenses associated with the growth in loans and deposits and the additional offices. Other expenses decreased $328,000, to $1.2 million for the nine months ended September 30, 1999 compared to $1.5 million for the same period in 1998. This decrease resulted primarily from non-recurring expenses relating to the Company's initial public offering which were partially offset by the expenses associated with the opening of the Alachua, Broward and Pinellas banking offices; and legal, and other professional fees.

A benefit for income taxes of $723,000 was recognized for the nine month period ended September 30, 1999 as compared to a provision for income taxes of $29,000 for the same period ended September 30, 1998. The benefit for income taxes of $723,000 for the period ended September 30, 1999 represents an estimated effective annual tax rate of 38%. The provision for income taxes of $29,000 for the same period in 1998 reflects the estimated income taxes net of non-cash non-deductible expenses.

FINANCIAL CONDITION

Total assets at September 30, 1999, were $169.5 million, an increase of $56.0 million or 49.3%, from $113.6 million at December 31, 1998. The increase in total assets primarily resulted from the increase in loans outstanding which was partially offset by a decrease in federal funds sold and repurchase agreements.

Total loans increased by 90.7% or $61.1 million to $128.4 million at September 30, 1999, from $67.3 million at December 31, 1998. The increase in loans was partially funded by a decrease in federal funds sold and repurchase agreements which decreased 67.5% or $11.2 to $5.4 million at September 30, 1999 from $16.7 million at December 31, 1998.

The allowance for loan losses increased $410,000 or 38.2% to $1.5 million at September 30, 1999, from $1.1 million at December 31, 1998. The increase resulted from recoveries of previously charged-off loans of $14,000, and additional provisions of $983,000, offset by $587,000 in charge-offs. The charge-offs of $587,000 included a previously reserved for impaired loan in the amount of $575,000 charged against the allowance for loans losses, and $12,000 in non-performing credit card debts. The allowance for loan losses as a percent of total loans decreased to 1.16% at September 30, 1999 from 1.60% at December 31, 1998.

Management believes that such allowance for loan losses is sufficient to cover estimated losses in the Bank's loan portfolio.

Deposits increased $56.2 million, or 87.0%, to $120.8 million at September 30, 1999, from $64.6 million at December 31, 1998. The increase in total deposits resulted from an increase of $7.8 million or 66.3% in non interest deposits, an increase of $2.0 million or 52.2% in interest bearing demand, an increase of $309,000 or 23.0% in money market deposits, an increase of $12.2 million or 67.9% in savings deposits, and an increase $33.9 million or 114.3% in total time deposits. Time deposits often fluctuate in response to interest rate changes and can vary rather significantly on a quarterly basis. The increase in demand, interest bearing demand, savings and money market deposits reflects the growth in new accounts primarily resulting from the opening of additional banking offices.

Shareholders' equity decreased by $1.7 million to $40.8 million at September 30, 1999, from $42.6 million at December 31, 1998. This decrease is primarily the result of operating losses from the startup expenses of the Company and the opening of the new banking offices and the repurchase of Company shares totaling $104,000.

Non-accrual loans decreased to $217,000 at September 30, 1999, compared to $725,000 at December 31, 1998. The decrease is the result of a pay-down of the guaranteed portion on a SBA guaranteed loan and the charge-off of the impaired loan in the amount of $575,000.

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

LIQUIDITY AND SOURCES OF CAPITAL

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 1999 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $12.5 million, representing 7.4% of total assets and investment securities amounted to $22.7 million, representing 13.4% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities are also a source of liquidity. For the nine-month period ended September 30, 1999, total deposits increased from $64.6 million at December 31, 1998 to $120.8 million, representing an increase of 87.0%. There can be no assurance that the Company will be able to maintain this level of growth. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity.

The table below illustrates the Bank's regulatory capital ratios at September 30, 1999:

                                                                      Minimum
                                              September 30,          regulatory
      Bank                                       1999                requirement
      ----                                    -------------          -----------

      Tier 1 capital ratio                       11.96%                 4.00%
                                                 =====                  ====

      Total risk-based capital ratio             12.98%                 8.00%
                                                 =====                  ====

      Leverage ratio                             11.80%                 3.00%
                                                 =====                  ====



YEAR 2000 COMPLIANCE DISCLOSURE

As the year 2000 ("Year 2000") approaches, an important business issue has emerged regarding existing application software programs and operating systems. Many existing application software products, including the Bank's, were designed to accommodate a two-digit year. For example, "98" is stored on the system and represents 1998 and "00" represents 1900. The Bank primarily utilizes M&I Data Services, Inc. ("M&I"), a third-party vendor, to provide its primary banking applications, including core processing systems. In addition, the Bank also uses M&I's software for certain ancillary computer applications. M&I has committed substantial resources in the process of modifying, upgrading or replacing its computer applications to ensure timely Year 2000 compliance. M&I has notified the Bank that it has successfully completed the conversion of its banking systems to a Year 2000-ready platform. Prior to the actual conversion, both the Bank and M&I conducted comprehensive awareness, assessment, renovation, and testing phases as part of their respective Year 2000 projects. Each of these phases helped both organizations ensure that that they understood the scope of the year 2000 impact on their day-to-day business. In August 1998, M&I Data Services' Year 2000 Outsourcing Solution, the Bank's core processing systems, was certified as compliant by the Information Technology of America (ITAA). ITAA 2000 is the banking industry's century date change certification program. The program examines processes and methods used by companies to perform their Year 2000 software conversion. M&I Data Services has provided all upgrades, modifications and systems enhancements to the Bank in accordance with its data processing agreement and without additional costs to the Bank.

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

An area of concern by the Company, the Office of the Comptroller of the Currency, the Bank's primary regulator, and the Administrator of National Banks is the effect of Year 2000 issues on its deposit and loan customers. Failure to address Year 2000 related issues could have significant impact on the ability of certain customers of the Bank to continue operations. The Bank's loan portfolio could be negatively impacted if customers are unable to honor loan agreements and defaults occur as a result of failure to address Year 2000 issues. In February of 1998, the Bank conducted a review of all loan relationships in excess of $25,000 to determine the potential effect of Year 2000 issues on the customer's systems. The primary focus of this review was a determination of the readiness of the customer to address Year 2000 problems and the effect of such readiness on the customer's ability to repay loans. Management identified a small number of customers which could be potentially affected by Year 2000 issues, and has addressed the Bank's concern with these customers. Based on continuing monitoring of these customer relationships, the Company does not anticipate any material problems associated with these customers. In addition, the Bank now reviews Year

2000 related issues, as part of its normal underwriting criteria and loan approval process. The Bank also includes Year 2000 compliance requirements and covenants requiring compliance within its standard loan agreements. Although the Company and Bank have taken extensive steps to address Year 2000 customer related issues, there can be no assurance that these customers will be Year 2000 compliant. Failure of certain customers to adequately address these issues could result in loan defaults which would negatively impact the Company's earnings.

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

         None.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.  The following exhibits are filed with this Report.

              Exhibit No.           Description
              -----------           -----------

              27.1                  Financial Data Schedule (for SEC use only)

         (b)  Reports on Form 8-K.  Stock Repurchase Program, Filed September
                                    24, 1999 Regisration No. 000-24683

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Florida Banks, Inc.


Date:    November 15, 1999        By:  /s/ Charles E. Hughes, Jr.
                                       -----------------------------------------
                                       Charles E. Hughes, Jr.
                                       President and Chief Executive Officer


Date:    November 15, 1999        By:  /s/ T. Edwin Stinson, Jr.
                                       -----------------------------------------
                                       T. Edwin Stinson, Jr.
                                       Chief Financial Officer