Form 10-K
period 1999-12-31
FLORIDA BANKS INC
filed 2000-03-30
CIK 1058802

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-K

                              ---------------------

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1999

                         ------------------------------

                           Commission File No. 0-24683

                               FLORIDA BANKS, INC.
                              A Florida Corporation
                  (IRS Employer Identification No. 58-2364573)
                                5210 Belfort Road
                             Suite 310, Concourse II
                           Jacksonville, Florida 32256
                                 (904) 332-7770

                 Securities Registered Pursuant to Section 12(b)
                     of the Securities Exchange Act of 1934:

                                      None

                 Securities Registered Pursuant to Section 12(g)
                     of the Securities Exchange Act of 1934:

                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (5,052,554 shares) on March 24, 2000 was approximately $29,052,186 based on the closing price of the registrant's common stock as reported on the Nasdaq National Market on March 24, 2000. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock, as of March 24, 2000: 5,642,643 shares of $.01 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders scheduled to be held on May 15, 2000 are incorporated by reference in response to Part III of this Report.

                                     PART I

Item 1.  Business.
------   --------

General

         Florida Banks, Inc. (the "Company") was formed to create a statewide community banking system focusing on the largest and fastest growing markets in Florida. The Company operates through its wholly owned banking subsidiary, Florida Bank, N.A. (the "Bank"). The Company currently operates community banking offices in the Tampa, Jacksonville, Alachua County (Gainesville), Broward County (Ft. Lauderdale) and Pinellas County (St Petersburg - Clearwater) markets and recently announced it plan to expand to the Ocala/Marion County area. Future business plans include entry into the markets of Orlando and the Palm Beaches (collectively, the "Identified Markets"). As opportunities arise, the Company may also expand into other Florida market areas with demographic characteristics similar to the Identified Markets. Within each of the Identified Markets, the Company expects to offer a broad range of traditional banking products and services, focusing primarily on small and medium-sized businesses. See "--Strategy of the Company--Market Expansion" and "--Products and Services."

         The Company has a community banking approach that emphasizes responsive and personalized service to its customers. Management's expansion strategy includes attracting strong local management teams who have significant banking experience, strong community contacts and strong business development potential in the Identified Markets. Once local management teams are identified, the Company intends to establish community banking offices in each of the remaining Identified Markets. Each management team will operate one or more community banking offices within its particular market area, will have a high degree of local decision-making authority and will operate in a manner that provides responsive, personalized services similar to an independent community bank. The Company maintains centralized credit policies and procedures as well as centralized back office functions from its operations center in Tampa to support the community banking offices. Upon the Company's entry into a new market area, it undertakes a marketing campaign utilizing an officer calling program and community-based promotions. In addition, management is compensated based on profitability, growth and loan production goals, and each market area is supported by a local board of advisory directors, which is provided with financial incentives to assist in the development of banking relationships throughout the community. See "--Model `Local Community Bank.'"

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

         The community banking offices within each market area are supported by centralized back office operations. From the Company's main offices located in Jacksonville and its operations center in Tampa, the Company provides a variety of support services to each of the community banking offices, including back office operations, investment portfolio management, credit administration and review, human resources, compliance, internal audit, administration, training and strategic planning. Core processing, check clearing and other similar functions are currently outsourced to major vendors. As a result, these operating strategies enable the Company to achieve cost efficiencies and to maintain consistency in policies and procedures and allow the local management teams to concentrate on developing and enhancing customer relationships.

         The Company expects to establish community banking offices in new market areas, primarily through the de novo branching of the Bank. Management will also, however, evaluate opportunities for strategic acquisitions of financial institutions in markets that are consistent with its business plan.

Strategy of the Company

         General

         The Company's business strategy is to create a statewide community banking system in Florida. The major elements of this strategy are to:

o Establish community banking offices in additional markets including the remaining Identified Markets as soon as local management teams are identified;

o          Establish   community   banking   offices  with  locally   responsive
           management teams emphasizing a high level of personalized customer service;

o Target small and medium-sized business customers that require the attention and service which a community-oriented bank is well suited to provide;

o          Provide a broad array of traditional banking products and services;

o Provide non-traditional products and services through strategic partnerships with third party vendors

o Utilize technology to provide a higher level of customer service and enhance deposit growth.

o Maintain centralized support functions, including back office operations, credit policies and procedures, investment portfolio management, administration, compliance, internal audit, human resources and training, to maximize operating efficiencies and facilitate responsiveness to customers; and

o Outsource core processing and back room operations to increase efficiencies.

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

         Prior to expanding into a new market area, management of the Company first identifies an individual who will serve as the president of that particular market area, as well as those individuals who will serve on the local board of directors. The Company believes that a management team that is familiar with the needs of its community can provide higher quality personalized service to their customers. The local management teams have a significant amount of decision-making authority and are accessible to their customers. As a result of the consolidation trend in Florida, management of the Company believes there are significant opportunities to attract experienced bank managers who would like to join an institution promoting a community banking concept.

         Within each market area, the community banking offices have a local board of directors that are comprised of prominent members of the community, including business leaders and professionals. It is anticipated that certain members of the local boards may serve as members of the Board of Directors of the Bank and of the Company. These directors act as representatives of the Bank within the community and are expected to promote the business development of each community banking office.

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

         The community banking office established in a market will typically have the following banking personnel: a President, a Senior Lender, an Associate Lending Officer, a Credit Analyst, a Branch/Operations Manager and an appropriate number of financial service managers and tellers. The number of financial service managers and tellers necessary will be dependent upon the volume of business generated by that particular community banking office. Each community banking office will also be staffed with enough administrative assistants to assist the officers effectively in their duties and to enable them to market products and services actively outside of the office.

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

         Management has and will continue to offer salaries to the lending officers that are competitive with other financial institutions in each market area. The salaries of the lending officers are comprised of base compensation plus an incentive payment structure that is based upon the achievement of certain loan production goals. Those goals will be reevaluated on a semi-annual basis and paid annually as a percentage of base salary. Management of the Company believes that such a compensation structure provides greater motivation for participating officers.

         The community banking offices are located in commercial areas in each market where the local management team determines there is the greatest potential to reach the maximum number of small and medium-sized businesses. It is expected that these community banking offices will develop in the areas surrounding office complexes and other commercial areas, but not necessarily in a market's downtown area. Such determinations will depend upon the customer demographics of a particular market area and the accessibility of a particular location to its customers. Management of the Company expects to lease facilities of approximately 4,000 to 6,000 square feet at market rates for each community banking office. The Company is currently leasing its facilities in the Tampa, Jacksonville, Gainesville, Ft. Lauderdale and St. Petersburg-Clearwater markets and expects to lease its facility in the Ocala/Marion County market. To better serve the Alachua County (Gainesville) market, future plans are to build and own a free-standing office with traditional drive-in and lobby banking facilities. The Company plans to continue to lease facilities in the other Identified Markets to avoid investing significant amounts of capital in property and facilities.

         Loan Production Offices

         In order to achieve its expansion strategy in a timely manner, the Company may establish loan production offices ("LPO") as a prelude to establishing full service community banking offices in the remaining Identified Markets and other locations. Loan production offices would provide the same lending products and services to the local market as the community banking office with substantially less overhead expense. These offices would typically be staffed with the President, Senior Lender and one administrative assistant.

         By opening loan production offices, the Company can begin to generate loans during the period it is preparing to open and staff the banking office and reduce the overall cost of expansion into a new market. The same philosophy of marketing, growth, customer service and incentive based compensation would be followed in a loan production office. These offices would also establish local boards which would be responsible for promoting the growth of the office.

         The Company's first loan production office will be established in the Ocala/Marion County market. The local President and Senior Lender have been employed and the office is expected to open early in the second quarter of this year. The Company expects to open a full service community banking office prior to year end 2000.

         Market Expansion

         The Company intends to expand into the largest and fastest growing communities in Florida as well as other markets within the state which offer strategic opportunities. In order to achieve its expansion strategy, the Company intends to establish community banking offices through the de novo branching of the Bank. The Company may, however, accomplish its expansion strategy by acquiring existing banks if an opportunity for such an acquisition becomes available. Once the Company has assembled a local management team and local advisory board of directors for a particular market area, the Company intends to establish a community banking office in that market either through the opening of an LPO or a full service bank. The Company has established community banking offices in the Tampa, Jacksonville Alachua County (Gainesville), Broward County (Ft. Lauderdale) and Pinellas County (St. Petersburg - Clearwater) markets. In addition, the Company has recently employed a local management team for the Ocala/Marion County market. The Company is in the process of establishing a loan production office in this market followed by the opening of a full service bank. The other markets into which the Company presently intends to expand are Orlando and the greater Palm Beach area. Management has identified these markets as providing the most favorable opportunities for growth and intends to establish
community   banking  offices  within  these  markets  as  soon  as  practicable.
Management is also considering expansion into other selected Florida metropolitan areas.

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

         Products and Services

         The Company currently offers a broad array of traditional banking products and services to its customers through the Bank. The Bank currently provides products and services that are substantially similar to those set forth below. For additional information with respect to the Bank's current operations, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Loans. The Bank offers a wide range of short to long-term commercial and consumer loans. As of December 31, 1999, the Bank has established an internal limit for loans of up to $5,000,000 to any one borrower.

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

         Deposits. The Bank offers a broad range of interest-bearing and non-interest-bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular and premium rate interest-bearing savings accounts and certificates of deposit with a range of maturity date options. The primary sources of deposits are small and medium-sized businesses and individuals. In each identified market, senior management has the authority to set rates within specified parameters in order to remain competitive with other financial institutions located in the identified market. In additional to deposits within the local markets, the Bank utilizes brokered certificates of deposits to supplement its funding needs. Brokered CDs are sold by various investment firms which are paid a fee by the Bank for placing the deposit. Generally, the cost of brokered deposits is slightly higher that the cost of the same deposit in one of the local markets. All deposits are insured by the FDIC up to the maximum amount permitted by law. In addition, the Bank has implemented a service charge fee schedule, which is competitive with other financial institutions in the community banking offices' market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar fees.

         Specialized Consumer Services. The Bank offers specialized products and services to its customers, such as lock boxes, traveler's checks and safe deposit services.

         Courier Services. The Bank offers courier services to its customers. Courier services, which the Bank may either provide directly or through a third party, permit the Bank to provide the convenience and personalized service its customers require by scheduling pick-ups of deposits. The Bank currently offers courier services only to its business customers. The Bank has received regulatory approval for and is currently offering courier services in all of its existing markets and expects to apply for approval in other market areas.

         Telephone Banking. The Bank believes that there is a need within its market niche for consumer and commercial telephone banking. These services allow customers to access detailed account information, via a toll free number 24 hours a day. Management believes that telephone banking services assist their community banking offices in retaining customers and also encourages its customers to maintain their total banking relationships with the community banking offices. This service is provided through the Bank's third-party provider.

         Internet Banking. In the fourth quarter of 1999, the Bank began offering its "DirectNet" Internet banking product. This service allows customers to access detailed account information, execute transactions, download account information, and pay bills electronically. Management believes that this service is particularly attractive for its commercial customers since most transactions can be handled over the Internet rather than over the phone or in person. In addition, DirectNet offers the opportunity of opening deposit accounts both within and outside of the local markets. The Bank intends to expand its Internet banking services in the future to offer additional bank services as well as non-traditional products and services. The DirectNet banking service is provided by the Bank's third-party data processor.

         ACH EFT Services The Bank offers various Automated Clearing House and Electronic Funds Transfer services to its commercial customers. These services include payroll direct deposits, payroll tax payments, electronic payments and other funds transfers. The services are customized to meet the needs of the customer and offer an economical alternative to paper checks and drafts.

         Automatic Teller Machines ("ATMs"). Presently, management does not expect to establish an ATM network although certain banking offices may provide one or more ATMs in the local market. As an alternative, management has made other financial institutions' ATMs available to its customers and offers customers up to ten free ATM transactions per month.

         Other Products and Services. The Bank intends to evaluate other services such as trust services, brokerage and investment services, insurance, and other permissible activities. Management expects to introduce these services in the future as they become economically viable.

         Operations of the Holding Company

         From its main offices in Jacksonville and its operations center in Tampa, the Company provides a variety of support services for each of the community banking offices. These services include back office operations, investment portfolio management, credit administration and review, human resources, training and strategic planning.

         The Company uses the Bank's facilities for its data processing, operational and back office support activities. The community banking offices utilize the operational support provided by the Bank to perform account processing, loan accounting, loan support, network administration and other functions. The Bank has developed extensive procedures for many aspects of its operations, including operating procedure manuals and audit and compliance procedures. Management believes that the Bank's existing operations and support management are capable of providing continuing operational support for all of the community banking offices.

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

         The Bank's asset/liability mix is monitored on a daily basis, with monthly reports presented to the Bank's Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings. See "Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations--Financial Condition--Interest Rate Sensitivity and Liquidity Management."

Competition

         Competition among financial institutions in Florida and the markets into which the Company may expand is intense. The Company and the Bank compete with other bank holding companies, state and national commercial banks, savings and loan associations, consumer finance companies, credit unions, securities brokerages, insurance companies, mortgage banking companies, money market mutual funds, asset-based non-bank lenders and other financial institutions. Many of these competitors have substantially greater resources and lending limits, larger branch networks, and are able to offer a broader range of products and services than the Company and the Bank.

         Various legislative actions in recent years have led to increased competition among financial institutions. As a result of such actions, most barriers to entry to the Florida market by out-of-state financial institutions have been eliminated. Recent legislative and regulatory changes and technological advances have enabled customers to conduct banking activities without regard to geographic barriers through computer and telephone-based banking and similar services. The enactment of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and other laws and regulations affecting interstate bank expansion, financial institutions located outside of the State of Florida may now more easily enter the markets currently and proposed to be served by the Company and the Bank. In addition, the recently passed Gramm-Leach-Bliley Act repeals certain sections of the Glass-Steagall Act and amends sections of the Bank Holding Company Act. See "---Supervision and Regulation". Although final regulations have not been promulgated, the future effect of these changes in regulations could be far ranging in their impact on traditional banking activities. Mergers, partnerships and acquisitions between banks and other financial and service companies could dramatically effect competition within the Bank's markets.

         There can be no assurance that the United States Congress, the Florida Legislature or the applicable bank regulatory agencies will not enact legislation or promulgate rules that may further increase competitive pressures on the Company. The Company's failure to compete effectively for deposit, loan and other banking customers in its market areas could have a material adverse effect on the Company's business, future prospects, financial condition or results of operations. See "--Strategy of the Company--Market Expansion."

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

Employees

         The Company presently employs ten persons on a full-time basis and one person on a part-time basis. The Company will hire additional persons as needed to support its growth.

         The Bank presently employs 69 persons on a full-time basis and 6 persons on a part-time basis, including 32 officers. The Bank will hire additional persons as needed, including additional tellers and financial service representatives.

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

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the Company and any other bank holding company located in Florida is able to acquire a bank located in any other state, and a bank holding company located outside Florida can acquire any Florida-based bank, in either case subject to certain other restrictions. In addition, adequately capitalized and managed bank holding companies may consolidate their multi-state bank operations into a single bank subsidiary and may branch interstate through acquisitions unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory. De novo branching by an out-of-state bank is lawful only if it is expressly permitted by the laws of the host state. Entry into Florida is permitted only by acquisition of existing banks. The authority of a bank to establish and operate branches within a state remains subject to applicable state branching laws.

         Until March of 2000, a bank holding company was generally prohibited from acquiring control of any company which was not a bank and from engaging in any business other than the business of banking or managing and controlling banks. In April 1997, the Federal Reserve Board revised and expanded the list of permissible non-banking activities in which a bank holding company could engage, however limitations continued to exist under certain laws and regulations. The recently passed Gramm-Leach-Bliley Act repeals certain regulations pertaining to Bank Holding Companies and eliminates many of the previous prohibitions.
Specifically, Title I of the Gramm-Leach-Bliley Act repeals sections 20 and 32 of the Glass-Steagall Act (12 U.S.C. ss.ss. 377 and 78, respectively) and is intended to facilitate affiliations among banks, securities firms, insurance firms, and other financial companies. To further this goal, the Gramm-Leach-Bliley Act amends section 4 of the Bank Holding Company Act (12 U.S.C.ss. 1843) ("BHC Act") to authorize bank holding companies and foreign banks that qualify as "financial holding companies" to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. The activities of bank holding companies that are not financial holding companies would continue to be limited to activities authorized currently under the BHC Act, such as activities -that the Federal Reserve Board previously has determined in regulations and orders issued under section 4(c)(8) of the BHC Act to be closely related to banking and permissible for bank holding companies.

         The Gramm-Leach-Bliley Act defines a financial holding company as a bank holding company that meets certain eligibility requirements. In order for a bank holding company to become a financial holding company and be eligible to engage in the new activities authorized under the Gramm-Leach-Bliley Act, the Act requires that all depository institutions controlled by the bank holding company be well capitalized and well managed.

         To become a financial holding company, the Gramm-Leach-Bliley Act requires a bank holding company to submit to the Federal Reserve Board a declaration that the company elects to be a financial holding company and a certification that all of the depository institutions controlled by the company are well capitalized and well managed. The Act also provides that a Bank holding company's election to become a financial holding company will not be effective if the Board finds that, as of the date the company submits its election to the Board, not all of the insured depository institutions controlled by the company have achieved at least a "satisfactory" rating at the most recent examination of the institution under the Community Reinvestment Act (12 U.S.C.ss. 2903 et seq.)

         The Gramm-Leach-Bliley Act grants the Federal Reserve Board discretion to impose imitations on the conduct or activities of any financial holding company that controls a depository institution that does not remain both well capitalized and well managed following the company's elections to be a financial holding company.

         As of the date of this report the Federal Reserve Board has issued interim rules relating to the Gramm-Leach-Bliley Act which may be amended prior to final adoption. Final rules by the Federal Reserve Board and the Office of the Comptroller of the Currency could substantially affect the Company's future business strategies, including its products and services. When final rules are promulgated, the Company plans to submit the necessary documentation to become a Financial Holding Company. The Company currently meets the requirements of the interim rules, however there is no assurance that it will meet the requirements of the final rules or will continue to meet these requirements on an ongoing basis.

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

         Both the  Company  and the  Bank  are  subject  to  regulatory  capital requirements imposed by the Federal Reserve Board and the OCC. The Federal Reserve Board and the OCC have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The OCC's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar) provide that banking organizations must have capital equivalent to at least 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the risk of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages, provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. Both the Federal Reserve Board and the OCC have also implemented new minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of at least 3% "Tier 1" capital to total weighted risk assets (net of goodwill). Tier 1 capital includes common shareholders equity, non-cumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries.

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

         The risk-based capital guidelines of the OCC, the Federal Reserve Board and the FDIC explicitly include provisions a bank's exposure to declines in the economic value of its capital due to changes in interest rates to ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's board of directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

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

         In response to the directive issued under the FDICIA, the regulators have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the FDICIA. The following table reflects the capital thresholds:

                                               Total Risk-Based      Tier 1 Risk-Based              Tier 1
                                                Capital Ratio            Capital Ratio           Leverage Ratio
                                               ----------------      -----------------           --------------

Well Capitalized(1)......................            10.0%                   6.0%                     5.0%
Adequately Capitalized(1)................             8.0%                   4.0%                     4.0%(2)
Undercapitalized(3)......................           < 8.0%                 < 4.0%                   < 4.0%(4)
Significantly Undercapitalized(3)........           < 6.0%                 < 3.0%                   < 3.0%
Critically Undercapitalized..............             -                       -                     < 2.0%(5)
---------------------------

(1) An institution must meet all three minimums.
(2) 3.0% for composite 1-rated institutions subject to appropriate federal banking agency guidelines.
(3) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(4) Less than 3.0% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(5) Ratio of tangible equity to total assets.

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

Item 2. Properties.

         The Company's occupies 3,375 sq. ft. of leased space for its main offices located at 5210 Belfort Road, Suite 310, Concourse II, Jacksonville, Florida 32256. The Bank operates five banking offices and an operations center in the following locations:

     Florida Bank, N.A. - Alachua County (1)
     3600 N.W. 43rd Street, Suite 1A
     Gainesville, Florida 32606
     Facilities: Leased - 2,710 sq. ft.

     Florida Bank, N.A. - Jacksonville
     5210 Belfort Road, Suite 140
     Jacksonville, Florida 32256
     Facilities: Leased 6001 sq. ft.

     Florida Bank, N.A. - Tampa (2)
     100 West Kennedy Boulevard
     Tampa, Florida 33602
     Facilities: Leased 12,573 sq. ft.

     Florida Bank, N.A. -  Broward County
     600 North Pine Island Rd., Suite 350
     Plantation, Florida 33324
     Facilities: Leased 4,893 sq. ft.

     Florida Bank, N.A. - Pinellas County
     8250 Bryan Dairy Road
     Suite 150
     Largo, Florida 33777
     Facilities: Leased 5,428 sq. ft.

     Florida Bank, N.A. - Operations Center
     6301 Benjamin Road
     Suite 105
     Tampa, Florida 33634
     Facilities: Leased 5,056 sq. ft.

(1) The Alachua County Bank has contracted for the purchase and construction of a 7,581 sq. ft. free-standing banking office to be located in a new development known as the Florida Bank Office Park. The facility will be located near the intersection of Newberry Road and NW 43rd Street in Gainesville. A portion of the facility may be subleased until needed for future expansion by the Bank.

(2) Approximately 5,546 sq. ft. of the Tampa Bank facility has been subleased to a local law firm. The term of the sublease expires on June 30, 2003 in conjunction with the expiration of Bank's lease.

         This  company is in the  process  of  identifying  a  location  for the establishment of the Ocala/Marion County loan production office. It is anticipated that this office will occupy approximately 1,500 square feet of leased space prior to the opening of the full service community banking office.

Item 3.  Legal Proceedings.
------   -----------------

         There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject, nor are there material proceedings known to the Company or the Bank to be contemplated by any governmental authority.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

         No matter was submitted during the fourth quarter ended December 31, 1999 to a vote of security holders of the Company.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ---------------------------------------------------------------------

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



                                                        High            Low
     Fiscal year ended December 31, 1999

          First Quarter                               $8.688             $6.813
          Second Quarter                              43.000              7.500
          Third Quarter                               11.125              6.625
          Fourth Quarter                              10.000              5.625

         As of March 15, 2000, there were approximately 200 holders of record of the Common Stock. Management of the Company believes that there are in excess of 4,000 beneficial holders of its Common Stock.

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

         In September of 1999, the Company's Board of Directors authorized a stock repurchase plan covering up to ten percent (10%) of the outstanding shares of common stock (approximately 585,000 shares). The share repurchase plan authorizes the purchase of shares at any price below the then current book value per share. As of December 31, 1999 the Company has repurchased 135,100 shares for a total cost of $858,843.85 or an average cost of $6.36 per share.

Item 6.  Selected Financial Data.
------   -----------------------

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

The selected financial data of the Company as of December 31, 1999, 1998, 1997, 1996 and 1995 and for each of the years then ended are derived from the financial statements of the Company, which have been audited by Deloitte & Touche LLP, independent auditors. The selected financial data of the Company as of December 31, 1996 and 1995 and for the year ended December 31, 1995 are derived from the financial statements of the Company, which were audited by other independent certified public accountants. These selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's financial statements and notes thereto, and financial and other information included elsewhere herein.

                                                                         Year Ended December 31,
                                                 --------------------------------------------------------------------
                                                     1999           1998          1997         1996         1995

Summary Income Statement:
  Interest income                                     $ 11,184       $ 5,432       $ 4,302      $ 3,614      $ 2,937
  Interest expense                                       4,696         2,436         2,296        1,872        1,474
                                                        ------        ------        ------       ------       ------
  Net interest income                                    6,487         2,996         2,006        1,742        1,463
  Provision (benefit) for loan losses                    1,610           629            60           60         (138)
                                                        ------        ------        ------       ------       ------
  Net interest income after
    provision for loan losses                            4,877         2,367         1,946        1,682        1,602

  Noninterest income                                       542           594           504          517          375
  Noninterest expense (1)                                8,342         7,903         1,842        1,598        1,621
                                                        ------         -----        ------       ------       ------
  Income (loss) before provision for
    income taxes                                        (2,923)       (4,943)          608          601          356
  (Benefit) provision for income taxes (2)              (1,076)         (350)          232          217            -
                                                        ------        ------        ------       ------       ------
  Net income (loss)                                   $ (1,847)      $(4,593)        $ 376        $ 384        $ 356
                                                        ======        ======        ======       ======       ======
  Earnings (loss) per common share(3):

    Basic                                              $ (0.32)      $ (1.46)       $ 0.31       $ 0.32       $ 0.29
    Diluted                                              (0.32)        (1.46)         0.29         0.30         0.28



(1) Noninterest expense for the Company for 1998 includes a nonrecurring noncash charge of $3,939,000 relating to the February 3, 1998 sale of Common Stock and Warrants included in the Units sold to accredited foreign investors and the February 11, 1998 sale of 297,000 shares of Common Stock to 14 officers, directors and consultants.

(2) The provision for income taxes for 1997 and 1996 is comprised solely of deferred income taxes. The benefit of the utilization of net operating loss carryforwards for 1997 and 1996 (periods subsequent to the effective date of the Company's quasi-reorganization) have been reflected as increases to additional paid-in capital.

(3) The earnings per share amounts have been restated to reflect the shares exchanged in the Merger.


                                                                                      At December 31,
                                                                    ----------------------------------------------------------------
                                                                        1999         1998         1997         1996         1995
                                                                    ------------- ------------ ------------ ------------ -----------

Summary Balance Sheet Date:
Investment securities                                                   $ 28,511      $22,242      $10,765      $ 8,551   $   6,670
Loans, net of deferred loan fees                                         157,517       67,131       33,720       31,627      25,571
Earning assets                                                           205,898      106,022       54,731       52,588      38,801
Total assets                                                             218,142      113,566       60,396       55,505      41,748
Noninterest-bearing deposits                                              22,036       11,840        6,442        8,122       5,719
Total deposits                                                           159,106       64,621       45,460       45,526      34,633
Other borrowed funds                                                      18,279        5,718        8,317        6,480       4,212
Total shareholders' equity                                                39,235       42,588        6,314        3,269       2,678

Performance Ratios:

Net interest margin (1)                                                     4.57 %       4.28 %       3.89 %       4.05 %      4.13%
Efficiency ratio (2)                                                     (118.68)     (220.18)       73.39        70.76       88.16
Return on average assets                                                   (1.07)       (5.42)        0.70         0.85        0.95
Return on average equity                                                   (3.12)      (16.54)       10.62        13.18       14.85

Asset Quality Ratios:

Allowance for loan losses to total loans                                    1.18 %       1.60 %       1.42 %       1.36 %      1.28%
Non-performing loans to total loans (3)                                     1.46         2.80            -            -           -
Net charge-offs (recoveries) to average loans                               0.80         0.09         0.03        (0.11)      (0.07)

Capital and Liquidity Ratios:

Total capital to risk-weighted assets                                      18.19 %      63.25 %      14.29 %      12.26 %     12.42
Tier 1 capital to risk-weighted assets                                     17.29        61.59        13.00        11.01       11.17
Tier 1 capital to average assets                                           20.01        36.44         7.42         6.42        6.64
Average loans to average deposits                                          108.2        81.04        75.77        75.83       67.26
Average equity to average total assets                                     34.30         32.8         6.54         6.45        6.40
------------

(1)  Computed by dividing net interest income by average earning assets.
(2)  Computed by dividing noninterest expense by the sum of net interest income and noninterest income.
(3)  The Bank had no non-performing loans at December 31, 1997, 1996 and 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------   -----------------------------------------------------------------------

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

         The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company (including the notes thereto) contained elsewhere in this Report. The following discussion compares results of operations for the years ended December 31, 1999, 1998 and 1997.

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

         The Company funded its start-up and organization costs through the sale of units, consisting of Common Stock, Preferred Stock and warrants to purchase shares of Common Stock. As the Company had no operations during 1997, the Management's Discussion and Analysis of Results of Operations of the Company as of December 31, 1997 includes only information relevant to the Bank. Discussions and financial information for December 31, 1999 and 1998 and for the period then ended, includes consolidated financial data of the Company and Bank. As the Company was not formed until 1997, the term "Company" used throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the Company and the Bank for the period ended December 31, 1999 and 1998 and for the Bank only for the period ended December 31, 1997 and prior periods. Unless otherwise indicated, the "Bank" refers to Florida Bank, N.A., formerly First National Bank of Tampa.

Summary

         The Company's net loss for 1999 decreased $2.8 million to a loss of $1.8 million or 59.8% from $4.6 million in 1998. Net income for 1998 decreased $5.0 million to a net loss of $4.6 million from a net income of $376,000 in 1997. Basic and diluted earnings per share was a loss of $.32 for 1999 as compared to basic and diluted earnings of $1.46 for 1998 and basic and diluted earnings of $.31 and $.29, respectively, for 1997. Diluted earnings per share reflects the dilutive effect of outstanding options and has been adjusted for the Offering and the exchange of shares related to the consummation of the Merger.

         The decrease in net income from 1998 to 1999 was primarily attributable to an increase in net interest income, offset by increases in the provision for loan losses and noninterest expenses. Net interest income increased to $6.5 million in 1999 from $3.0 million in 1998, an increase of 116.5%. The provision for loan losses increased by 156.0% to $1.6 million in 1999 from $629,000 in 1998. Noninterest income decreased 8.7% to $542,000 in 1999 from $594,000 in 1998. Noninterest expense increased to $8.3 million in 1999 from $7.9 million in 1998, an increase of 5.6%. The provision for income taxes increased to $1.1 million in 1999 from $350,000 in 1998, an increase of 207.4%.

         The decrease in net income from 1997 to 1998 primarily resulted from expenses associated with the opening of the Jacksonville and Gainesville offices, expenses related to the Merger, noncash compensation and financing costs of $3.9 million or $1.26 per share related to the February 3, 1998 sale of common stock and warrants included in the units sold to foreign investors and the February 11, 1998 sale of the 297,000 shares of common stock to 14 officers, directors and consultants and an increase in the provision for loan losses, all of which were partially offset by an increase in net interest income. The Company recorded such non-cash, non-recurring compensation expense and financing costs measured as the difference between the fair value of common stock, based upon the initial public offering price of $10.00 per share, and the sale price or allocated proceeds of $.01 per share. These non-cash charges were recorded with a corresponding increase in additional paid-in capital and therefore had no effect on the Company's total shareholders' equity or book value. Net interest income increased to $3.0 million in 1998 from $2.0 million in 1997, an increase of 49.3%, reflecting the investment of the proceeds from the Offering. The provision for loan losses increased to $629,000 in 1998 from $60,000 in 1997, an increase of 948.3%. Noninterest expenses increased to $7.9 million in 1998 from $1.8 million in 1997, an increase of 329.0%.

         Total assets at December 31, 1999 were $218.1 million, an increase of $104.6 million, or 92.1%, over the prior year. Total loans increased 134.2% to $157.6 million at December 31, 1999, from $67.3 million at December 31, 1998. Total deposits increased $94.5 million, or 146.2%, to $159.1 million at December 31, 1999 from $64.6 million at December 31, 1998. Shareholders' equity decreased to $39.2 million at December 31, 1999 from $42.6 million at December 31, 1998. These increases and decrease were attributable to the opening of the Pinellas and Broward branches and a full year of start-up operations for the Gainesville and Jacksonville branches.

         The earnings performance of the Company is reflected in the calculations of net income (loss) as a percentage of average total assets ("Return on Average Assets") and net income (loss) as a percentage of average shareholders' equity ("Return on Average Equity"). During 1999, the Return on Average Assets and Return on Average Equity were (1.07%) and (3.12%) respectively, compared to (5.43%) and (16.54%), respectively, for 1998. The Company's ratio of total equity to total assets decreased to 18.0% at December 31, 1999 from 37.5% at December 31, 1998, primarily as a result of growth from the new branch operations.

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


                                                                        Year Ended December 31,
                                              ------------------------------------------------------------------------
                                                              1999                                   1998

                                                             Interest                               Interest
                                               Average       Income/    Yield/         Average      Income/    Yield/
                                               Balance       Expense     Rate          Balance      Expense     Rate
                                               -------       --------   ------         -------      --------   ------
ASSETS                                                                  (Dollars in thousands)
Earning assets:

   Loans, net of deferred loan fees (1         $103,492       $9,075    8.77%           $39,917     $3,826         9.58%
   Investment securities(2)                      26,670        1,518    5.69             15,766        875         5.55
   Repurchase agreements                          6,420          333    5.19              5,342        277         5.19
   Federal funds sold                             5,512          257    4.66              9,033        454         5.03
                                                -------       ------                    -------      -----
   Total earning assets                         142,094       11,183    7.87             70,058      5,432         7.75
   Cash and due from banks                        5,448       ------                      4,588      -----
   Premises and equipment, net                    1,428                                     627
   Other assets                                  24,591                                   9,882
   Allowance for loan losses                     (1,197)                                   (550)
                                                -------                                  ------
   Total assets                                $172,364                                 $84,605
                                                =======                                  ======
   LIABILITIES AND
   SHAREHOLDERS' EQUITY

   Interest-bearing liabilities:

   Interest-bearing demand deposits              $4,912           99    2.02%            $2,956         75         2.54%
   Savings deposits                              24,427        1,153    4.72              7,353        347         4.72
   Money market deposits                          1,674           37    2.21              1,417         35         2.47
   Certificates of deposit of $100,000 or more   21,165        1,166    5.51             10,548        579         5.49
   Other time deposits                           28,723        1,598    5.56             18,161      1,071         5.90
   Repurchase agreements                         12,510          553    4.42              5,237        231         4.41
   Other borrowed funds                           1,657           90    5.43              1,641         98         5.97
                                                -------        -----                     ------      -----
   Total interest-bearing liabilities            95,068        4,696    4.94             47,313      2,436         5.15
   Noninterest-bearing demand deposits           14,727        -----                      8,818      -----
   Other liabilities                              3,445                                     711
   Shareholders' equity                          59,124                                  27,763
                                                -------                                  ------
Total liabilities and shareholders' equity     $172,364                                 $84,605
                                                =======                                 =======
   Net interest income                                        $6,487                                $2,996
                                                               =====                                 =====
   Net interest spread                                                  2.93%                                     2.60%
   Net interest margin                                                  4.57%                                     4.28%

--------------------------

(1) At December 31, 1999 and 1998, $1.1 million and $725,000 of loans, respectively were accounted for on a non-accrual basis.

(2) The yield on investment securities is computed based upon the average balance of investment securities at amortized cost and does not reflect the unrealized gains or losses on such investments.

         Net interest income is the principal component of a financial institution's income stream and represents the difference or spread between interest and certain fee income generated from earning assets and the interest expense paid on deposits and other borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company had no investments in tax-exempt securities during 1999, 1998 and 1997. Accordingly, no adjustment is necessary to facilitate comparisons on a taxable equivalent basis.

         Net interest income increased 116.6% to $6.5 million in 1999 from $3.0 million in 1998. This increase in net interest income is attributable to growth in loan volume due to new branch operations, and is partially offset by the growth in savings deposits and repurchase agreements. The trend in net interest income is commonly evaluated using net interest margin and net interest spread. The net interest margin, or net yield on average earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. The net interest margin increased 29 basis points to 4.57% in 1999 on average earning assets of $142.1 million from 4.28% in 1998 on average earning assets of $70.1 million. This increase is primarily due to the significant increase in average earning assets from the operations of the new branches and to an overall decrease in interest rates on interest-bearing liabilities. There was a 12 basis point increase in the average yield on earning assets to 7.87% in 1999 from 7.75% in 1998 and a 21 basis point decrease in the average rate paid on interest-bearing liabilities to 4.94% in 1999 from 5.15% in 1998. The increased yield on earning assets was primarily the result of slightly higher market rates on loans and investment securities. The decrease in the cost of interest-bearing liabilities is attributable to decreases in rates on interest-bearing demand deposits, other time deposits, money market accounts and other borrowed funds.

         Net interest income increased 49.3% to $3.0 million in 1998 from $2.0 million in 1997. This increase in net interest income is attributable to growth in average earning assets due to the investment of the proceeds from the Offering, partially offset by the growth in savings deposits and repurchase agreements. The net interest margin increased 39 basis points to 4.28% in 1998 on average earning assets of $70.1 million from 3.89% in 1997 on average earning assets of $51.6 million. This increase is primarily due to the significant increase in average earning assets from the investment of proceeds from the Offering. The effect of the investment of the proceeds from the Offering more than offset a 58 basis point decrease in the average yield on earning assets to 7.75% in 1998 from 8.33% in 1997 and a one basis point decrease in the average rate paid on interest-bearing liabilities to 5.15% in 1998 from 5.16% in 1997. The decreased yield on earning assets was primarily the result of lower market rates on loans and investment securities. The decrease in the cost of interest-bearing liabilities is attributable to minimal decreases in rates on time deposits, money market and savings deposits and repurchase agreements.

         The net interest spread increased 33 basis points to 2.93% in 1999 from 2.60% in 1998, as the yield on average earning assets increased 12 basis points while the cost of interest-bearing liabilities decreased 21 basis points. The net interest spread measures the absolute difference between the yield on average earning assets and the rate paid on average interest-bearing sources of funds. The net interest spread eliminates the impact of noninterest-bearing funds and gives a direct perspective on the effect of market interest rate movements. This measurement allows management to evaluate the variance in market rates and adjust rates or terms as needed to maximize spreads.

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

         Rate/Volume Analysis of Net Interest Income

         The table below presents the changes in interest income and interest expense attributable to volume and rate changes between 1998 and 1999 and between 1997 and 1998. The effect of a change in average balance has been determined by applying the average rate in 1998 and 1997 to the change in average balance from 1998 to 1999 and from 1997 to 1998, respectively. The effect of change in rate has been determined by applying the average balance in 1998 and 1997 to the change in the average rate from 1998 to 1999 and from 1997 to 1998, respectively. The net change attributable to the combined impact of the volume and rate has been allocated to both components in proportion to the relationship of the absolute dollar amounts of the change in each.

                                          Year Ended December 31, 1999                  Year Ended December 31, 1998
                                                  Compared With                                Compared With
                                                December 31, 1998                             December 31, 1997

                                        Increase (Decrease) Due to:                     Increase (Decrease) Due to:

                                        Volume       Yield/Rate      Total          Volume       Yield/Rate    Total
                                        ------       ----------      -----          ------       ----------    -----
  Interest Earned On:
  Taxable securities ..............  $  623,000     $   21,000    $  644,000    $   322,000     $  (31,000)  $291,000

   Federal funds sold .............    (197,000)                    (197,000)        72,000         17,000     89,000
   Net loans ......................   5,543,000       (294,000)    5,249,000        544,000        (71,000)   473,000
   Repurchase agreements ..........      89,000        (33,000)       56,000        277,000            N/A    277,000
                                      ---------      ---------     ---------      ---------       --------  ---------
    Total earning assets ..........   6,058,000       (306,000)    5,752,000      1,215,000        (85,000) 1,130,000
                                      ---------      ---------     ---------      ---------       --------  ---------

Interest Paid On:
   Money market and
    interest-bearing, demand             32,000         (5,000)       27,000         (1,000)                   (1,000)
   Savings deposits ...............   1,122,000          4,000     1,126,000         78,000         (3,000)    75,000
   Time deposits ..................   1,171,000        (58,000)    1,113,000        (46,000)         4,000    (42,000)
   Repurchase agreements ..........     320,000          2,000       322,000         56,000         (3,000)    53,000
   Other borrowed funds ...........       1,000         (9,000)       (8,000)        38,000         18,000     56,000
                                      ---------       ---------    ---------      ---------        -------   --------
     Total interest-bearing........   2,646,000        (66,000)    2,580,000        126,000         16,000    142,000
                                      ---------       ---------    ---------      ---------       --------   --------
     Net interest income ..........  $8,704,000     $ (372,000)   $8,332,000     S1,089,000      $(101,000)  $988,000
                                      =========       =========    =========      =========       ========   ========

         Provision for Loan Losses

         The provision for loan losses is the expense of providing an allowance or reserve for anticipated future losses on loans. The amount of the provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of loan collateral and general business and economic conditions.


         The provision for loan losses charged to operations in 1999 was $1.6 million as compared to $629,000 for 1998. The increase in the provision from 1998 to 1999 was generally due to the increases in the amount of loans outstanding.

         The provision for loan losses charged to operations in 1998 was $629,000 as compared to $60,000 for 1997. Management's analysis of the allowance for loan losses prepared as of December 31, 1998 indicated the need for a specific reserve in the amount of $529,000 for an impaired credit in the Tampa market. The remaining $100,000 provision in 1998 was generally due to increases in the amount of loans outstanding. For additional information regarding provision for loan losses, charge-offs and allowance for loan losses, see "-- Financial Condition--Asset Quality."

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

         Noninterest income decreased 8.7% to $542,000 in 1999 from $594,000 in 1998. This change resulted from an increase in the amount of service fees on deposit accounts offset by decreased gains on the sale of the guaranteed portion of SBA loans and available for sale securities. Service fees on deposit accounts increased 18.9% to $455,000 in 1999 from $382,000 in 1998 due to an increase in insufficient funds and returned check fees and increased volume in the number of wire transfers transacted for customers. Gains on sale of the guaranteed portion of SBA loans decreased 98.9% to $1,000 in 1999 from $106,000 in 1998 due to a decrease in the principal amount of such loans sold. There were no sales of SBA loans during 1999, compared to $1.2 million of loans sold in 1998, all of which were originated in 1998. The Company substantially reduced its SBA lending operations in 1998 due to the cost of maintaining this specialized lending practice and due to recent charge-offs in the unguaranteed portion of the SBA loans that were retained by the Bank. Other income, which includes various recurring noninterest income items such as travelers checks fees and safe deposit box fees, decreased 7.1% to $90,000 in 1999 from $98,000 in 1998.

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

         The following table presents an analysis of the noninterest income for the periods indicated with respect to each major category of noninterest income:


                                                                                           % Change    % Change
                                                      1999          1998        1997      1999-1998    1998-1997
                                                      ----          ----        ----      ----------    ---------
                                                                           (Dollars in thousands)

   Service fees ..................................    $455           $382        $325        18.9%         17.8%
   Gain on sale of loans .........................       1            106          95       (98.9)         11.4
   (Loss) gain on sale of available for sale
   investment securities, net ....................      (4)             8           8      (152.1)          N/A
   Other .........................................      90             98          76        (7.1)         27.0
                                                       ---            ---         ---
   Total .........................................    $542           $594        $504        (8.7%)        17.8%
                                                       ===            ===         ===

                               Noninterest Expense

         Noninterest expense increased 5.6% to $8.3 million in 1999 from $7.9 million in 1998. These increases are primarily attributable to increases in personnel, occupancy, data processing and other expenses relating to opening of the Broward County and Pinellas County banking offices. Salaries and benefits decreased 1.7% to $5.3 million in 1999 from $5.4 million in 1998. This decrease is attributable to a non-cash, non-recurring charge of approximately $3 million in 1998 related to the sale of stock and warrants to the founders of the Company and foreign investors and offset by increases in the number of personnel at the holding company level and for the Broward and Pinellas County offices. Occupancy and equipment expense increased 95.7% to $951,000 in 1999 from $486,000 in 1998 primarily as a result of the addition of the Broward and Pinellas County banking offices. Data processing expense increased 86.6% to $265,000 in 1999 from $142,000 in 1998 which is primarily attributable to the growth in loan and deposit transactions and the addition of new services. Financing costs for 1998 represents a non-cash non-recurring charge of $972,000 for financing costs relating to the issuance of common stock and warrants to foreign investors.
Other operating expenses increased 98.9% to $1.8 million in 1999 from $923,000 in 1998. This increase is attributable primarily to an increase of $40,000 in marketing and advertising expenses, an increase of $106,000 in legal and accounting fees associated with the growth of the Bank and the opening of new banking offices, an increase of $138,000 in communications expense associated with the network expansion at the holding company and the openings of new banking offices and an increase of $109,000 in stationary, printing and supplies associated with the opening of the Broward and Pinellas County banking offices.

         Noninterest expense increased 329.0% to $7.9 million in 1998 from $1.8 million in 1997. Management attributes this increase to the $3.9 million non-cash compensation and financing costs, the costs of the Merger and increases in personnel expense, occupancy expense and data processing expense relating to opening the Jacksonville and Gainesville banking offices. Salaries and benefits increased 438.3% to $5.4 million in 1998 from $999,000 in 1997. This increase is attributable to a non-cash, non-recurring charge of approximately $3 million related to the sale of stock and warrants to the founders of the Company and foreign investors and to increases in the number of personnel at the holding company level and for the Jacksonville and Gainesville offices. Occupancy and equipment expense increased 89.8% to $486,000 in 1998 from $256,000 in 1997 primarily as a result of the addition of the holding company and Jacksonville banking offices. Data processing expense increased 53.6% to $142,000 in 1998 from $93,000 in 1997 which is primarily attributable to the growth in loan and deposit transactions and the addition of new services. Financing costs for 1998 represents a non-cash non-recurring charge of $972,000 for financing costs relating to the issuance of common stock and warrants to foreign investors. Other operating expenses increased 86.8% to $923,000 in 1998 from $494,000 in 1997. This increase is attributable primarily to an increase of $47,000 in marketing and advertising expenses, an increase of $137,000 in legal and accounting fees associated with the Merger, an increase of $68,000 in communications expense associated with the network expansion at the holding company and Jacksonville banking offices and an increase of $49,000 in stationary, printing and supplies associated with the Company name change and opening of the Jacksonville banking office.

         The following table presents an analysis of the noninterest expense for the periods indicated with respect to each major category of noninterest expense:


                                                                            % Change     % Change
                                       1999        1998        1997         1999-1998    1998-1997
                                       ----        ----        ----         ---------    ----------
                                       (Dollars in thousands)
   Salaries and benefits               $5,291      $5,380      $999           (1.7%)         483.3%
   Occupancy and equipment                951         486       256           95.7%           89.8
   Data processing                        265         142        93           86.6            53.6
   Financing cost                           0         972         0            N/A             N/A
   Other                                1,835         923       494           98.9            86.8
                                        -----       -----      ----           ----           -----
   Total                               $8,342      $7,903    $1,842            5.6%          329.0%
                                        =====       =====     =====


         Provision for Income Taxes

         The benefit for income taxes was $1.1 million for 1999 compared to $350,000 for 1998. The effective tax rate for 1999 was a benefit of 36.8% as compared to 1998 which was a benefit of 7.1%. The increase in the effective tax rate is due to the effect of a higher level of nondeductible expenses in 1998 as compared to 1999. These nondeductible expenses for 1998 are comprised primarily of the $3.9 million in compensation and financing costs resulting from the sale of common stock and warrants to founders and foreign investors. The Company paid no income taxes during 1999 and 1998 due to the availability of net operating loss carryforwards.

         The provision (benefit) for income taxes was ($350,000) for 1998 compared to a provision of $232,000 for 1997. The effective tax rate for 1998 was a benefit of 7.1% as compared to an effective tax rate of 38.2% for 1997. The decrease in the effective tax rate is due to the effect of a higher level of nondeductible expenses in 1998 as compared to 1997. These nondeductible expenses for 1998 are comprised primarily of the $3.9 million in compensation and financing costs resulting from the sale of common stock and warrants to founders and foreign investors. The Company paid no income taxes during 1998 due to the availability of net operating loss carryforwards.

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

         As of December 31, 1999, the Company had $9.2 million in net operating loss carryforwards available to reduce future taxable earnings, which resulted in net deferred tax assets of $4.4 million. These net operating loss carryforwards will expire in varying amounts in the years 2004 through 2019 unless fully utilized by the Company. Based on management's estimate of future earnings and the expiration dates of the net operating loss carry forwards as of December 31, 1999 and 1998, it was determined that it is more likely than not that the benefit of the deferred tax assets will be realized.

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

         The following table presents the components of net deferred tax assets:

                                                                As of December 31,
                                                           1999         1998      1997
                                                               (Dollars in thousands)
             Deferred tax assets ....................    $4,426        $3,026    $2,525
             Deferred tax liabilities ...............        61           133       105
             Valuation allowance ....................         -             -         -
                                                         ------        ------    ------
             Net deferred tax assets ................    $4,365        $2,893    $2,420
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

         Net Income

         The Company reported a net loss of $1.8 million in 1999 compared to a net loss of $4.6 million in 1998. The net loss for 1999 resulted primarily from the openings of the Broward and Pinellas County Banking offices. Basic loss per share were $.32 for 1999 and $1.46 for 1998.

         Return on Average Assets increased 436 basis points to a deficit of 1.07% in 1999 from 5.43% in 1998. Return on Average Equity increased 1346 basis points to a deficit of 3.12% in 1999 from 16.54% in 1998.

         The Company reported a net loss of $4.6 million in 1998 compared to net income of $376,000 in 1997. The net loss for 1998 resulted from the $3.9 million non-cash non-recurring compensation and financing costs, expenses associated with the opening of the Jacksonville and Gainesville offices, expenses related to the Merger and an increase in the provision for loan losses, partially offset by an increase in net interest income. Basic (loss) earnings per share were $(1.46) for 1998 and $.31 for 1997.

         Return on Average Assets decreased 643 basis points to a deficit of 5.43% in 1998 from .70% in 1997. Return on Average Equity decreased 2716 basis points to a deficit of 16.54% in 1998 from 10.62% in 1997.

Financial Condition

         Earning Assets

         Average earning assets increased 102.8% to $142.1 million in 1999 from $70.1 million in 1998. During 1999, loans, net of deferred loan fees, represented 72.8% of average earning assets, investment securities comprised
18.8%, Federal funds sold comprised 3.9%, and repurchase agreements comprised 4.5%. In 1998, loans, net of deferred loan fees, comprised 57.0% of average earning assets, investment securities comprised 22.5%, Federal funds sold comprised 7.6% and repurchase agreements comprised 12.9%. The variance in the mix of earning assets is primarily attributable to the growth in the Company's loan portfolio. The Company manages its securities portfolio and additional funds to minimize interest rate fluctuation risk and to provide liquidity.

         In 1999, growth in earning assets was funded primarily through an increase in total loans due to new branch operations.

         Loan Portfolio

         The Company's total loans outstanding increased 135.6% to $157.6 million as of December 31, 1999 from $67.3 million as of December 31, 1998. Loan growth for 1999 was funded primarily through growth in average deposits. The growth in the loan portfolio primarily was a result of an increase in commercial and commercial real estate loans of $79.8 million, or 136.6%, from December 31, 1998 to 1999. Average total loans in 1999 were $103.5 million, $54.1 million less than the year end balance of $157.6 million due to the increase in loan production for the third and fourth quarters of 1999. The Company engages in a full complement of lending activities, including commercial, real estate construction, real estate mortgage, home equity, installment, SBA guaranteed loans and credit card loans.

         The following table presents various categories of loans contained in the Company's loan portfolio for the periods indicated, the total amount of all loans for such periods, and the percentage of total loans represented by each category for such periods:

                                                                                       As of December 31,
                                                                           --------------------------------------------
                                                                                    1999                    1998
                                                                                          % of                    % of
                                                                            Balance       Total      Balance      Total
                                                                           ---------------------------------------------
                                                                                    (Dollars in thousands)

  Type of Loans

  Commercial real estate ................................................    $69,261        43.9%     $25,326      37.6%

  Commercial ............................................................     68,991        43.8       33,103      49.2
  Residential mortgage ..................................................     10,846         6.9        6,047       9.0
  .......................................................................      7,246         4.6        2,021       3.0
  Credit cards and other ................................................      1,244         0.8          796       1.2
                                                                             -------        ----       ------      ----
  Total loans ...........................................................    157,588         100%      67,293       100%
                                                                                            ====                   ====
  Net deferred loan fees ................................................        (71)                    (162)
                                                                             -------                   ------
  Loans, net of deferred loan fees ......................................    157,517                   67,131
  Allowance for loan losses .............................................     (1,858)                  (1,074)
                                                                             -------                   ------
  Net loans .............................................................   $155,659                  $66,057
                                                                             =======                   ======


         Commercial Real Estate. Commercial real estate loans consist of loans secured by owner-occupied commercial properties, income-producing properties and construction and land development. At December 31, 1999, commercial real estate loans represented 43.9% of outstanding loan balances, compared to 37.6% at December 31, 1998. The increase in this category of loans is due to the increased emphasis on commercial real estate loans.

         Commercial. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. At December 31, 1999, commercial loans represented 43.8% of outstanding loan balances, compared to 49.2% at December 31, 1998. The decrease in commercial loans corresponds with management's strategy to diversify risk.

         Residential Mortgage. The Company's residential mortgage loans consist of first and second mortgage loans and construction loans. At December 31, 1999, residential mortgage loans represented 6.9% of outstanding loan balances, compared to 9.0% at December 31, 1998. The Company does not actively market residential mortgages and its portfolio primarily consists of loans to the principals of other commercial relationships.

         Consumer. The Company's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, education and other personal expenditures. At December 31, 1999, consumer loans represented 4.6% of outstanding loan balances, compared to 3.0% at December 31, 1998. The Company does not actively market consumer loans and its portfolio primarily consists of loans to the principals of other commercial relationships.

         Credit Card and Other Loans. This category of loans consists of borrowings by customers using credit cards, overdrafts and overdraft protection lines. At December 31, 1999, credit card and other loans represented 0.8% of outstanding loan balances as compared to 1.2% at December 31, 1998. These credits are primarily extended to the principals of commercial customers.

         The Company's only area of credit concentration is commercial and commercial real estate loans. The Company has not invested in loans to finance highly-leveraged transactions, such as leveraged buy-out transactions, as defined by the Federal Reserve Board and other regulatory agencies. In addition, the Company had no foreign loans or loans to lesser developed countries as of December 31, 1999.

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

         The repayment of loans in the loan portfolio as they mature is a source of liquidity for the Company. The following table sets forth the maturity of the Company's loan portfolio within specified intervals as of December 31, 1999:


                                                                        Due after          Due
                                                       Due in 1            1 to           After
                                                     Year or Less        5 years         5 years        Total
                                                     ------------     ----------       ---------        -----
   Type of Loan                                                        (Dollars in thousands)
     Commercial real estate .......................      $8,889          $23,842         $36,530       $ 69,261
     Commercial ...................................      45,954           19,684           3,343         68,991
     Residential mortgage .........................       3,122            4,642           3,082         10,846
     Consumer .....................................       3,132            3,936             178          7,246
     Credit card and other loans ..................       1,244                0               0          1,244
                                                          -----          -------         -------        -------
     Total ........................................     $62,341          $52,114         $43,133       $157,588
                                                         ======          =======         =======       ========

         The following table presents the maturity distribution as of December 31, 1999 for loans with predetermined fixed interest rates and floating interest rates by various maturity periods:

                                                             Due in 1    Due after       Due
                                                           Year or Less    1 to 5        After             Total
                                                                            years       5 years
                                                           ------------  ----------    --------       ----------

Interest Category                                                        (Dollars in thousands)

   Predetermined fixed interest rate.........................$12,715      $38,242        $38,206          $89,163
   Floating interest rate ................................... 49,626       13,872          4,927           68,425
                                                              ------       ------        -------          -------
   Total ....................................................$62,341      $52,114        $43,133         $157,588
                                                              ======       ======        =======          =======

         Asset Quality

         At December 31, 1999, $1.1 million of loans were accounted for on a non-accrual basis as compared to $725,000 at December 31, 1998. Included in the non-accrual loans as of December 31, 1999 were $733,000 of SBA guaranteed loans compared to $150,000 at December 31, 1998. The SBA loans consist of the remaining balance of liquidated loans pending payment of the SBA guarantee. At December 31, 1999, $293,000 loans past due 90 days or more were still accruing interest. None of these loans are guaranteed by the SBA. All of the loans past due 90 days at December 31, 1998 were SBA loans, of which $236,000 were guaranteed by the SBA, subject to certain conditions. See "-- Non-performing Assets."

         First National Bank of Tampa started its SBA lending program in August 1994. Under this program, the Company originates commercial and commercial real estate loans to borrowers that qualify for various SBA guaranteed loan products. The guaranteed portion of such loans generally ranges from 75% to 85% of the principal balance, the majority of which the Company sells in the secondary market. The majority of the Company's SBA loans provide a servicing fee of 1.00% of the outstanding principal balance. Certain SBA loans provide servicing fees of up to 2.32% of the outstanding principal balance. The Company records the premium received upon the sale of the guaranteed portion of SBA loans as gain on sale of loans. The Company does not defer a portion of the gain on sale of such loans as a yield adjustment on the portion retained, nor does it record a retained interest, as such amounts are not considered significant. The principal balance of SBA loans in the Company's loan portfolio at December 31, 1999 totaled $4.1 million, including the SBA guaranteed portion of $3.1 million, compared to an outstanding balance of $3.9 million at December 31, 1998, including the SBA guaranteed portion of $2.1 million. At December 31, 1999, the principal balance of the guaranteed portion of SBA loans cumulatively sold in the secondary market since the commencement of the SBA program totaled $4.0 million.

         The Company generally repurchases the SBA guaranteed portion of loans in default to fulfill the requirements of the SBA guarantee or in certain cases, when it is determined to be in the Company's best interest, to facilitate the liquidation of the loans. The guaranteed portion of the SBA loans are repurchased at the current principal balance plus accrued interest through the date of repurchase. Upon liquidation, in most cases, the Company is entitled to recover up to 120 days of accrued interest from the SBA on the guaranteed portion of the loan paid. In certain cases, the Company has the option of charging-off the non-SBA guaranteed portion of the loan retained by the Company and requesting payment of the SBA guaranteed portion. In such cases, the Company will have determined that insufficient collateral exists, or the cost of liquidating the business exceeds the anticipated proceeds to the Company. In all liquidations, the Company seeks the advice of the SBA and submits a liquidation plan for approval prior to the commencement of liquidation proceedings. The payment of any guarantee by the SBA is dependent upon the Company following the prescribed SBA procedures and maintaining complete documentation on the loan and any liquidation services. The total principal balance of the guaranteed portion of SBA loans repurchased during 1999 and 1998 were approximately $356,000 and $0

         The Company substantially reduced SBA lending operations in 1998 due to the cost of maintaining this specialized lending practice and due to recent charge-offs in the unguaranteed portion of the SBA loans that were retained by the Bank.

         As of December 31, 1999, there were no loans other than those disclosed above that were classified for regulatory purposes as doubtful, substandard or special mention which (i) represented or resulted from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represented material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans other than those disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms.

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

         An analysis of the Company's loss experience is furnished in the following table for the periods indicated, as well as a detail of the allowance for loan losses:

                                                                                                   Years Ended
                                                                                                   December 31,
                                                                                                   ------------
                                                                                        1999            1998          1997
                                                                                        ------         -----          ----
                                                                                                 (Dollars in thousands)

Balance at beginning of period                                                          $1,073           $481         $432
Charge-offs:
    Commercial real estate                                                                 (0)           (39)          (24)
    Commercial                                                                           (819)           (16)          (19)
    Residential mortgage                                                                   (5)             -             -
    Consumer                                                                              (19)             -             -
    Consumer credit card and other                                                        (14)           (10)            -
                                                                                          ---             --            --
       Total charge-offs                                                                 (857)           (65)          (43)
                                                                                          ---             --            --
Recoveries:
    Commercial real estate                                                                  15             28           32
    Commercial                                                                              14              -            -
    Residential mortgage                                                                     2              -            -
    Consumer                                                                               ---         ------        -----
    Credit card and other                                                                    1              -            -
                                                                                           ---         ------        -----
       Total recoveries                                                                     32             28           32
                                                                                           ---           ----          ---
Net (charge-offs)/ recoveries                                                             (825)           (36)         (11)
Provision for loan losses                                                                1,610            629           60
                                                                                         -----          -----          ---
Balance at end of period                                                                $1,858         $1,073         $481
                                                                                         -----          -----          ---
Net (charge-offs)/ recoveries as a percentage of average loans                           (.80)%         (.09)%        (.02)%
Allowance for loan losses as a percentage of total loans                                 1.18%          1.60%         1.42%


         Net charge-offs were $825,000 or .80% of average loans outstanding in 1999 as compared to net charge-offs of $36,000 or .09% of average loans outstanding in 1998. The allowance for loan losses increased 73.1% to $1.9 million or 1.18% of loans outstanding at December 31, 1999 from $1.1 million or 1.60% of loans outstanding at December 31, 1998. The allowance for loan losses as a multiple of net loans charged-off was 2.3x for the year ended December 31, 1999 as compared to 28.9x for the year ended December 31, 1998. The increase in the provision from 1998 to 1999 was generally due to increases in the amount of loans outstanding. Net recoveries increased to $32,000 in 1998, representing
 .03% of average loans outstanding, from $28,000 in 1998, representing .09% of average loans outstanding. See "-- Asset Quality."

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

         Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") was issued in May 1993. SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. The Company adopted SFAS 114 on January 1, 1995. At December 31, 1999, the Company held impaired loans as defined by SFAS 114 of $2.3 million ($497,000 of such balance is guaranteed by the SBA) for which specific allocations of $63,000 have been established within the allowance for loan losses which have been measured based upon the fair value of the collateral. Such reserve is allocated between commercial and commercial real estate. A portion of these impaired loans have also been classified by the Company as loans past due over 90 days ($2.1 million) and none have been classified as troubled debt restructurings. At December 31, 1998, the Company held impaired loans as defined by SFAS 114 of $1.9 million ($649,000 of such balance is guaranteed by the SBA) for which specific allocations of $580,000 have been established within the allowance for loan losses which have been measured based upon the fair value of the collateral. Such reserve is allocated between commercial and commercial real estate. A portion of these impaired loans have also been classified by the Company as loans past due over 90 days ($315,000) and none have been classified as troubled debt restructurings. Interest income on such impaired loans during 1999 and 1998 was not significant.

         As shown in the table below, management determined that as of December 31, 1999, 34.2% of the allowance for loan losses was related to commercial real estate loans, 55.3% was related to commercial loans, 4.8% was related to residential mortgage loans, 4.1% was related to consumer loans, 1.6% to credit card and other loans and 0.0% was unallocated. As shown in the table below, management determined that as of December 31, 1998, 21.3% of the allowance for loan losses was related to commercial real estate loans, 64.0% was related to commercial loans, 8.5% was related to residential mortgage loans, 1.5% was related to consumer loans, 4.4% to credit card and other loans and .3% was unallocated. The fluctuations in the allocation of the allowance for loan losses between 1998 and 1997 is attributed to the establishment of a specific reserve in the amount of $529,000 for commercial loans and allocation of reserves for future loans growth which were previously unallocated.

         For the periods indicated, the allowance was allocated as follows:

                                                                         As of December 31,

                                                               1999                           1998
                                                                      % of                           % of
                                                         Amount       Total          Amount          Total
                                                        -------      ------          ------          -----
                                                                       (Dollars in thousands)

   Commercial real estate ..........................    $636           34.2%           $229           21.3%
   Commercial ......................................   1,027           55.3             687           64.0
   Residential mortgage ............................      89            4.8              91            8.5
   Consumer ........................................      77            4.1              16            1.5
   Credit card and other loans .....................      29            1.6              47            4.4
   Unallocated .....................................       0              0               3             .3
                                                      ------          -----          ------          -----
   Total ...........................................  $1,858          100.0%         $1,073          100.0%
                                                      ======          =====          ======          =====



         In considering the adequacy of the Company's allowance for loan losses, management has focused on the fact that as of December 31, 1999, 43.9% of outstanding loans are in the category of commercial real estate and 43.8% are in commercial loans. Commercial loans are generally considered by management to have greater risk than other categories of loans in the Company's loan portfolio. Generally, such loans are secured by accounts receivable, marketable securities, deposit accounts, equipment and other fixed assets which reduces the risk of loss inherently present in commercial loans. Commercial real estate loans inherently have a higher risk due to depreciation of the facilities, limited purposes of the facilities and the effect of general economic conditions. The Company attempts to limit this risk by generally lending no more than 75% of the appraised value of the property held as collateral.

         Residential mortgage loans constituted 6.9% of outstanding loans at December 31, 1999. The majority of the loans in this category represent residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

         At December 31, 1999, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

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

         Non-performing Assets

         At December 31, 1999, $1.1 million of loans were accounted for on a nonaccrual basis as compared to $725,000 at December 31, 1998 The remaining balance of non-accrual loans consists of $733,000 which is guaranteed by the SBA. At December 31, 1999, two loans totaling $293,000 were accruing interest and were contractually past due 90 days or more as to principal and interest payments, compared to two loans totaling $315,000 which were accruing interest and were contractually past due 90 days or more at December 31, 1998. The loans past due 90 days at December 31, 1999 represented the un-guaranteed portion of SBA loans, as compared to $624,000 in SBA loans, of which $526,000 are guaranteed by the SBA,, subject to certain conditions as of December 31, 1998.

         At December 31, 1999, no loans were considered troubled debt restructurings. At December 31, 1998, two loans totaling $35,000 (none of which are also included in the amount of loans past due 90 days or more) were defined as "troubled debt restructurings."

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

         Investment Portfolio

         Total investment securities increased 28.2% to $28.5 million in 1999 from $22.2 million in 1998. At December 31, 1999, investment securities available for sale totaled $27.6 million compared to $21.9 million at December 31, 1998. At December 31, 1999, investment securities available for sale had net unrealized losses of $1.1 million, comprised of gross unrealized losses of $1.1 million and gross unrealized gains of $6,000. At December 31, 1998, investment securities available for sale had net unrealized losses of $19,000, comprised of gross unrealized losses of $88,000 and gross unrealized gains of $69,000. Average investment securities as a percentage of average earning assets decreased to 18.8% in 1999 from 22.5% in 1998.

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

         Proceeds from sales and maturities of available for sale investment securities increased 148.2% to $29.0 million in 1999 from $11.7 million in 1998, with a resulting net loss on sales of $4,000 in 1999 and gain on sale of $8,000 in 1998. Such proceeds are generally used to reinvest in additional available for sale investments.

         Other investments include Independent Bankers Bank stock, Federal Reserve Bank stock and Federal Home Loan Bank stock that are required for the Company to be a member of and to conduct business with such institutions. Dividends on such investments is determined by the institutions and is payable semi-annually or quarterly. Other investments increased 209.0% to $902,000 at December 31, 1999 from $292,000 at December 31, 1998. Other investments are carried at cost as such investments do not have readily determinable fair values.

         At December 31, 1999, the investment portfolio included $20.1 million in CMOs compared to $12.3 million at December 31, 1998. At December 31, 1999, the investment portfolio included $3.9 million in other mortgage-backed securities compared to $4.6 million at December 31, 1998.

         The following table presents,  for the periods indicated,  the carrying
amount  of  the  Company's  investment  securities,   including  mortgage-backed
securities.

                                                                        As of December 31,
                                                                    1999                         1998

                                                              Balance    % of Total      Balance      % of Total
                                                              -------    ----------      -------      ----------
Investment Category                                                        (Dollars in thousands)

Available for sale:

     U.S. Treasury and other U.S. agency obligations ......  $2,965         10.4%         $5,050           22.7%
     State & Municipal Securities .........................     481          1.7
     Mortgage-backed securities ...........................  23,974         84.1          16,900           76.0
     Marketable equity securities .........................     189          0.7
                                                            -------        -----          ------          -----
                                                             27,609         96.9          21,950           98.7
     Other investments ....................................     902          3.1             292            1.3
                                                             ------        -----          ------          -----
     Total ................................................ $28,511        100.0%        $22,242          100.0%
                                                             ======        =====          ======          =====


         The Company utilizes its available for sale investment securities, along with cash and Federal funds sold, to meet its liquidity needs.

         As of December 31, 1999, $24.0 million, or 84.1%, of the investment securities portfolio consisted of mortgage-backed securities compared to $16.9 million, or 76.0%, of the investment securities portfolio as of December 31, 1998. During 2000, approximately $654,000 of mortgage-backed securities will mature.

         As a result  of the  adoption  of  Statement  of  Financial  Accounting
Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company has segregated its investment securities portfolio into securities held to maturity and those available for sale. Investments held to maturity are those for which management has both the ability and intent to hold to maturity and are carried at amortized cost. At December 31, 1999 and 1998, no investments were classified as held to maturity. Investments available for sale are securities identified by management as securities which may be sold prior to maturity in response to various factors including liquidity needs, capital compliance, changes in interest rates or portfolio risk management. The available for sale investment securities provide interest income and serve as a source of liquidity for the Company. These securities are carried at fair market value, with unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity.

         Investment securities with a carrying value of approximately $16.3 million and $16.1 million at December 31, 1999 and 1998, respectively, were pledged to secure deposits of public funds, repurchase agreements and certain other deposits as provided by law.

         The maturities and weighted average yields of debt securities at December 31, 1999 are presented in the following table using primarily the stated maturities, excluding the effects of prepayments.

                                                                                                         Weighted
                                                                                                         Average
                                                                                             Amount       Yield (1)
                                                                                             ------      ----------
Available for Sale:                                                                          (Dollars in thousands)

  U.S. Treasury and other U.S. agency obligations:

  0 - 1 year ..........................................................................     $  501          5.50%
  Over 1 through                                                                             2,464          5.42%
  Over 5 years ........................................................................        ---           N/A
  Total ...............................................................................      2,965
                                                                                            ------
  State and municipal:

  0-1 year .............................................................................        --           N/A
  Over 1 through 5 years ...............................................................        --           N/A
  Over 5 years .........................................................................       481          6.95%
                                                                                            ------
  Total ................................................................................       481
                                                                                            ------
  Mortgage-backed securities:

  0-1 year ..............................................................................      652          5.00%
  Over 1 through 5 years ................................................................   15,441          6.51
  Over 5 years ..........................................................................    7,882          6.06
  Over 10 years                                                                             ------           N/A
  Total                                                                                     23,975
                                                                                            ------
  Total available for sale debt securities ...........................................      27,421
                                                                                            ======
         (1)    The Company has not invested in any tax-exempt obligations.


         As of December 31, 1999, except for the U.S. Government and its agencies, there was not any issuer within the investment portfolio who represented 10% or more of the shareholders' equity.

         Deposits and Short-Term Borrowings

         The Company's average deposits increased 94.2%, or $46.4 million, to $95.6 million during 1999 from $49.2 million during 1998. This growth is attributed to a 67.0% increase in noninterest-bearing demand deposits, a 66.2% increase in interest-bearing deposits, a 18.1% increase in money market deposits, a 232.2% increase in savings deposits, a 100.7% increase in certificates of deposits of $100,000 or more and a 58.2% increase in other time deposits.

         Average noninterest-bearing demand deposits increased 67.0% to $14.7 million in 1999 from $8.8 million in 1998. As a percentage of average total deposits, these deposits decreased to 15.4% in 1999 from 17.9% in 1998. Noninterest-bearing demand deposits increased 86.1% to $22.0 million at December 31, 1999, from $11.8 million at December 31, 1998. This increase is attributable to large business deposits retained by the Company during 1999.

         Average interest-bearing demand deposits increased 66.2% to $4.9 million in 1999 from $3.0 million in 1998. Savings deposits increased 232.2% to $24.4 million at December 31, 1999, form $7.4 million at December 31, 1998. The increase in average savings deposits is primarily attributable to an increase in the Company's prime investments account which is a specialized savings account that pays interest at 60.0% of the prime rate as quoted in The Wall Street Journal on accounts with a balance of greater than $25,000. Savings deposits increased 117.5% to $39.0 million at December 31, 1999 from $17.9 million at December 31, 1998. The average money market deposits increased 18.1% to $1.7 million at December 31, 1999 from $1.4 million at December 31, 1998. The year end balance of money market deposits increased 18.9% to $1.6 million at December

31, 1999 from $1.3 million at December 31, 1998. This increase is attributable primarily to increases in commercial deposit balances. Average balances of certificates of deposit of $100,000 or more increased 100.7% to $21.2 million at December 31, 1999 from $10.5 million at December 31, 1998. The year end balance of certificates of deposit of $100,000 or more increased 439.7% to $51.5 million at December 31, 1999 from $9.5 million at December 31, 1998. The average balance for other time deposits increased 58.2% to $28.7 million at December 31, 1999 from $18.2 million at December 31, 1998. Other time deposits increased 68.3% to $33.8 million at December 31, 1999 compared to $20.1 million at December 31, 1998. The increases in overall deposit balances results primarily from new deposits obtained as a result of the new branch openings.

         The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:


                                                                     Years Ending December 31,
                                                                     -------------------------
                                                                   1999                              1998
                                                                   ----                              ----
                                                           Average     Average              Average      Average
                                                           Balance      Rate                Balance       Rate
                                                           -------     -------              -------      -------

Deposit Category                                                       (Dollars in thousands)

    Noninterest-bearing demand ...........................14,727        ----- %           $  8,818       -----%
    Interest-bearinQ demand ...............................4,912        2.02                 2,956        2.54
    Monev market ..........................................1,674        2.21                 1,417        2.47
    Savings...............................................24,427        4.72                 7,353        4.72
    Certificates of devosit of $100,000 or more ..........21,165        5.51                10,548        5.49
    Other time ...........................................28,723        5.56                18,161        5.90
                                                          ------                            ------
    Total ...........................................    $95,628        4.24%             $ 49,253        4.28%


         Interest-bearing deposits, including certificates of deposit, will continue to be a major source of funding for the Company. However, there is no specific emphasis placed on time deposits of $100,000 and over. During 1999, aggregate average balances of time deposits of $100,000 and over comprised 22.1% of total deposits compared to 22.2% for the prior year. The average rate on certificates of deposit of $100,000 or more increased to 5.51% in 1999, compared to 5.49% in 1998. The rates on certificates of deposit of $100,000 or more are generally lower than the rates on other time deposits as such certificates are generally shorter in term.

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities:


                                                                               December 31,
                                                                               ------------
                                                              1999                            1998
                                                              ----                            ----
                                                                          (Dollars in thousands)

                                                      Amount        Average           Amount       Average
                                                                     Rate                           Rate
                                                      ------        -------           ------       -------

    3 months or less .............................   $13,475         5.20%            $2,861        4.61%
    3-6 months ...................................    15,191         5.90              1,847        5.22
    6-12 months ..................................    17,180         6.02              1,914        5.69
    Over 12 months ...............................     5,693         5.91              2,927        6.11
                                                     -------                          ------
    Total ........................................   $51,539         5.84%            $9,549        5.49%
                                                     =======                          ======


          Average short-term borrowings increased 106.0% to $14.2 million in 1999 from $6.9 million in 1998. Short-term borrowings consist of treasury tax and loan deposits, Federal Home Loan Bank borrowings, and repurchase agreements with certain commercial customers. In addition, the Company has securities sold under agreements to repurchase, which are classified as secured borrowings. Average treasury tax and loan deposits decreased 7.9% to $1.5 million in 1999 from $1.6 million in 1998. Average Federal Home Loan Bank borrowings were $147,000 in 1999 compared with no borrowings during 1998. Average repurchase agreements with customers increased 138.9% to $12.5 million in 1999 from $5.2 million in 1998. The treasury tax and loan deposits provide an additional liquidity resource to the Company as such funds are invested in Federal funds sold. The repurchase agreements represent an accommodation to commercial customers that seek to maximize their return on liquid assets. The Company invests these funds in Federal funds sold and earns a contractual margin of 50 to 100 basis points on such invested funds.

         Repurchase agreements increased 94.7% to $11.0 million at December 31, 1999 from $5.7 million at December 31, 1998.

         The following table presents the components of short-term borrowings and the average rates on such borrowings for the years ended December 31, 1999 and 1998:


                                                Maximum
                                                Amount                                                       Average
                                            Outstanding at       Average         Average      Ending         Rate at
Year Ended December 31,                        Any Month         Balance          Rate        Balance       Year End
                                                  End

                                                                      (Dollars in thousands)

1999

    Treasury tax and loan deposits ........     $2,473           $1,510           5.39%       $2,242         4.78%
    Repurchase agreements .................     19,293           12,510           4.42        11,037         5.95
    Federal Home Loan Bank borrowings......      5,000              147           5.98         5,000         5.48
                                                                 ------                       ------
      Total ...............................                     $14,167                      $18,279
                                                                 ======                       ======
1998

    Treasury tax and loan deposits .........   $2,539            $1,641           5.97%          $50         4.22%
    Repurchase agreements ..................    7,964             5,237           4.41         5,669         3.72
                                                                 ------                        -----
    Total ......................................                 $6,878                       $5,719
                                                                 ======                        =====


         Capital Resources

         Shareholders' equity decreased 7.9% to $39.2 million in 1999 from $42.6 million in 1998. This decrease results primarily from the Company's net loss for the year of $1.8 million, the repurchase of 135,100 shares of its stock totaling $859,000, and an increase of $657,000 in the net unrealized loss on available for sale securities.

         Average shareholders' equity as a percentage of total average assets is one measure used to determine capital strength. The ratio of average shareholders' equity to average assets increased to 34.3% in 1999 from 32.8% in 1998.

                                                  Regulatory Capital Calculation

                                                        1999                   1998
                                                Amount      Percent        Amount   Percent
                                              --------      -------       -------   -------
                                                           (Dollars in thousands)

  Tier I risk based:

  Actual .....................................$35,778        17.29%       $42,600    61.59%
  Minimum required .............................8,278         4.00          2,579     4.00
                                               ------        -----         ------    -----
  Excess above minimum .......................$27,500        15.02%       $37,128    57.59%
                                               ======        =====         ======    =====

  Total risk based:

  Actual ..................................   $37,636        18.19%       $40,780    63.25%
  Minimum required .........................   16,567         8.00          5,159     8.00
                                               ------        -----         ------    -----
  Excess above minimum ...................    $21,O69        12.00%       $35,621    55.25%
                                               ======        =====         ======    =====

  Leverage:
  Actual .....................................$35,778        20.01%       $39,707    36.44%
  Minimum required .............................6,895         4.00          4,359     4.00
                                               ------        -----         ------    -----
  Excess above minimum .......................$28,625        16.10%       $35,348    32.44%
                                               ======        =====         ======    =====
  Total risked based assets .................$206,957                     $64,487
  Total average assets ......................$172,364                     $84,605


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

         The Company's Tier 1 (to risk-weighted assets) capital ratio decreased to 19.02% in 1999 from 61.59% in 1998. The Company's total risk based capital ratio decreased to 20.00% in 1999 from 63.25% in 1998. These ratios exceed the minimum capital adequacy guidelines imposed by regulatory authorities on banks and bank holding companies, which are 4.00% for Tier 1 capital and 8.00% for total risk based capital. The ratios also exceed the minimum guidelines imposed by the same regulatory authorities to be considered "well-capitalized," which are 6.00% of Tier 1 capital and 10.00% for total risk based capital.

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

         Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on repricing relationships of assets and liabilities during periods of changes in market interest rates. Interest rate sensitivity is managed with a view to maintaining a mix of assets and liabilities that respond to changes in interest rates within an acceptable time frame, thereby managing the effect of interest rate movements on net interest income. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities that are subject to repricing at various time horizons. The differences are interest sensitivity gaps: less than one month, one to three months, four to twelve months, one to five years, over five years and on a cumulative basis. The following table shows interest sensitivity gaps for these different intervals as of December 31, 1999.



                                             One                        Four
                                            Month       One-Three       Twelve   One-Five    One-Five     Noninterest
                                           or Less        Months        Months     Years      Years         Sensitive       Total
                                          --------      ---------      -------   --------    ---------    -----------       ------

 (December 31, 1999)                                                    (Dollars in thousands)

  ASSETS
  Earning assets:
  Available for sale investment
  Securities ..........................      ----           ----          ---      $3,267     $24,343            ---        $27,610

   Other investments ..................      ----           ----          ---         ---         902            ---            902
   Federal funds sold and
       repurchase......................   $19,870           ----          ---         ---         ---            ---         19,870

  Loans ...............................    53,566        $18,042       $9,188      38,242      38,550            ---        157,588
                                          -------        -------        -----       -----      ------          -----        -------
  Total earning assets ................    73,436         18,042        9,188      41,509      63,795            ---        205,970
                                          -------        -------        -----       -----     -------          -----        -------

LIABILITIES

Interest-bearing liabilities:

Interest-bearing demand deposits........  $11,211            ---          ---         ---         ---            ---        $11,211
   Savings deposits ....................   38,025                                                            $   929         38,954
   Money market deposits ...............      ---            ---          ---         ---         ---          1,594          1,594

Certificates of deposit of $100,000 or
   more.................................    2,834       $ 10,641     $ 32,371     $ 5,693         ---            ---         51,539

   Other time deposits .................    1,796          5,394       10,235      16,347         ---            ---         33,772
   Repurchase agreements ...............   11,037            ---          ---         ---         ---            ---         11,037
   Other borrowed funds ................    2,242            ---        5,000         ---         ---            ---          7,242
                                           ------         ------       ------     -------     -------        -------       --------
     Total interest-bearing
     Liabilities .......................   67,145         16,035       47,606      22,040           0          2,523        155,349
                                           ------         ------       ------     -------     -------        -------       --------
Noninterest-bearing demand                    ---            ---          ---         ---         ---         22,036         22,036
deposits

Other noninterest liabilities and
          shareholders' equity ..........     ---            ---          ---         ---         ---         28,585         28,585
                                           ------         ------       ------     -------     -------        -------       -------
  Noninterest-bearing sources
  of funds-net .......................... $   ---       $    ---      $   ---     $   ---     $   ---        $50,621        $50,621
                                           ------         ------       ------     -------     -------        -------        -------

  Interest sensitivity gap:
    Amount .............................. $ 6,291       $  2,007     $(38,418)    $19,469     $63,795       $(53,144)       $   ---
                                           ------         ------       -------     -------     -------        ------
    Cumulative amount ....................$ 6,291       $  8,298     $(30,120)   $(10,651)    $53,144       $    ---        $   ---
    Percent of total earning assets ......   3.05%          0.97%      (18.65%)      9.45%      30.97%        (25.80%)

    Cumulative percent of total
      earning assets......................   3.05%          4.03%      (14.62%)     (5.17%)     25.80%

Ratio of rate sensitive assets to
rate sensitive liabilities................   1.09X          1.13x         .19X       1.88x        N/A


Cumulative ratio of rate sensitive
  assets to rate sensitive liabilities ...   1.09X          1.10x         .77x        .93x       1.35x



         In the current interest rate environment, the liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable performance levels. A decreasing rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing rate environment, earnings are positively impacted. This asset/liability mismatch in pricing is referred to as gap ratio and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap ratio of 1.00 means that assets and liabilities are perfectly matched as to repricing. Management has specified gap ratio guidelines for a one year time horizon of between .60 and 1.20 years for the Bank. At December 31, 1999, the Company had cumulative gap ratios of approximately 1.10 for the three month time period and .77 for the one year period ending December 31, 1999.

Thus, over the next twelve months, rate-sensitive liabilities will reprice faster than rate-sensitive assets.

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

         In addition to the gap analysis, management uses rate shock simulation to measure the rate sensitivity of its balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on the Company's net interest margin. The Company measures its interest rate risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a period of twelve months. The Company's most recent rate shock simulation analysis which was performed as of February 29, 2000, indicates that a 200 basis point decrease in rates would cause an increase in net interest income of $798,000 over the next twelve month period. Conversely, a 200 basis point increase in rates would cause a decrease in net interest income of $798,000 over a twelve month period.

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

         At December 31, 1999, available for sale debt securities with a carrying value of approximately $19.4 million are scheduled to mature within the next five years. Of this amount, $1.2 million is scheduled to mature within one year. The Company's main source of liquidity is Federal funds sold and repurchase agreements. Average Federal funds sold and repurchase agreements were $11.9 million in 1999, or 8.4% of average earning assets, compared to $14.4 million in 1998, or 20.5% of average earning assets. Federal funds sold and repurchase agreements totaled $19.9 million at December 31, 1999, or 9.6% of earning assets, compared to $16.7 million at December 31, 1998, or 15.7% of earning assets.

         At December 31, 1999, loans with a carrying value of approximately $114.5 million are scheduled to mature within the next five years. Of this amount, $62.3 million is scheduled to mature within one year.

         At  December  31,  1999,   time  deposits  with  a  carrying  value  of
approximately $85.3 million are scheduled to mature within the next five years. Of this amount, $63.3 million is scheduled to mature within one year.

         The Company's average loan-to-deposit ratio increased 27 basis points to 108.2% for 1999 and 81.0% for 1998. The Company's total loan-to-deposit ratio decreased 5 basis points to 99.0% at December 31, 1999 from 104.1% at December 31, 1998.

         The Company has short-term funding available through various federal funds lines of credit with other financial institutions and its membership in the Federal Home Loan Bank of Atlanta ("FHLBA"). Further, the FHLBA membership provides the availability of participation in loan programs with varying maturities and terms. At December 31, 1999, the Company had borrowings from the FHLBA in the amount of $5.0 million.

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

Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. SFAS No. 133 will be effective for the first quarter of the year ending December 31, 2001. Retroactive application to financial statements of prior periods is not required. The Company does not currently have any derivative instruments nor is it involved in hedging activities.


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

         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
         -------   ----------------------------------------------------------

         The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-earning liabilities subject to repricing over a specified period and the amount of change in individual interest rates. In the current interest rate environment, the liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable performance levels. A decreasing rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing rate environment, earnings are positively impacted. This asset/liability mismatch in pricing is referred to as gap ratio and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap ratio of 1.00 means that assets and liabilities are perfectly matched as to repricing. Management has specified gap ratio guidelines for a one year time horizon of between .60 and 1.20 years for the Bank. At December 31, 1999, the Company had cumulative gap ratios of approximately 1.10 for the three month time period and .77 for the one year period ending December 31, 1999. Thus, over the next twelve months, rate-sensitive liabilities will reprice faster than rate-sensitive assets.

         Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities which are not reflected in the interest sensitivity analysis report. Prepayments may have significant effects on the Company's net interest margin. Because of these factors and in a static test, interest sensitivity gap reports may not provide a complete assessment of the Company's exposure to changes in interest rates. Management utilizes computerized interest rate simulation analysis to determine the Company's interest rate sensitivity. The table above on page 37 indicates the Company is in an liability sensitive gap position for the first year, then moves into a matched position through the five year period. Overall, due to the factors cited, current simulations results indicate a relatively low sensitivity to parallel shifts in interest rates. A liability sensitive company will generally benefit from a falling interest rate environment as the cost of interest-bearing liabilities falls faster than the yields on interest-bearing assets, thus creating a widening of the net interest margin. Conversely, an asset sensitive company will benefit from a rising interest rate environment as the yields on earning assets rise faster than the costs of interest-bearing liabilities. Management also evaluates economic conditions, the pattern of market interest rates and competition to determine the appropriate mix and repricing characteristics of assets and liabilities required to produce a targeted net interest margin.

         In addition to the gap analysis, management uses rate shock simulation to measure the rate sensitivity of its balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on the Company's net interest margin. The Company measures its interest rate risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a period of twelve months. The Company's most recent rate shock simulation analysis which was performed as of February 29, 2000, indicates that a 200 basis point increase in rates would cause an increase in net interest income of $798,000 over the next twelve month period. Conversely, a 200 basis point decrease in rates would cause a decrease in net interest income of $798,000 over a twelve month period.

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

         The Company does not currently engage in trading activities or use derivative instruments to manage interest rate risk.

         Item 8.   Financial Statements and Supplementary Data.
         ------    -------------------------------------------

The following financial statements are filed with this report:

        Consolidated Balance Sheets - December 31, 1999 and 1998

        Consolidated Statements of Operations - Years ended December 31, 1999,
          1998 and 1997

        Consolidated Statements of Shareholders' Equity - Years ended December
          31, 1999, 1998 and 1997

        Consolidated Statements of Cash Flows - Years ended December 31, 1999,
          1998 and 1997

        Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Florida Banks, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Florida Banks, Inc. (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/Deloitte & Touche LLP

Jacksonville, Florida
Certified Public Accountants
February 11, 2000

FLORIDA BANKS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 and 1998
--------------------------------------------------------------------------------


                                                                          1999             1998

ASSETS

CASH AND DUE FROM BANKS                                          $   6,088,628    $   4,295,139
FEDERAL FUNDS SOLD AND REPURCHASE AGREEMENTS                        19,870,000       16,650,000
                                                                    ----------       ----------
           Total cash and cash equivalents                          25,958,628       20,945,139

INVESTMENT SECURITIES:
  Available for sale, at fair value (cost $28,681,760 and
    $21,968,826 at December 31, 1999 and 1998)                      27,609,601       21,949,929
  Other investments                                                    901,800          291,850

LOANS:

  Commercial real estate                                            69,260,661       25,325,557
  Commercial                                                        68,991,516       33,103,488
  Residential mortgage                                              10,845,841        6,046,666
  Consumer                                                           7,245,919        2,020,954
  Credit card and other loans                                        1,244,256          796,120
                                                                   -----------       ----------
           Total loans                                             157,588,193       67,292,785
  Allowance for loan losses                                         (1,858,040)      (1,073,346)
  Net deferred loan fees                                               (71,341)        (162,334)
                                                                   -----------       ----------
           Net loans                                               155,658,812       66,057,105

PREMISES AND EQUIPMENT, NET                                          2,440,818          822,283

ACCRUED INTEREST RECEIVABLE                                          1,021,175          478,700

DEFERRED INCOME TAXES, NET                                           4,365,270        2,893,078

OTHER ASSETS                                                           185,467          128,086
                                                                   -----------      -----------
TOTAL ASSETS                                                     $ 218,141,571    $ 113,566,170
                                                                   ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:

  Noninterest-bearing demand                                     $  22,035,567    $  11,840,430
  Interest-bearing demand                                           11,211,366        3,913,509
  Regular savings                                                   38,954,093       17,910,355
  Money market accounts                                              1,593,930        1,340,779
  Time $100,000 and over                                            51,538,664        9,549,263
  Other time                                                        33,772,060       20,066,271
                                                                   -----------      -----------
          Total deposits                                           159,105,680       64,620,607

REPURCHASE AGREEMENTS                                               11,037,111        5,668,664

OTHER BORROWED FUNDS                                                 7,242,352           49,813

ACCRUED INTEREST PAYABLE                                               616,549          218,897

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                  905,024          420,340
                                                                   -----------      -----------
          Total liabilities                                        178,906,716       70,978,321
                                                                   -----------      -----------
COMMITMENTS (NOTE 8)

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; 30,000,000 shares authorized
   5,853,756 and 5,852,756 shares issued, respectively                  58,538           58,528
  Additional paid-in capital                                        46,219,104       46,209,114
  Warrants                                                             164,832          164,832
  Accumulated deficit (deficit of $8,134,037
    eliminated upon quasi-reorganization on December 31, 1995)      (5,680,069)      (3,832,909)
  Treasury stock, 135,100 shares at cost                              (858,844)
  Accumulated other comprehensive loss, net of tax                    (668,706)         (11,716)
                                                                   -----------      -----------
          Total shareholders' equity                                39,234,855       42,587,849
                                                                   -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 218,141,571    $ 113,566,170
                                                                   ===========      ===========
See notes to consolidated financial statements.

FLORIDA BANKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------



                                                                            1999            1998            1997
                                                                    ------------    ------------    ------------


INTEREST INCOME:
  Loans, including fees                                             $  9,075,607    $  3,826,324    $  3,352,741
  Investment securities                                                1,518,052         874,374         583,590
  Federal funds sold                                                     257,042         454,257         365,658
  Repurchase agreements                                                  332,871         277,165
                                                                      ----------      ----------      ----------
          Total interest income                                       11,183,572       5,432,120       4,301,989
                                                                      ----------      ----------      ----------
INTEREST EXPENSE:
  Deposits                                                             4,053,353       2,107,343       2,075,429
  Repurchase agreements                                                  552,499         230,840         178,200
  Borrowed funds                                                          90,442          98,272          42,099
                                                                      ----------      ----------      ----------
          Total interest expense                                       4,696,294       2,436,455       2,295,728
                                                                      ----------      ----------      ----------
NET INTEREST INCOME                                                    6,487,278       2,995,665       2,006,261

PROVISION FOR LOAN LOSSES                                              1,610,091         629,000          60,000
                                                                      ----------      ----------      ----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                      4,877,187       2,366,665       1,946,261
                                                                      ----------      ----------      ----------
NONINTEREST INCOME:
  Service fees                                                           454,660         382,359         324,693
  Gain on sale of loans                                                    1,135         105,635          94,805
  (Loss) gain on sale of available for sale investment securities         (4,274)          8,197           7,635
  Other noninterest income                                                90,442          97,315          76,596
                                                                      ----------      ----------      ----------
                                                                         541,963         593,506         503,729
                                                                      ----------      ----------      ----------
NONINTEREST EXPENSES:
  Salaries and benefits                                                5,290,803       5,379,989         999,382
  Occupancy and equipment                                                951,155         486,148         256,160
  Data processing                                                        265,499         142,315          92,633
  Financing costs                                                                        972,000
  Other                                                                1,834,634         922,342         493,848
                                                                      ----------      ----------      ----------
                                                                       8,342,091       7,902,794       1,842,023
                                                                      ----------      ----------      ----------
(LOSS) INCOME BEFORE (BENEFIT) PROVISION
  FOR INCOME TAXES                                                    (2,922,941)     (4,942,623)        607,967

(BENEFIT) PROVISION FOR INCOME TAXES                                  (1,075,781)       (350,007)        231,998
                                                                      ----------      ----------      ----------
NET (LOSS) INCOME                                                   $ (1,847,160)   $ (4,592,616)   $    375,969
                                                                      ==========      ==========      ==========
(LOSS) EARNINGS PER SHARE:
  Basic                                                             $      (0.32)   $      (1.46)   $       0.31
                                                                      ==========      ==========      ==========
  Diluted                                                           $      (0.32)   $      (1.46)   $       0.29
                                                                      ==========      ==========      ==========

See notes to consolidated financial statements.

FLORIDA BANKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------



                                                                                                           Additional
                                                        Preferred Stock              Common Stock            Paid-In
                                                 --------------------------    --------------------------
                                                   Shares      Par Value          Shares      Par Value      Capital

BALANCE, JANUARY 1, 1997                                                           1,215,194    $ 12,152    $ 2,883,207

Comprehensive income:

  Net income

  Unrealized gain on available for sale
    investment securities, net of tax of $2,520
      Comprehensive income

Adjustment to deferred tax asset
  valuation allowance subsequent
  to quasi-reorganization                                                                                     2,654,789
                                                                                   ---------   ---------      ---------
BALANCE, DECEMBER 31, 1997                                                         1,215,194      12,152      5,537,996

Comprehensive loss:

  Net loss

  Unrealized loss on available for sale
    investment securities, net of tax of $7,181
      Comprehensive loss

Issuance of common stock, net                                                      4,100,000      41,000     37,351,948

Exercise of stock options                                                            159,806       1,598        238,402

Income tax benefit resulting from the
exercise of stock options                                                                                       118,265

Issuance of common stock   to founders                                               297,000       2,970      2,155,718

Issuance of units                                                                     80,800         808        807,192

Issuance of preferred stock                           60,600     $ 606,000

Redemption of preferred stock                        (60,600)     (606,000)

Purchase of fractional shares                                                            (44)                      (407)
                                                      -------      --------            -----      ------          -----

BALANCE, DECEMBER 31, 1998                                                         5,852,756      58,528     46,209,114

Comprehensive loss:

  Net loss
  Unrealized loss on available for sale
    investment securities, net of tax of $396,270
      Comprehensive loss

Exercise of stock options                                                              1,000          10          9,990

Purchase of treasury stock

                                                      ---------    --------        ---------   ---------   ------------
BALANCE, DECEMBER 31, 1999                            $                            5,853,756    $ 58,538   $ 46,219,104
                                                      =========    ========        =========   =========   ============


See notes to consolidated financial statements.

--------------------------------------------------------------------------------


                                                   Accumulated
                                                      Other
                                 Retained           Comprehensive
                  Treasury       Earnings         Income (Loss),
   Warrants        Stock         (Deficit)          Net of Tax            Total

                                $ 383,738           $ (9,655)         $ 3,269,442



                                  375,969                                 375,969

                                                      13,435               13,435
                                                                           ------
                                                                          389,404

                                                                        2,654,789
                                   -------           -------            ---------
                                   759,707             3,780            6,313,635



                                (4,592,616)                            (4,592,616)

                                                     (15,496)             (15,496)
                                                                        ----------
                                                                       (4,608,112)

                                                                       37,392,948

                                                                          240,000

                                                                          118,265

                                                                        2,158,688

     $ 164,832                                                            972,832

                                                                          606,000

                                                                         (606,000)

                                                                             (407)
       -------                   ----------          -------            ---------
       164,832                   (3,832,909)         (11,716)          42,587,849



                                 (1,847,160)                           (1,847,160)

                                                    (656,990)            (656,990)
                                                                        ---------
                                                                       (2,504,150)

                                                                           10,000

                   $ (858,844)                                           (858,844)
    ----------     -----------  ------------       ----------         -----------

    $ 164,832      $ (858,844)  $(5,680,069)       $(668,706)         $ 39,234,855
    ==========     ===========  ============       ==========         ============



FLORIDA BANKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------


                                                                                    1999             1998             1997
                                                                           -------------    -------------    -------------

OPERATING ACTIVITIES:
  Net (loss) income                                                        $  (1,847,160)   $  (4,592,616)   $     375,969
  Adjustments to reconcile net (loss) income to net
    cash (used in) provided by operating activities:
      Depreciation and amortization                                              350,204          165,327          109,595
      Loss on disposition of furniture and equipment                                 450
      Deferred income tax (benefit) expense                                   (1,075,781)        (350,007)         231,998
      Loss (gain) on sale of securities                                            4,274           (8,197)          (7,635)
      Amortization of premiums on investments, net                                41,064           35,070            6,072
      Provision for loan losses                                                1,610,091          629,000           60,000
      Increase in accrued interest receivable                                   (542,475)        (126,748)         (46,611)
      Increase in other assets                                                   (57,381)         (74,380)          (7,237)
      Increase in accrued interest payable                                       397,652           20,080           19,989
      Increase (decrease) in other liabilities                                   484,684         (552,531)         (16,654)
      Noncash compensation and financing costs                                                  3,939,054
                                                                           -------------    -------------    -------------
           Net cash (used in) provided by operating activities                  (634,378)        (915,948)         725,486
                                                                           -------------    -------------    -------------

INVESTING ACTIVITIES:
  Proceeds from sales, paydowns and maturities
   of investment securities:
    Available for sale                                                        28,974,876       11,672,088       13,543,810
    Other                                                                                          28,600
  Purchases of investment securities:
    Available for sale                                                       (35,733,287)     (23,221,902)     (15,698,714)
    Other                                                                       (609,950)          (7,400)         (42,200)
  Net increase in loans                                                      (91,211,798)     (33,447,205)      (2,104,078)
  Purchases of premises and equipment                                         (1,969,539)        (435,620)        (133,020)
  Proceeds from the sale of premises and equipment                                   350
  Cash resulting from merger                                                                      163,971
                                                                            ------------       ----------    -------------
           Net cash used in investing activities                            (100,549,348)     (45,247,468)      (4,434,202)
                                                                           -------------    -------------    -------------

FINANCING ACTIVITIES:
  Net increase in demand deposits,
    money market accounts and savings accounts                                38,789,882       18,266,411          600,054
  Net increase (decrease) in time deposits                                    55,695,191          894,024         (665,952)
  Proceeds from issuance of common stock, net                                                  38,129,956
  Exercise of stock options                                                       10,000          240,000
  Redemption of preferred stock                                                                  (606,000)
  Payment of note payable                                                                        (250,000)
  Purchase of treasury stock                                                    (858,844)
  Purchase of fractional shares                                                                      (407)
  Proceeds from FHLB advances                                                  5,000,000
  Increase (decrease) in repurchase agreements                                 5,368,447         (242,849)         522,073
  Increase (decrease) in other borrowed funds                                  2,192,539       (2,355,791)       1,386,968
                                                                           -------------    -------------    -------------
           Net cash provided by financing activities                         106,197,215       54,075,344        1,843,143
                                                                           -------------    -------------    -------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                         5,013,489        7,911,928       (1,865,573)

CASH AND CASH EQUIVALENTS:

  Beginning of year                                                           20,945,139       13,033,211       14,898,784
                                                                           -------------    -------------    -------------

  End of year                                                              $  25,958,628    $  20,945,139    $  13,033,211
                                                                           =============    =============    =============

See notes to consolidated financial statements.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------


l.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997   (Continued)

--------------------------------------------------------------------------------


      Management has established a policy to discontinue accruing interest (nonaccrual status) on a loan after it has become 90 days delinquent as to payment of principal or interest unless the loan is considered to be well collateralized and the Company is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent if management believes that the borrower's financial condition is such that collection of interest or principal is doubtful. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is estimated to be uncollectible. Interest income on nonaccrual loans is recognized only as received.

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

      Impaired loans are loans for which it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Impairment losses are measured by the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at either the loan's observable market price or the fair value of the collateral. Interest income on impaired loans is recognized only as received.

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

      Income Taxes - Deferred tax liabilities are recognized for temporary differences that will result in amounts taxable in the future and deferred tax assets are recognized for temporary differences and tax benefit carryforwards that will result in amounts deductible or creditable in the future. Net deferred tax liabilities or assets are recognized through charges or credits to the deferred tax provision. A deferred tax valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Subsequent to the Company's quasi-reorganization (see note 14) reductions in the deferred tax valuation allowance are credited to paid in capital.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997   (Continued)
--------------------------------------------------------------------------------


      Repurchase Agreements - Repurchase agreements consist of agreements with customers to pay interest daily on funds swept into a repo account based on a rate of .75% to 1.00% below the Federal funds rate. Such agreements generally mature within one to four days from the transaction date. In addition, the Company has securities sold under agreements to repurchase, which are classified as secured borrowings. Such borrowings generally mature within one to thirty days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. Information concerning repurchase agreements for the years ended December 31, 1999 and 1998 is summarized as follows:

                                                         1999           1998

        Average balance during the year              $ 12,505,681   $ 5,236,857
        Average interest rate during the year                4.42%         4.41%
        Maximum month-end balance during the year    $ 19,293,496   $ 7,964,257



      Other Borrowed Funds - Other borrowed funds consist of Federal Home Loan Bank borrowings and treasury tax and loan deposits. Treasury tax and loan deposits generally are repaid within one to 120 days from the transaction date.

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

      Supplementary Cash Flow Information - Cash and cash equivalents include cash and due from banks, Federal funds sold and repurchase agreements. Generally, Federal funds and repurchase agreements are sold for one day periods. Interest paid on deposits and borrowed funds for the years ended December 31, 1999, 1998 and 1997 was $4,298,642, $2,416,375 and
      $2,275,739, respectively.

      Recent Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. SFAS No. 133 will be effective for the first quarter of the year ending December 31, 2001. Retroactive application to financial statements of prior periods is not required. The Company does not currently have any derivative instruments nor is it involved in hedging activities.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997   (Continued)
--------------------------------------------------------------------------------


2.    INVESTMENT SECURITIES

      The amortized cost and estimated fair value of available for sale investment securities as of December 31, 1999 and 1998 are as follows:

                                                                   Gross          Gross
                                                Amortized       Unrealized      Unrealized         Fair
                                                   Cost            Gains          Losses           Value
December 31, 1999
  U.S. Treasury securities and
    other U.S. agency obligations               $  3,002,132                   $    (37,568)   $  2,964,564
  State and municipal                                500,000                        (18,630)        481,370
  Mortgage-backed securities                      24,990,628   $      5,933      (1,021,894)     23,974,667
                                                ------------   ------------    ------------    ------------

     Total debt securities                        28,492,760          5,933      (1,078,092)     27,420,601

  Marketable equity securities                       189,000                                        189,000
                                                ------------   ------------    ------------    ------------

     Total securities available for sale        $ 28,681,760   $      5,933    $ (1,078,092)   $ 27,609,601
                                                ============   ============    ============    ============

December 31, 1998
  U.S. Treasury securities and
    other U.S. agency obligations               $  5,011,331   $     38,312                    $  5,049,643
  Mortgage-backed securities                      16,957,495         31,158    $    (88,367)     16,900,286
                                                ------------   ------------    ------------    ------------

                                                $ 21,968,826   $     69,470    $    (88,367)   $ 21,949,929
                                                ============   ============    ============    ============


      Expected maturities of debt securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The amortized cost and estimated fair value of debt securities available for sale, at December 31, 1999, by contractual maturity, are shown below:




                                                    Amortized         Fair
                                                       Cost          Value

Due before one year                             $     501,162     $   501,094
Due after one year through five years               2,500,970       2,463,471
Due after five years through ten years                500,000         481,369
                                                     --------         -------
                                                    3,502,132       3,445,934
Mortgage-backed securities                         24,990,628      23,974,667
                                                  -----------       ----------

      Total                                      $ 28,492,760     $ 27,420,601
                                                 =============    ============

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997   (Continued)
--------------------------------------------------------------------------------


      Investment securities with a carrying value of $16,316,693 and $16,135,926 were pledged as security for certain borrowed funds and public deposits held by the Company at December 31, 1999 and 1998, respectively.

3.    LOANS

      Changes in the allowance for loan losses are summarized as follows:

                                                    1999              1998

        Balance, beginning of year             $ 1,073,346       $   481,462

        Provision for loan losses                1,610,091           629,000
        Charge-offs                               (857,732)          (64,981)
        Recoveries                                  32,335            27,865
                                               ------------      -----------

        Balance, end of year                   $ 1,858,040       $ 1,073,346
                                               ============      ===========


      The Company's primary lending area is the state of Florida. Although the Company's loan portfolio is diversified, a significant portion of its loans are collateralized by real estate. Therefore the Company could be susceptible to economic downturns and natural disasters. It is the Company's lending policy to collateralize real estate loans based upon certain loan to appraised value ratios.

      Nonaccrual loans totaled approximately $1,100,000 and $725,000 of which approximately $733,000 and $150,000 is guaranteed by the SBA at December 31, 1999 and 1998, respectively. The effects of carrying nonaccrual loans during 1999, 1998, and 1997 resulted in a reduction of interest income of approximately $76,000, $38,000 and $0, respectively.

      Loans considered impaired totaled approximately $2,284,000 and $1,870,000 of which approximately $497,000 and $649,000 is guaranteed by the SBA at December 31, 1999 and 1998, respectively. The total allowance for loan losses related to these loans was approximately $63,000 and $580,000 at December 31, 1999 and 1998, respectively. The interest income recognized on impaired loans for the year ended December 31, 1999, 1998, and 1997 was not significant.

      The Company lends to shareholders, directors, officers, and their related business interests on substantially the same terms as loans to other individuals and businesses of comparable credit worthiness. Such loans outstanding were approximately $186,000 and $199,000 at December 31, 1999 and 1998. During the year ended December 31, 1999, such shareholders, directors, officers and their related business interest borrowed approximately $799,000 from the Company and repaid approximately $655,000.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997   (Continued)
--------------------------------------------------------------------------------


4.    PREMISES AND EQUIPMENT

      Major classifications of these assets are as follows:


                                                       1999           1998

        Land                                       $     95,000
        Construction in process                          37,500
        Leasehold improvements                          753,463    $   292,096
        Furniture, fixtures and equipment             2,519,854      1,154,681
                                                   ------------     ----------
                                                      3,405,817      1,446,777
        Accumulated depreciation and
          amortization                                 (964,999)      (624,494)
                                                  -------------     ----------

                                                   $  2,440,818    $   822,283
                                                  =============     ==========


      Depreciation and amortization amounted to $350,204, $165,327 and $109,595 for the years ended December 31, 1999, 1998 and 1997, respectively.

5.    INCOME TAXES

     The components of the provision for income tax expenses for the years ended December 31, 1999, 1998 and 1997 are as follows:


                                              1999            1998       1997


        Deferred tax (benefit) expense    $(1,075,781)    $(350,007)  $ 231,998
                                         -------------   ----------- ---------

                                          $(1,075,781)    $(350,007)  $ 231,998
                                          =============   =========== =========


      Income taxes for the years ended December 31, 1999, 1998 and 1997, differ from the amount computed by applying the federal statutory corporate rate to earnings before income taxes as summarized below:


                                                                 1999              1998            1997

        (Benefit) provision based on Federal income
        tax rate                                             $ (993,800)       $(1,680,491)    $  204,216
        Noncash compensation and financing costs                                 1,339,279
        Nondeductible items, state income taxes
          net of federal benefit and other                      (81,981)            (8,795)        27,782
                                                              ------------       ----------     ---------

                                                             $(1,075,781)      $  (350,007)     $ 231,998
                                                             =============       ==========     =========


     At December 31, 1999 and 1998, the Bank had tax operating loss carryforwards of approximately $9,193,000 and $7,597,000, respectively. During the year ended December 31, 1997, the Bank utilized net operating loss carryforwards to reduce current taxes payable by approximately

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997   (Continued)
--------------------------------------------------------------------------------


     $236,000. The utilization of net operating losses for the year ended December 31, 1997 (a period subsequent to the date of the Bank's quasi reorganization) and the complete recognition of all remaining deferred tax assets at December 31, 1997, totaling approximately $2,423,000, have been reflected as an increase to additional paid-in capital.

      The components of net deferred income taxes at December 31, 1999 and 1998 are as follows:


                                                        1999            1998
        Deferred tax assets:
          Net operating loss carryforwards           $ 3,278,623     $ 2,693,993
          Allowance for loan losses                      544,137         249,007
          Loan fees                                       26,846          61,086
          Unrealized loss on investment securities       403,451           7,181
          Cash to accrual adjustment                     150,343
          Other                                           22,362          14,561
                                                      ----------      ----------
                                                       4,425,762       3,025,828
                                                      ----------      ----------
        Deferred tax liabilities:
          Accumulated depreciation                        60,492          60,492
          Cash to accrual adjustment                                      72,258
                                                          ------          ------

                                                          60,492         132,750
                                                          -------        -------

        Deferred tax assets, net                    $  4,365,270    $  2,893,078
                                                    ============    ============



      At December 31, 1999, the Bank had tax net operating loss carryforwards of approximately $9,193,000. Such carryforwards expire as follows: $597,000 in 2004, $1,588,000 in 2005, $1,171,000 in 2006, $1,919,000 in 2007,
      $1,620,000 in 2008,  $92,000 in 2009,  $643,000 in 2018 and  $1,563,000 in
      2019. A change in ownership on August 4, 1998, as defined in section 382 of the Internal Revenue Code, limits the amount of net operating loss carryforwards utilized in any one year to approximately $700,000.

      At December 31, 1999 and 1998, the Bank assessed its earnings history and trends over the past three years, its estimate of future earnings, and the expiration dates of the loss carryforwards and has determined that it is more likely than not that the deferred tax assets will be realized. Accordingly, no valuation allowance is recorded at December 31, 1999 and 1998.

6.       DEPOSITS

      At December 31, 1999, the scheduled maturities of time deposits are as follows:

          2000                                       $ 63,271,768
          2001                                         10,539,925
          2002                                          2,604,287
          2003                                          3,375,854
          2004                                          5,518,890
                                                        ---------

        Total                                       $  85,310,724
                                                       ==========

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997   (Continued)
--------------------------------------------------------------------------------


7.       OTHER BORROWED FUNDS

      Other borrowed funds at December 31, 1999 and 1998 are summarized as follows:


                                                   1999               1998

        Treasury tax and loan deposits             $ 2,242,352       $ 49,813

        Federal Home Loan Bank advance,
          maturing on December 21, 2009,
          subject to early
          termination;
          interest is fixed at 5.48%                 5,000,000
                                                     ---------       --------
                                                   $ 7,242,352       $ 49,813
                                                   ===========       ========

      Treasury tax and loan deposits are generally repaid within one to 120 days form the transaction date.

      The Federal Home Loan Bank of Atlanta has the option to convert the above $5,000,000 advance into a three month LIBOR-based floating rate advance effective June 21, 2000 and any payment date thereafter with at least two business days prior notice to the Company.

      If the Federal Home Loan Bank elects to convert this advance, then the Company may elect, with at least two business days prior written notice, to terminate in whole or part this transaction without payment of a termination amount on any subsequent payment date. The Company may elect to terminate the advance and pay a prepayment penalty, with two days prior written notice, if the Federal Home Loan Bank does not elect to convert this advance.

8.    COMMITMENTS

      The Bank is obligated under certain noncancellable operating leases for office space and office property. Rental expense for 1999, 1998 and 1997 was approximately $455,000, $160,000 and $116,000, respectively, and is included in net occupancy and equipment expense in the accompanying statements of income. The following is a schedule of future minimum lease payments at December 31, 1999.


        Year Ending December 31:

                       2000                         $ 743,483
                       2001                           720,961
                       2002                           690,287
                       2003                           692,986
                       2004                           498,815
                       Later years                  3,635,318
                                                    ---------
                                                   $6,981,850
                                                    =========


9.    STOCK OPTIONS

      During 1994, the Bank's Board of Directors approved a Stock Option Plan (the "Plan") for certain key officers, employees and directors whereby
      300,000 shares of the Bank's common stock were made available through qualified incentive stock options and non-qualified stock options. The Plan specifies that the exercise price per share of common stock under

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997   (Continued)
--------------------------------------------------------------------------------


     each option shall not be less than the fair market value of the common stock on the date of the grant, except for qualified stock options granted to individuals who own either directly or indirectly more than 10% of the outstanding stock of the Bank. For qualified stock options granted to those individuals owning more than 10% of the Bank's outstanding stock, the exercise price shall not be less than 110% of the fair market value of the common stock on the date of grant. Options issued under the Plan expire ten years after the date of grant, except for qualified stock options granted to more than 10% shareholders as defined above. For qualified stock options granted to more than 10% shareholders, the expiration date shall be five years from the date of grant or earlier if specified in the option agreement. During 1994, the Bank granted stock options to purchase 240,000 shares of the Bank's common stock at an exercise price of $1.00. Such stock options were exercised during 1998 and the Company recorded an increase to additional paid-in capital of $118,265 equal to the resulting income tax benefit. No options were granted during 1997.

      During July 1988, the Bank granted stock warrants to purchase 225,000 shares of the Bank's common stock at an exercise price of $10.25. Such warrants expired June 10, 1998.

      On June 4, 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"), effective March 31, 1998, which provides for the grant of incentive or non-qualified stock options to certain directors, officers and key employees who participate in the Plan. An aggregate of 900,000 shares of common stock are reserved for issuance pursuant to the 1998 Plan. During 1999 and 1998, the Company granted stock options to purchase 98,350 and 524,498 shares, respectively, of the Company's common stock at an exercise price of $10.00 per share.

      If compensation cost for stock options granted in 1999 and 1998 was determined based on the fair value at the grant date consistent with the method prescribed by SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:


                                              1999               1998
        Net loss
          As reported                    $ (1,847,160)      $ (4,592,616)
          Pro forma                        (1,969,054)        (5,621,732)
        Loss per share - Basic
          As reported                           (0.32)             (1.46)
          Pro forma                             (0.34)             (1.79)


      Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted in 1999 and 1998, respectively: dividend yield of 0%, expected volatility of 27.50% and 27.70%, risk-free interest rate of 4.30% and 4.60%, and an expected life of 10 years. There were no stock options granted in 1997.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997   (Continued)
--------------------------------------------------------------------------------


      A summary of the status of fixed stock option grants under the Company's stock-based compensation plans as of December 31, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below:


                                          1999                             1998                       1997
                                           Weighted Average                  Weighted Average            Weighted Average
                            Options         Exercise Price      Options       Exercise Price  Options    Exercise Price

Outstanding -
    Beginning of year           524,498        $ 10.00           159,806        $ 1.50         159,806      $ 1.50
Granted                          98,350          10.00           524,498         10.00
Cancelled                       (60,000)         10.00
Exercised                        (1,000)         10.00          (159,806)         1.50
                                 --------       ------          ---------         ----        --------       ------
Outstanding -
    End of year                 561,848        $ 10.00           524,498       $ 10.00         159,806       $ 1.50
                               ========       ========          ========      ========        ========       ======

Options exercisable
  at year end                   387,491        $ 10.00           339,000       $ 10.00         159,806       $ 1.50

Fair value of options
  granted during the year     $ 314,110                      $ 2,504,382

Weighted average
  remaining life                   8.73                             9.61


      Remaining   non-exercisable   options  as  of  December  31,  1999  become
exercisable as follows:

          2000                                           52,606
          2001                                           45,506
          2002                                           40,990
          2003                                           23,865
          2004                                           11,390
                                                         ------
                                                        174,357
                                                        =======

10.   FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

      The Company originates financial instruments with off-balance sheet risk in the normal course of business, usually for a fee, primarily to meet the financing needs of its customers. The financial instruments include commitments to fund loans, letters of credit and unused lines of credit. These commitments involve varying degrees of credit risk, however, management does not anticipate losses upon the fulfillment of these commitments.

      At December 31, 1999, financial instruments having credit risk in excess of that reported in the balance sheet totaled approximately $69,000,000.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997   (Continued)
--------------------------------------------------------------------------------


11.      CONDENSED FINANCIAL INFORMATION OF FLORIDA BANKS, INC. (PARENT ONLY)

      The following represents the parent only condensed balance sheet as of December 31, 1999 and 1998 and the related condensed statement of operations and statement of cash flows for the year ending December 31, 1999 and the period from August 4, 1998, the effective date of the merger, through December 31, 1998.


Condensed Balance Sheet                                            1999            1998

Assets

Cash and repurchase agreements                                $  7,181,793    $ 12,718,376
Due from Florida Bank, N.A                                                             898
Available for sale investment securities, at
  fair value (cost $9,775,921 and $5,834,057, respectively)      9,639,524       5,810,033
Loans

  Commercial                                                     3,920,588       4,176,193
  Commercial real estate                                         3,557,234       1,749,848
  Consumer                                                         300,000
                                                              ------------    ------------
    Total loans                                                  7,777,822       5,926,041
  Allowance for loan losses                                        (74,411)
                                                              ------------    ------------
    Net loans                                                    7,703,411       5,926,041

Premises and equipment, net                                        250,344          45,281
Accrued interest receivable                                        112,504          27,930
Deferred income taxes, net                                         350,292         162,435
Prepaid and other assets                                            43,904
Investment in subsidiary                                        20,918,586      18,210,770
                                                              ------------    ------------
    Total assets                                              $ 46,200,358    $ 42,901,764
                                                              ============    ============

Liabilities and Stockholders' Equity

  Repurchase agreements                                       $  6,058,000
  Accounts payable and accrued expenses                            323,868    $    326,223

Stockholders' Equity

  Common stock                                                      58,538          58,528
  Additional paid-in capital                                    46,219,104      46,209,114
  Warrants                                                         164,832         164,832
  Treasury stock                                                  (858,844)
  Accumulated deficit                                           (5,680,069)     (3,832,909)
  Accumulated other comprehensive loss,
    net of tax                                                     (85,071)        (24,024)
                                                              ------------    ------------
    Total liabilities and stockholders' equity                $ 46,200,358    $ 42,901,764
                                                              ============    ============

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997   (Continued)
--------------------------------------------------------------------------------



Condensed Statement of Operations                                    1999           1998

Income                                                         $ 1,330,858    $   529,337
Equity in undistributed loss of Florida Bank, N.A               (1,289,184)      (615,598)
Expenses                                                        (2,063,983)    (4,873,126)
Income tax benefit                                                 175,149        162,435
                                                               -----------    -----------

Net loss                                                       $(1,847,160)   $(4,796,952)
                                                               ===========    ===========


Condensed Statement of Cash Flows

Operating activities:
  Net loss                                                    $ (1,847,160)  $ (4,796,952)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Noncash compensation and financing costs                                  3,939,054
      Equity in undistributed loss of Florida Bank, N.A          1,289,184        615,598
      Depreciation and amortization                                 37,289          8,582
      Deferred income tax benefit                                 (136,531)      (162,435)
      Gain on sale of investment securities                        (42,250)
      Amortization of premiums on investments, net                   8,720
      Provision for loan losses                                     74,411
      Amortization of loan premiums                                  3,043
      Increase in accrued interest receivable                      (84,574)        (8,009)
      Decrease (increase) in due from Florida Bank, N.A                898           (898)
      Increase in prepaid and other assets                         (43,904)
      Decrease in accounts payable and accrued expenses             (2,355)      (540,610)
                                                              ------------    ------------
        Net cash used in operating activities                     (743,229)      (945,670)
                                                              ------------    ------------

  Investing activities:
    Purchase of premises and equipment                            (250,822)       (13,376)
    Proceeds from sales, paydowns and maturities
      of investment securities                                   4,929,200
    Purchase of investment securities                           (8,837,534)    (5,834,057)
    Net increase in loans                                       (1,854,824)    (5,926,041)
    Capital contributed to Florida Bank, N.A                    (4,000,000)   (12,000,000)
                                                              ------------    ------------
        Net cash used in financing activities                  (10,013,980)   (23,773,474)
                                                              ------------    ------------

  Financing activities:
    Increase in repurchase agreements                            6,058,000
    Proceeds from advance from Florida Bank, N.A                    11,470
    Proceeds from sale of common stock                                         38,129,956
    Net proceeds from the exercise of stock options                 10,000
    Payment of note payable                                                      (250,000)
    Redemption of preferred stock                                                (606,000)
    Purchase of fractional shares                                                    (407)
    Purchase of treasury stock                                    (858,844)
                                                              ------------    -----------
        Net cash provided by financing activities                5,220,626     37,273,549
                                                              ------------    -----------

Net (decrease) increase in cash and cash equivalents            (5,536,583)    12,554,405
Cash and cash equivalents at beginning of period                12,718,376        163,971
                                                              ------------    -----------
Cash and cash equivalents at end of period                    $  7,181,793   $ 12,718,376
                                                              ============   ============

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997   (Continued)
--------------------------------------------------------------------------------



12.   REGULATORY MATTERS

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 1999 and 1998, notifications from the Office of the Comptroller of the Currency categorized the Bank as adequately capitalized and well capitalized, respectively, under the regulatory framework for prompt corrective action. To be categorized as adequately or well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Company's and Bank's actual capital amounts and ratios are also presented in the following table.


                                                                                              To be Well
                                                                                           Capitalized Under
                                                                For Capital                Prompt Corrective
                                      Actual                 Adequacy Purposes             Action Provisions
                            ---------------------------------------------------------------------------------------
                                 Amount       Ratio         Amount         Ratio         Amount           Ratio
As of December 31, 1999:
  Total capital

    (to risk-weighted assets)
      Florida Banks, Inc.       $ 37,636,000  18.19 % >    $ 16,567,000 >  8.00 %           N/A            N/A
                                                      -                 -
      Florida Bank, N.A.          18,926,000  10.53   >      14,380,000 >  8.00 >    $ 17,974,000 >      10.00 %
                                                      -                 -       -                 -

  Tier I capital
    (to risk-weighted assets)
      Florida Banks, Inc.         35,778,000  17.29   >       8,278,000 >  4.00          N/A               N/A
                                                      -                 -
      Florida Bank, N.A.          17,142,000   9.54   >       7,190,000 >  4.00 >      10,785,000 >       6.00
                                                      -                 -       -                 -

  Tier I capital
    (to average assets)
      Florida Banks, Inc.         35,778,000  20.01   >       6,915,000 >  4.00          N/A               N/A
                                                      -                 -
      Florida Bank, N.A.          17,142,000  10.35   >       6,627,000 >  4.00 >       8,284,000 >       5.00
                                                      -                 -       -                 -

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)
--------------------------------------------------------------------------------

                                                                                             To be Well
                                                                                         Capitalized Under
                                                                For Capital              Prompt Corrective
                                      Actual                 Adequacy Purposes           Action Provisions
                            -------------------------------------------------------------------------------------
                                 Amount       Ratio         Amount        Ratio         Amount          Ratio
As of December 31, 1998:
  Total capital
    (to risk-weighted assets)
      Florida Banks, Inc.       $ 40,780,000  63.25 % >    $ 5,159,000 >  8.00 %          N/A         N/A
                                                      -                -
      Florida Bank, N.A.          15,446,000  26.34   >      4,690,000 >  8.00 >    $ 5,863,000 >   10.00 %
                                                      -                -       -                -

  Tier I capital
    (to risk-weighted assets)
      Florida Banks, Inc.         39,707,000  61.59>         2,579,000 >  4.00             N/A        N/A
                                                   -                   -
      Florida Bank, N.A.          14,576,000  24.86>         2,345,000 >  4.00 >      3,518,000 >    6.00
                                                   -                   -       -                -

  Tier I capital
    (to average assets)
      Florida Banks, Inc.         39,707,000  36.44>         4,359,000 >  4.00             N/A        N/A
                                                   -                   -
      Florida Bank, N.A.          14,576,000  17.01>         3,427,000 >  4.00 >      4,284,000 >    5.00
                                                   -                   -       -                -



      The following is a reconciliation of shareholders' equity as reported in the financial statements to regulatory capital for Florida Banks, Inc. as of December 31, 1999 and 1998:



                                                                                    Tier I              Total
                                                               Leverage           Risk Based          Risk Based
                                                                Capital             Capital            Capital

December 31, 1999:
  Shareholders' equity                                      $ 39,235,000       $ 39,235,000       $ 39,235,000
  Disallowed deferred tax asset                               (4,126,000)        (4,126,000)        (4,126,000)
  Unrealized loss on available for sale
    investment securities                                        669,000            669,000            669,000
  Allowance for loan loss                                                                            1,858,000
                                                           -------------       -------------      ------------

Regulatory capital                                          $ 35,778,000        $ 35,778,000      $ 37,636,000
                                                           =============       =============      ============

December 31, 1998:

  Shareholders' equity                                      $ 42,588,000       $  42,588,000      $ 42,588,000
  Disallowed deferred tax asset                               (2,893,000)         (2,893,000)       (2,893,000)
  Unrealized loss on available for sale
    investment securities                                         12,000              12,000            12,000
  Allowance for loan loss                                                                            1,073,000
                                                           -------------       -------------      ------------

Regulatory capital                                          $ 39,707,000        $ 39,707,000      $ 40,780,000
                                                           =============       =============      ============


13.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used by the Company in estimating financial instrument fair values:

      General Comment - The financial statements include various estimated fair value information as required by Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997   (Continued)
--------------------------------------------------------------------------------


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

      A comparison of the carrying amount to the fair values of the Company's significant financial instruments as of December 31, 1999 and 1998 is as follows:


                                                                1999                            1998
                                                    ----------------------------    ----------------------------
                                                      Carrying        Fair            Carrying        Fair
Amounts in Thousands                                   Amount         Value            Amount         Value


Financial assets:
  Available for sale investment securities               $ 27,610      $ 27,610          $ 21,950      $ 21,950
  Other investments                                           902           902               292           292
  Loans                                                   157,588       152,602            67,293        66,303

Financial liabilities:
  Deposits                                                159,106       159,197            64,621        64,501
  Repurchase agreements                                    11,037        11,037             5,669         5,669
  Other borrowed funds                                      7,242         7,242                50            50

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997   (Continued)
--------------------------------------------------------------------------------


14.   QUASI-REORGANIZATION

      Effective December 31, 1995, the Bank completed a quasi-reorganization of its capital accounts. A quasi-reorganization is an accounting procedure provided for under current banking regulations that allows a bank to restructure its capital accounts to remove a deficit in undivided profits without undergoing a legal reorganization. A quasi-reorganization allows a bank that has previously suffered losses and subsequently corrected its problems to restate its records as if it had been reorganized. A quasi-reorganization is subject to regulatory approval and is contingent upon compliance with certain legal and accounting requirements of the banking regulations. The Bank's quasi-organization was authorized by the Office of the Comptroller of the Currency upon final approval of the Bank's shareholders which was granted November 15, 1995.

      As a result of the quasi-reorganization, the Bank charged against additional paid-in capital its accumulated deficit through December 31, 1995 of $8,134,037.

15.   EARNINGS PER SHARE

      Following is a reconciliation of the denominator used in the computation of basic and diluted earnings per common share.


                                                 1999              1998              1997
                                          ----------------  ----------------  ----------------

Weighted average number of common
  shares outstanding - Basic                    5,829,937         3,137,644         1,215,194

Incremental shares from the assumed
  conversion of stock options                                                          85,903
                                         ----------------   ---------------   ---------------

Total - Diluted                                 5,829,937         3,137,644         1,301,097
                                         ================   ===============   ===============


      The incremental shares from the assumed conversion of stock options were determined using the treasury stock method under which the assumed proceeds were equal to (1) the amount that the Company would receive upon the exercise of the options plus (2) the amount of the tax benefit that would be credited to additional paid-in capital assuming exercise of the options. The assumed proceeds are used to purchase outstanding common shares at an assumed fair value equal to the Company 's average book value per common share for 1997 as the Company 's stock was not actively traded and limited trades during 1997 indicated that book value was a reasonable estimate of fair value.

16.   BENEFIT PLAN

      The Company has a 401(k) defined contribution benefit plan (the "Plan") which covers substantially all of its employees. The Company matches 50% of employee contributions to the Plan, up to 6% of all participating employees compensation. The Company contributed $63,055 , $23,562 and $10,353 to the Plan in 1999, 1998 and 1997, respectively.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997   (Concluded)
--------------------------------------------------------------------------------


17.   EMPLOYEE STOCK PURCHASE PLAN

      On January 22, 1999, the Board of Directors of the Company adopted the Employee Stock Purchase Plan (the "Plan"). The Plan was approved by the Company's shareholders at the Company's 1999 Annual Meeting of Shareholders on April 23, 1999. The Plan provides for the sale of not more than 200,000 shares of common stock to eligible employees of the Company pursuant to one or more offerings under the Plan. The purchase price for shares purchased pursuant to the Plan is the lesser of (a) 85% of the fair market value of the common stock on the grant date, or if no shares were traded on that day, on the last day prior thereto on which shares were traded, or (b) an amount equal to 85% of the fair market value of the common stock on the exercise date, or if no shares were traded on that day, on the last day prior thereto on which shares were traded. For the year ended December 31, 1999, there were no purchases of common stock pursuant to the Plan.

                                   * * * * * *

         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         ------   --------------------------------------------------------------

                 There has been no occurrence requiring a response to this Item.

                PART III

         Item 10.  Directors and Executive Officers of the Registrant.
         -------   --------------------------------------------------

                 The information relating to directors and executive officers of the Company contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders scheduled to be held May 15, 2000 is incorporated herein by reference.

         Item 11.  Executive Compensation.
         -------   ----------------------

                 The information relating to executive compensation contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders scheduled to be held May 15, 2000 is incorporated herein by reference.

         Item 12.  Security Ownership of Certain Beneficial Owners and
                   Management.
         -------   -------------------------------------------------------------

                 The information relating to security ownership of certain beneficial owners and management contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders scheduled to be held May 15, 1999 is incorporated herein by reference.

         Item 13.  Certain Relationships and Related Transactions.
         -------   ----------------------------------------------

                 The information relating to related party transactions contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders scheduled to be held May 15, 2000 is incorporated herein by reference.

         Item 14.  Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K.
         -------   -------------------------------------------------------------

                  (a) 1.Financial Statements. The following financial statements and accountants' reports have been filed as Item 8 in Part II of this Report:

                Report of Independent Public Accountants
                Consolidated Balance Sheets - December 31, 1999 and 1998 Consolidated Statements of Operations - Years ended December 31,
                   1999,  1998 and 1997
                Consolidated  Statements of  Shareholders' Equity  -  Years
                   ended   December  31,  1999,   1998  and  1997
                Consolidated Statements of Cash Flows - Years ended December 31,
                   1999, 1998 and 1997
                Notes to Consolidated Financial Statements

                  2.     Exhibits.
                         --------

           Exhibit Number                    Description of Exhibits

                     *3.1           -      Articles of Incorporation of the
                                           Company, as amended

                   *3.1.1           -      Second Amended and Restated Articles
                                           of Incorporation

                     *3.2           -      By-Laws of the Company

                   *3.2.1           -      Amended and Restated By-Laws of the
                                           Company

                     *4.1           -      Specimen Common Stock Certificate


                     *4.2           -      See Exhibits 3.1.1 and 3.2.1 for
                                           provisions of the Articles of
                                           Incorporation and By-Laws of the
                                           Company defining rights of the
                                           holders of the Company's Common Stock


                    *10.1           -      Form of Employment Agreement between
                                           the Company and Charles E. Hughes,
                                           Jr.


                    *10.2           -      The Company's 1998 Stock Option Plan


                  *10.2.1           -      Form of Incentive Stock Option
                                           Agreement

                  *10.2.2           -      Form of Non-qualified Stock Option
                                           Agreement

                    *10.3           -      Form of Employment Agreement between
                                           the Company and T. Edwin Stinson,
                                           Jr., Donald D. Roberts and Richard B.
                                           Kensler

                   **21.1           -      Subsidiaries of the Registrant

                   **23.1           -      Consent of Deloitte & Touche LLP

                   **27.1           -      Financial Data Schedule


                        (b)  Reports on Form 8-K
                             -------------------

         *  Incorporated  by  reference  to  the  Company's   Registration
            Statement on Form S-1, Commission File No. 333-5087

         ** Filed herewith

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Jacksonville, State of Florida on March 30, 2000.

                                     FLORIDA BANKS, INC.


                                     By:/s/ Charles E. Hughes, Jr.
                                        --------------------------
                                          Charles E. Hughes, Jr.
                                          President and Chief  Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                  Title                      Date

/s/ Charles E. Hughes, Jr.        President, Chief Executive      March 30, 2000
----------------------------      Officer and Director (Principal
Charles E. Hughes, Jr.            Executive Officer)



/s/T. Edwin Stinson, Jr.          Chief Financial Officer,        March 30, 2000
----------------------------      Secretary, Treasurer and
T. Edwin Stinson, Jr.             Director (Principal Financial
                                  and Accounting Officer)


/s/M. G. Sanchez                  Chairman of the Board           March 30, 2000
---------------------------
M. G. Sanchez

/s/ T. Stephen Johnson            Vice-Chairman of the Board      March 30, 2000
---------------------------
T. Stephen Johnson

/s/ Clay M. Biddinger               Director                      March 30, 2000
---------------------------
Clay M. Biddinger

/s/ P. Bruce Culpepper              Director                      March 30, 2000
---------------------------
P. Bruce Culpepper

/s/ J. Malcolm Jones, Jr.           Director                      March 30, 2000
---------------------------
J. Malcolm Jones, Jr.

/s/ W. Andrew Krusen, Jr.           Director                      March 30, 2000
---------------------------
W. Andrew Krusen, Jr.

/s/ Nancy E. LaFoy                  Director                      March 30, 2000
---------------------------
Nancy E. LaFoy

/s/ Wilford C. Lyon, Jr.            Director                      March 30, 2000
----------------------------
Wilford C. Lyon, Jr.

/s/ David McIntosh                  Director                      March 30, 2000
----------------------------
David McIntosh

                                  EXHIBIT INDEX


Exhibit
Number                          Description of Exhibit


         21.1                 Subsidiaries of the Registrant

         23.1                 Consent of Deloitte & Touche LLP

         27.1                 Financial Data Schedule