Form 10-Q
period 2000-03-31
FLORIDA BANKS INC
filed 2000-05-15
CIK 1058802

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         (Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Title                                  Outstanding
         COMMON STOCK, $.01 PAR VALUE           OUTSTANDING AT MARCH 31, 2000
         PER SHARE                              5,644,137

ITEM 1. FINANCIAL STATEMENTS
FLORIDA BANKS, INC.

CONDENSED BALANCE SHEETS  (Unaudited)
----------------------------------------------------------------------------------------------------------------------
                                                                                         March 31,       December 31,
                                                                                           2000              1999
ASSETS

CASH AND DUE FROM BANKS                                                                 $10,121,809        $6,088,628
FEDERAL FUNDS SOLD AND REPURCHASE AGREEMENTS PURCHASED                                   28,632,000        19,870,000
                                                                                     ---------------   ---------------
           Total cash and cash equivalents                                               38,753,809        25,958,628

INVESTMENT SECURITIES:
  Available for sale, at fair value (cost $33,843,378 and $28,681,760
    at March 31, 2000, and December 31, 1999, respectively)                              32,675,524        27,609,601
  Held to maturity, at cost (fair value $2,023,880)                                       2,027,806
  Other investments                                                                         901,800           901,800

LOANS:

  Commercial real estate                                                                 82,919,438        69,260,661
  Commercial                                                                             86,124,607        68,991,516
  Residential mortgage                                                                   15,410,835        10,845,841
  Consumer                                                                                6,601,089         7,245,919
  Credit card and other loans                                                             1,263,097         1,244,256
                                                                                     ---------------   ---------------
           Total loans                                                                  192,319,066       157,588,193
  Allowance for loan losses                                                              (2,259,787)       (1,858,040)
  Net deferred loan fees                                                                    (57,021)          (71,341)
                                                                                     ---------------   ---------------
           Net loans                                                                    190,002,258       155,658,812

PREMISES AND EQUIPMENT, NET                                                               2.460.359         2,440,818

ACCRUED INTEREST RECEIVABLE                                                               1,294,925         1,021,175

DEFERRED INCOME TAXES, NET                                                                4,660,619         4,365,270

OTHER ASSETS                                                                                195,769           185,497
                                                                                     ---------------   ---------------

TOTAL ASSETS                                                                           $272,972,869      $218,141,571
                                                                                     ===============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:

  Noninterest-bearing demand                                                            $29,976,207       $22,035,567
  Interest-bearing demand                                                                 8,604,171        11,211,366
  Regular savings                                                                        34,803,447        38,954,093
  Money market accounts                                                                   1,576,406         1,593,930
  Time $100,000 and over                                                                 74,272,577        51,538,664
  Other time                                                                             62,509,864        33,772,060
                                                                                     ---------------   ---------------
          Total deposits                                                                211,742,672       159,105,680

REPURCHASE AGREEMENTS SOLD                                                               13,994,366        11,037,111

OTHER BORROWED FUNDS                                                                      7,228,891         7,242,352

ACCRUED INTEREST PAYABLE                                                                  1,227,298           615,549

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                       508,095           905,024
                                                                                     ---------------   ---------------
          Total liabilities                                                             234,701,322       178,906,716
                                                                                     ---------------   ---------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; 30,000,000 shares authorized;
    5,885,237 and 5,853,756 shares issued, respectively                                      58,852            58,538
  Additional paid-in capital                                                             46,380,287        46,219,104
  Warrants                                                                                  164,832           164,832
  Accumulated deficit (deficit of $8,434,037
     eliminated upon quasi-reorganization on December 31, 1995)                          (6,096,847)       (5,680,069)
  Treasury Stock, 241,100 and 135,100 shares at cost                                     (1,506,836)         (858,844)
  Accumulated other comprehensive loss, net of tax                                         (728,741)         (668,706)
                                                                                     ---------------   ---------------
          Total shareholders' equity                                                     38,271,547        39,234,855
                                                                                     ---------------   ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $272,972,869      $218,141,571
                                                                                     ===============   ===============




FLORIDA BANKS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
------------------------------------------------------------------------------------------

                                                              Three-Month Period Ended
                                                                      March 31,

                                                            ------------------------------
                                                                2000            1999
                                                            ------------------------------

INTEREST INCOME:
  Loans, including fees                                        $3,708,671
  Investment securities                                           555,507     431,526
  Federal funds sold                                              215,833      84,774
                                                                ---------   ---------
          Total interest income                                 4,480,011   2,126,761
                                                                ---------   ---------
INTEREST EXPENSE:
  Deposits                                                      2,103,493     700,364
  Repurchase agreements                                           171,559     112,730
  Borrowed funds                                                   99,475      19,109
                                                                   ------   ---------

          Total interest expense                                2,374,527     832,203
                                                                ---------   ---------

NET INTEREST INCOME                                             2,105,484   1,294,558

PROVISION FOR LOAN LOSSES                                         370,128      65,000
                                                                ---------   ---------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                    1,735,356   1,229,558
                                                                ---------   ---------
NONINTEREST INCOME:
  Service fees                                                    124,114      97,035
  Loss on sale of available for sale investment                   (6,225)
  Other noninterest income                                         32,687      18,669
                                                                ---------   ---------

                                                                  150,576     115,704
                                                                ---------   ---------
NONINTEREST EXPENSES:
  Salaries and benefits                                         1,685,341   1,141,682
  Occupancy and equipment                                         353,676     146,937
  Data processing                                                  75,965      39,997
  Other                                                           447,416     378,783
                                                                ---------   ---------

                                                                2,562,398   1,707,399
                                                                ---------   ---------
LOSS BEFORE BENEFIT
  FOR INCOME TAXES                                               (676,466)   (362,137)

BENEFIT FOR INCOME TAX                                           (259,688)   (137,383)
                                                                ---------   ---------

NET LOSS                                                       $ (416,778)  $(224,754)
                                                                =========   =========
LOSS PER SHARE:
  Basic                                                        $    (0.07)  $   (0.04)
                                                               ==========   =========
  Diluted                                                      $    (0.07)  $   (0.04)
                                                               ==========   =========



FLORIDA BANKS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                Accumulated
                                                                       Warrants                   Other
                                                         Additional   to Acquire                Comprehensive
                                      Common Stock         Paid-In      Common    Accumulated   Income (loss)  Treasury
                                   Shares     Par Value    Capital      Stock       Deficit     Net of Tax     Stock      Total

BALANCE, JANUARY 1, 1999           5,852,756    58,528   46,709,114    164,832    (3,832,909)    (11,716)                42,587,849

Comprehensive loss:
   Net Loss                                                                       (1,847,160)                            (1,847,160)
   Unrealized gain on available
   for sale investment securities,
   net of tax of $396,270                                                                       (656,990)                  (656,990)

     Comprehensive loss                                                                                                  (2,504,150)

   Exercise of stock options           1,000        10        9,990                                                          10,000

   Purchase of treasury stock                                                                                (858,844)     (858,844)

BALANCE, DECEMBER 31, 1999         5,853,756    58,538   46,219,104    164,832    (5,680,069)   (668,706)    (858,844)   39,234,855

Comprehensive loss:
   Net loss                                                                         (416,778)                              (416,778)
   Unrealized gain on available
    for sale investment securities,
     net of tax of $36,796                                                                       (60,035)                   (60,035)

      Comprehensive loss                                                                                                   (476,813)
   Issuance of common stock to
     Employee Stock Purchase Plan     31,481       314      161,183                                                         161,497
   Purchase of treasury stock                                                                                (647,992)     (647,992)
                                   ---------    ------   ----------   --------   -----------    --------    ---------    ----------
BALANCE, MARCH 31, 2000(Unaudited) 5,885,237   $58,852  $46,380,287   $164,832   ($6,096,847)  ($728,741) $(1,506,836)  $38,271,547
                                   =========    ======   ==========   ========   ===========    ========    =========    ==========


FLORIDA BANKS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                              Three Month Period Ended
                                                                                                     March 31,
                                                                                                2000             1999
                                                                                              ------             ----
OPERATING ACTIVITIES:
   Net loss                                                                              $   (416,778)       $   (224,754)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                                          146,648              55,570
       Deferred income tax benefit                                                           (259,688)           (137,383)
       Loss on sale of securities                                                               6,225
       Amortization of premiums on investments, net                                           (10,566)            (22,359)
       Provision for loan losses                                                              370,128              65,000
       Increase in accrued interest receivable                                               (273,750)           (221,881)
       Increase (decrease) in accrued interest payable                                        610,749              71,718
       Decrease in other assets                                                               (10,302)            (35,522)
       Decrease in other liabilities                                                         (396,929)           (236,332)
                                                                                           ----------         -----------
             Net case used in operating activities                                           (234,263)           (685,943)
                                                                                           ----------         -----------
INVESTING ACTIVITIES:
   Proceeds from sales, paydowns and maturities
     of available for sale investment securities                                            3,396,509           6,061,096
   Purchase of investment securities:
     Available for sale                                                                    (8,557,038)        (15,500,000)
     Held to maturity                                                                      (2,024,555)
     Other investments                                                                                           (446,800)
   Net increase in loans                                                                  (34,713,574)        (16,572,224)
   Purchases of premises and equipment                                                       (166,189)           (137,357)
                                                                                           ----------          ----------
             Net cash used in investing activities                                        (42,064,847)        (26,595,285)
                                                                                           ----------          ----------
FINANCING ACTIVITIES:
   Net increase in demand deposits,
     money market accounts and savings accounts                                             1,165,275           5,053,048
   Net increase in time deposits                                                           51,471,717          13,764,623
   Increase in repurchase agreements                                                        2,957,255          12,890,845
   Decrease in borrowed funds                                                                 (13,461)            241,424
   Purchase of treasury stock                                                                (647,992)
   Proceeds from sale of common stock                                                         161,497
                                                                                           ----------          ----------
             Net cash provided by financing activities                                     55,094,291          31,949,940
                                                                                           ----------          ----------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                                         12,795,181           4,668,712

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                     25,958,628          20,945,139
                                                                                           ----------          ----------
   End of period                                                                           38,753,809          25,613,851
                                                                                           ==========          ==========
SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:
   Cash paid for interest                                                               $   1,763,778        $    760,485
                                                                                           ==========          ==========
See notes to condensed financial statements.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED
MARCH 31, 2000 AND 1999 (UNAUDITED)

-------------------------------------------------------------------------------


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

      The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements. These unaudited condensed financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results of the interim periods have been made. Results of operations for the three month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

      The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

2.    EARNINGS PER SHARE

      The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per common share.

                                                     Three Month Period Ended
                                                            March 31,
                                                     ------------------------
                                                        2000          1999
                                                     ------------------------

        Weighted average number of common
          shares outstanding - Basic                 5,692,689       5,858,756

        Incremental shares from the assumed
          conversion of stock options                     -               -
                                                     ---------       ---------
        Total - Diluted                              5,692,689       5,858,756
                                                     =========       =========

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED
MARCH 31, 2000 AND 1999 (UNAUDITED)  (Continued)

-------------------------------------------------------------------------------


      The exercise prices of stock options outstanding in the three month periods ended March 31, 2000 and 1999 were above the fair market value of the stock during those periods, therefore the options are considered anti-dilutive for purposes of calculating the loss per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

The Company's net loss for the first quarter of 2000 increased $192,000 to $417,000 for the three month period ending March 31, 2000, from net loss of $225,000 for the three month period ended March 31, 1999. Basic loss per share for the first quarter of 2000 was $.07 compared to basic loss per share of $.04 for the first quarter of 1999. The increase in the loss can be primarily attributed to costs associated with the opening of the Pinellas County and Broward county banking offices.

The increase in net interest income of $811,000 or 62.6%, to $2.1 million for the first quarter of 2000 compared to $1.3 million the first quarter in 1999, consists of an increase in interest income of $2.4 million, or 110.6%, and an increase in interest expense of $1.5 million, or 185.3%. The increase in interest income of $2.4 million in the first quarter of 2000 is primarily attributable to an increase of $2.1 million in interest and fees on loans resulting from the growth in the loan portfolio.

The provision for loan losses charged to operations increased $305,000 to $370,000 for the first quarter of 2000 from $65,000 in the first quarter of 1999. This increase represents the additional reserves resulting from new loan growth.

Non-interest income increased 30.1% or $35,000 to $151,000 for the three months ended March 31, 2000 from $116,000 for the three months ended March 31, 1999. The increase in non-interest income primarily resulted from an increase in service fees to $124,000 at March 31, 2000 from $97,000 at March 31, 1999. The increase in service fees resulted primarily from an increase in deposits.

Non-interest expense increased $855,000 or 50.0% to $2.6 million for the three month period ended March 31, 2000 compared to $1.7 million for the three month period ended March 31, 1999. The increase in non-interest expense resulted primarily from increases in salaries and benefits, occupancy and equipment, and other expenses. Salaries and benefits expenses increased $544,000 to $1.7 million for the first quarter of 2000 compared to $1.1 million for the first quarter of 1999. This increase is the result of additional staff associated with the new banking offices. The increase in occupancy and equipment expense of $207,000, or 140.7%, resulted from the additional leased space for the Jacksonville banking office and the Company, startup costs for the Pinellas County and Broward County banking offices, and from additional depreciation and maintenance expenses resulting from the purchase of additional furniture and computer equipment. Data processing expenses increased $36,000 or 89.9% to $76,000 for the three months ended March 31, 2000 as compared to $40,000 for the same period in 1999. This increase resulted primarily from the additional processing expenses for the Pinellas County and Broward County banking offices. Other expenses increased $69,000, or 18.1% to $447,000 for the first quarter of 2000 compared to $379,000 for the first quarter of 1999. This increase is primarily attributed to the additional operating expenses of the Pinellas County and Broward County banking offices and the supporting operations. Specific operational expenses which increased were communications, travel, stationery and supplies, and consulting expenses.

A benefit for income taxes of $260,000 was recognized for the three month period ended March 31, 2000 as compared to a benefit for income taxes of $137,000 for the same period ended March 31, 1999. These benefits for income taxes represent an estimated effective annual tax rate of 38%.

FINANCIAL CONDITION

Total assets at March 31, 2000 were $272.9 million, an increase of $54.8 million or 25.1%, from $218.1 million at December 31, 1999. The increase in total assets primarily resulted from the investment of new deposit growth and other borrowed funds in loans and investment securities. Federal Funds sold increased $8.8 million or 44.1% to $28.6 million at March 31, 2000 as compared to $19.9 million at December 31, 1999. These assets represent short term reserves for future funding of loan growth. Investment securities increased $7.1 million or 24.9% to $35.6 million from $28.5 million at December 31, 1999. The increase in investment securities reflects investment of the proceeds of deposit growth during the first quarter in excess of loan growth.

Total loans increased $34.7 million, or 22.0%, to $192.3 million at March 31, 2000, from $157.6 million at December 31, 1999. The increase in total loans was funded by increases in depository accounts. The allowance for loan losses increased $402,000 or 21.6% for the first quarter of 2000. The increase resulted from recoveries of previously charged-off loans of $31,000 and additional provisions of $370,000, during the three month period ended March 31, 2000. The allowance for loan losses as a percent of total loans was 1.18% at December 31, 1999 and 1.18% at March 31, 2000. Management believes that such allowance for loan losses is sufficient to cover estimated losses in the Bank's loan portfolio.

Deposits increased $52.6 million, or 33.1%, to $211.7 million at March 31, 2000 from $159.1 million at December 31, 1999. The increase in total deposits resulted from an increase of $7.9 million or 36.0% in non-interest deposits, and an increase of $51.5 million or 60.3% in time deposits, offset by a decrease of $2.6 million or 23.2% in interest-bearing demand, a decrease of $4.2 million or 10.7% in savings deposits, and a decrease of $18,000 or 1.1% in money market deposits. Time deposits often fluctuate in response to interest rate changes and can vary rather significantly on a quarterly basis. The increase in time deposits resulted primarily from an increase in brokered deposits, together with an increase in time deposits issued through the Bank's internet banking activities.

Shareholders' equity decreased by $963,000 to $38.3 million at March 31 2000, from $39.2 million at December 31, 1999. This decrease is primarily the result of operating losses from the opening of the Broward County and Pinellas County banking offices, and the purchase of 106,000 shares of treasury stock at a cost of $648,000.

Non-accrual loans increased $75,000 to $1,175,000 at March 31, 2000, compared to $1,100,000 at December 31, 2000. The increase is the result of three additional loans being changed from accrual to non-accrual status during the first quarter of 2000.

LIQUIDITY

The Company, through its subsidiary, the Bank, has traditionally maintained levels of liquidity above levels required by regulatory authorities. The Bank's operational needs, demand for loan disbursements, and savings withdrawals can be met by loan principal and interest payments received, new deposits, and excess liquid assets. Significant loan demand, deposit withdrawal, increased delinquencies and increased real estate acquired in settlement of loans could alter this condition. Management does not foresee any liquidity problems for 2000.

Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2000 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $38.8 million, representing 14.2% of total assets. Investment securities amounted to $35.6 million, representing 13.0% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities are also a source of liquidity. For the three-month period ended March 31, 2000, total deposits increased from $159.1 million at December 31, 1999 to $211.7 million, representing an increase of 33.1%. There can be no assurance that the Company will be able to maintain this level of growth. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity.

The table below illustrates the Bank's regulatory capital ratios at March 31, 2000:

                                         March 31,       Regulatory
     Bank                                  2000          Requirement
     ----                               ---------       -----------

     Tier 1 Capital                        9.70%             4.00%
                                           ====              ====

     Total risk-based capital ratio       10.82%             8.00%
                                          =====              ====

     Leverage ratio                        9.07%             4.00%
                                           ====              ====

Note that with respect to the leverage ratio, the OCC expects a minimum of 5.0 percent to 6.0 percent ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 9.07% is above the required minimum.

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

         The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-earning liabilities subject to repricing over a specified period and the amount of change in individual interest rates. In the current interest rate environment, the liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable performance levels. A decreasing rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing rate environment, earnings are positively impacted. This asset/liability mismatch in pricing is referred to as gap ratio and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap ratio of 1.00 means that assets and liabilities are perfectly matched as to repricing. Management has specified gap ratio guidelines for a one year time horizon of between .80 and 1.20 years for the Bank. At March 31, 2000, the Company had cumulative gap ratios of approximately 1.74 for the three month time period and .92 for the one year period ending March 31, 2001. Thus, over the next three month period, rate-sensitive assets will reprice faster than rate-sensitive liabilities, and for the following nine month period, rate sensitive liabilities will reprice faster than rate-sensitive assets.

Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities which are not reflected in the interest sensitivity analysis. Prepayments may have significant effects on the Company's net interest margin. Because of these factors and in a static test, interest sensitivity gap reports may not provide a complete assessment of the Company's exposure to changes in interest rates. Management utilizes computerized interest rate simulation analysis to determine the Company's interest rate sensitivity. The Company is in a liability sensitive gap position for the first year, then moves into a matched position through the five year period. Overall, due to the factors cited, current simulations results indicate a relatively low sensitivity to parallel shifts in interest rates. A liability sensitive company will generally benefit from a falling interest rate environment as the cost of interest-bearing liabilities falls faster than the yields on interest-bearing assets, thus creating a widening of the net interest margin. Conversely, an asset sensitive company will benefit from a rising interest rate environment as the yields on earning assets rise faster than the costs of interest-bearing liabilities. Management also evaluates economic conditions, the pattern of market interest rates and competition to determine the appropriate mix and repricing characteristics of assets and liabilities required to produce a targeted net interest margin.

         In addition to the gap analysis, management uses rate shock simulation to measure the rate sensitivity of its balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on the Company's net interest margin. The Company measures its interest rate risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a period of twelve months. The Company's most recent rate shock simulation analysis which was performed as of March 31, 2000, indicates that a 200 basis point increase in rates would cause an increase in net interest income of $595,000 over the next twelve month period. Conversely, a 200 basis point decrease in rates would cause a decrease in net interest income of $666,000 over a twelve month period.

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

         At March 31, 2000, the Company was not engaged in trading activities or the use of derivative instruments to manage interest rate risk.

Part II. Other Information

Item 1.  Legal Proceedings

         Not Applicable.

Item 2.  Changes in Securities

         No disclosure required.

Item 3.  Defaults Upon Senior Securities

         No disclosure required.

Item 4.  Submission of Matters to a Vote of Security Holders

         No disclosure required.

Item 5.  Other Information

         No disclosure required.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.  The following exhibit is filed with this Report.

              Exhibit No.             Description
              ----------              -----------

              27.1                    Financial Data Schedule (for SEC use only)

         (b)  Reports on Form 8-K.    No report on Form 8-K was filed during the
                                      quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Florida Banks, Inc.


Date:  May 15, 2000                    By: /s/ Charles E. Hughes, Jr.
                                          ----------------------------------
                                          Charles E. Hughes, Jr.
                                          President and Chief Executive Officer


Date:  May 15, 2000                    By: /s/ T. Edwin Stinson, Jr.
                                           ---------------------------------
                                           T. Edwin Stinson, Jr.
                                           Chief Financial Officer