Form 10-Q
period 2000-06-30
FLORIDA BANKS INC
filed 2000-08-11
CIK 1058802

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         (Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Title                                       Outstanding
     COMMON STOCK, $.01 PAR VALUE                OUTSTANDING AT JUNE 30, 2000
     PER SHARE                                   5,644,137


ITEM 1. FINANCIAL STATEMENTS
FLORIDA BANKS, INC.

CONDENSED BALANCE SHEETS  (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
                                                                                            June 30,       December 31,
                                                                                              2000              1999
ASSETS
CASH AND DUE FROM BANKS                                                                   $11,393,217       $6,088,628
FEDERAL FUNDS SOLD                                                                         26,977,000       19,870,000
                                                                                      ----------------  ---------------
           Total cash and cash equivalents                                                 38,370,217       25,958,628

INVESTMENT SECURITIES:
  Available for sale, at fair value (cost $33,635,889 and $28,681,760
    at June 30, 2000, and December 31, 1999, respectively)                                 32,366,988       27,609,601
  Held to maturity, at cost (fair value $3,074,163)                                         3,107,212
  Other investments                                                                         1,068,650          901,800

LOANS:

  Commercial real estate                                                                  111,366,897       69,260,661
  Commercial                                                                               85,518,791       68,991,516
  Residential mortgage                                                                     16,534,212       10,845,841
  Consumer                                                                                  8,206,666        7,245,919
  Credit card and other loans                                                               1,291,239        1,244,256
                                                                                      ----------------  ---------------
           Total loans                                                                    222,917,805      157,588,193
  Allowance for loan losses                                                                (2,615,818)      (1,858,040)
  Net deferred loan fees                                                                      (71,785)         (71,341)
                                                                                      ----------------  ---------------
           Net loans                                                                      220,230,202      155,658,812

PREMISES AND EQUIPMENT, NET                                                                 2,808,974        2,440,818

ACCRUED INTEREST RECEIVABLE                                                                 1,535,321        1,021,175

DEFERRED INCOME TAXES, NET                                                                  4,838,420        4,365,270

OTHER ASSETS                                                                                  136,484          185,467
                                                                                      ----------------  ---------------
TOTAL ASSETS                                                                             $304,462,468     $218,141,571
                                                                                      ================  ===============
LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing demand                                                              $26,656,245      $22,035,567
  Interest-bearing demand                                                                  12,621,149       11,211,366
  Regular savings                                                                          39,294,351       38,954,093
  Money market accounts                                                                     1,226,680        1,593,930
  Time $100,000 and over                                                                   83,874,897       51,538,664
  Other time                                                                               78,002,749       33,772,060
                                                                                      ----------------  ---------------
          Total deposits                                                                  241,676,071      159,105,680

REPURCHASE AGREEMENTS SOLD                                                                 15,266,531       11,037,111

OTHER BORROWED FUNDS                                                                        7,212,957        7,242,352

ACCRUED INTEREST PAYABLE                                                                    1,510,457          616,549

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                         832,315          905,024
                                                                                      ----------------  ---------------
          Total liabilities                                                               266,498,331      178,906,716
                                                                                      ----------------  ---------------
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; 30,000,000 shares authorized;
    5,885,237 and 5,853,756 shares issued, respectively                                        58,852           58,538
  Additional paid-in capital                                                               46,380,287       46,219,104
  Warrants                                                                                    164,832          164,832
  Accumulated deficit (deficit of $8,434,037
     eliminated upon quasi-reorganization on December 31, 1995)                            (6,341,585)      (5,680,069)
  Treasury Stock, 241,100 and 135,100 shares at cost                                       (1,506,836)        (858,844)
  Accumulated other comprehensive loss, net of tax                                           (791,413)        (668,706)
                                                                                      ----------------  ---------------
          Total shareholders' equity                                                       37,964,137       39,234,855
                                                                                      ----------------  ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $304,462,468     $218,141,571
                                                                                      ================  ===============

See notes to condensed financial statements.



FLORIDA BANKS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                              Three-Month Period Ended        Six-Month Period Ended
                                                                      June 30,                       June 30,
                                                            --------------------------------------------------------------
                                                                2000            1999             2000           1999
                                                            --------------------------------------------------------------

INTEREST INCOME:
  Loans, including fees                                       $ 4,744,894   $ 2,014,986      $ 8,453,565   $ 3,625,447
  Investment securities                                           723,387       288,968        1,278,894       720,494
  Federal funds sold                                              367,929       369,205          583,762       453,979
                                                                ---------    ----------       ----------    ----------
          Total interest income                                 5,836,210     2,673,159       10,316,221     4,799,920
                                                                ---------    ----------       ----------    ----------


INTEREST EXPENSE:
  Deposits                                                      2,982,692       909,069        5,086,185     1,609,433
  Repurchase agreements                                           212,142       189,749          383,701       302,479
  Borrowed funds                                                   96,983        12,060          196,458        31,169
                                                                ---------    ----------       ----------    ----------

          Total interest expense                                3,291,817     1,110,878        5,666,344     1,943,081
                                                                ---------    ----------       ----------    ----------


NET INTEREST INCOME                                             2,544,393     1,562,281        4,649,877     2,856,839

PROVISION FOR LOAN LOSSES                                         339,328       200,000          709,456       265,000
                                                                ---------    ----------       ----------    ----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                    2,205,065     1,362,281        3,940,421     2,591,839
                                                                ---------    ----------       ----------    ----------

NONINTEREST INCOME:
  Service fees                                                    141,114       102,376          265,228       199,411
  (Loss) gain on sale of available for sale investment             (2,725)       31,729           (8,950)       31,729
    securities
  Other noninterest income                                         63,620        19,893           96,307        38,562
                                                                ---------    ----------       ----------    ----------

                                                                  202,009       153,998          352,585       269,702
                                                                ---------    ----------       ----------    ----------

NONINTEREST EXPENSES:
  Salaries and benefits                                         1,766,043     1,265,425        3,451,384     2,407,107
  Occupancy and equipment                                         377,699       199,758          731,375       346,695
  Data processing                                                 115,998        51,451          191,963        91,448
  Other                                                           531,499       472,746          978,915       851,529
                                                                ---------    ----------       ----------    ----------

                                                                2,791,239     1,989,380        5,353,637     3,696,779
                                                                ---------    ----------       ----------    ----------

LOSS BEFORE BENEFIT
  FOR INCOME TAXES                                               (384,165)     (473,101)      (1,060,631)     (835,238)


BENEFIT FOR INCOME TAX                                           (139,427)     (221,176)        (399,115)     (358,558)
                                                                ----------   ----------       ----------    ----------

NET LOSS                                                       $ (244,738)  $  (251,925)     $  (661,516)  $  (476,680)
                                                                ==========   ==========        ==========   ==========

LOSS PER SHARE:
  Basic                                                        $    (0.04)       $(0.04)          $(0.12)       $(0.08)
                                                                ==========   =============     ==========   ==========
  Diluted                                                      $    (0.04)       $(0.04)          $(0.12)       $(0.08)
                                                                ==========   =============     ==========   ==========

See notes to condensed financial statements.



FLORIDA BANKS, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY  (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                  Accumulated
                                                                        Warrants                    Other
                                                          Additional   to Acquire                  Comprehensive
                                       Common Stock         Paid-In      Common    Accumulated      (Loss)      Treasury
                                    Shares    Par Value    Capital       Stock      Deficit       Net of Tax     Stock       Total

BALANCE, JANUARY 1, 1999            5,852,756    58,528    46,209,114     164,832   (3,832,909)    (11,716)              42,587,849
Comprehensive loss:
  Net loss                                                                          (1,847,160)                          (1,847,160)
  Unrealized gain on available
    for sale investment securities,
    net of tax of $396,270                                                                        (656,990)                (656,990)
                                                                                                                         ----------
    Comprehensive loss                                                                                                   (2,504,150)
  Exercise of stock options             1,000        10         9,990                                                        10,000
  Purchase of treasury stock                                                                                   (858,844)   (858,844)
                                    ---------    ------    ----------     -------   ---------     -------    ---------  ----------
BALANCE, DECEMBER 31, 1999          5,853,756    58,538    46,219,104     164,832   (5,680,069)   (668,706)    (858,844) 39,234,855
Comprehensive loss:
  Net loss                                                                            (661,516)                            (661,516)
  Unrealized gain on available
   for sale investment securities,
   net of tax                                                                                     (122,707)                (122,707)
                                                                                                                         ----------
      Comprehensive loss                                                                                                   (784,223)
  Issuance of common stock to
    Employee
    Stock Purchase Plan                31,481       314       161,183                                                       161,497
  Purchase of treasury stock                                                                                   (647,992)   (647,992)
                                    ---------    ------    ----------     -------    ---------     -------    ---------  ----------
BALANCE, JUNE 30, 2000              5,885,237  $ 58,852  $ 46,380,287    $164,832  ($6,341,585)  ($791,413) $(1,506,836$ 37,964,137
                                    =========    ======    ==========     =======    =========     =======    =========  ==========

See notes to condensed financial statements.


FLORIDA BANKS, INC.

CONDENSED STATEMENTS OF CASH FLOWS  (Unaudited)
------------------------------------------------------------------------------------------------------------------------


                                                                                            Six-Month Period Ended
                                                                                                   June 30,

                                                                                       ---------------------------------
                                                                                            2000             1999
                                                                                       ---------------- ----------------

OPERATING ACTIVITIES:
  Net loss                                                                                  $ (661,516)      $ (476,680)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                                            305,175          125,571
      Deferred income tax benefit                                                             (399,115)        (362,044)
      Loss on sale of securities                                                                 8,950
      Amortization of (discounts) premiums on investments, net                                 (64,716)          38,740
      Provision for loan losses                                                                709,456          265,000
      Increase in accrued interest receivable                                                 (514,146)        (183,760)
      Increase in accrued interest payable                                                     893,908           88,061
      Decrease (increase)  in other assets                                                      48,983          (72,809)
      (Decrease) increase in other liabilities                                                 (72,709)          23,648
                                                                                            ----------       ----------
           Net cash provided by (used in) operating activities                                 254,270         (554,273)
                                                                                            ----------       ----------
INVESTING ACTIVITIES:
  Proceeds from sales, paydowns and maturities of investment securities:

        Available for sale                                                                   6,182,146       16,581,460
        Other                                                                                                    28,600
  Purchases of investment securities:
    Available for sale                                                                     (11,118,249)     (22,119,825)
    Held to maturity                                                                        (3,069,472)
    Other investments                                                                         (166,850)        (446,800)
  Net increase in loans                                                                    (65,280,846)     (29,490,865)
  Purchases of premises and equipment                                                         (673,331)        (784,968)
                                                                                            ----------       ----------
           Net cash used in investing activities                                           (74,126,602)     (36,232,398)
                                                                                            ----------       ----------
FINANCING ACTIVITIES:
  Net increase in demand deposits,
    money market accounts and savings accounts                                               6,003,469       12,567,356
  Net increase in time deposits                                                             76,566,922       15,782,251
  Increase in repurchase agreements                                                          4,229,420        7,175,086
  (Decrease) increase in borrowed funds                                                        (29,395)       2,347,940
  Purchase of treasury stock                                                                  (647,992)
  Exercise of stock options                                                                    161,497           10,000
                                                                                            ----------       ----------
           Net cash provided by financing activities                                        86,283,921       37,882,633
                                                                                            ----------       ----------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                          12,411,589        1,095,962

CASH AND CASH EQUIVALENTS:

  Beginning of period                                                                       25,958,628       20,945,139
                                                                                            ----------       ----------
  End of period                                                                          $  38,370,217     $ 22,041,101
                                                                                            ==========       ==========
SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:
    Cash paid for interest                                                               $   4,772,436      $ 1,855,020
                                                                                            ==========       ==========
See notes to condensed financial statements.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED
JUNE 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      Florida Banks, Inc. (the Company") was incorporated on October 15, 1997 for the purpose of becoming a bank holding company and acquiring First National Bank of Tampa (the "Bank"). On August 4, 1998, the Company completed its initial public offering and its merger (the "Merger") with the Bank pursuant to which the Bank was merged with and into Florida Bank No. 1, N.A., a wholly owned subsidiary of the Company, and renamed Florida Bank, N.A. Shareholders of the Bank received 1,375,000 shares of common stock of the Company valued at $13,750,000. The Merger was considered a reverse acquisition for accounting purposes, with the Bank identified as the accounting acquiror. The Merger has been accounted for as a purchase, but no goodwill has been recorded in the Merger and the financial statements of the Bank have become the historical financial statements of the Company.

      The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements. These unaudited condensed financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results of the interim periods have been made. Results of operations for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

      The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

2.    EARNINGS PER SHARE

      The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per common share.


                                                  Three Month Period Ended     Six Month Period Ended
                                                    June 30,                          June, 30
                                         --------------------------------  --------------------------------
                                              2000             1999             2000             1999
                                         ---------------  ---------------  ---------------  ---------------

Weighted average number of common
  shares outstanding - Basic                 5,644,137       5,853,613        5,681,919       5,853,187

Incremental shares from the assumed
  conversion of stock options                        -               -                -               -
                                             ---------       ----------       ----------      ---------               --

Total - Diluted                              5,644,137       5,853,613        5,681,919       5,853,187
                                             ==========      ==========       ==========      =========

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED
JUNE 30, 2000 AND 1999 (UNAUDITED)  (Continued)
--------------------------------------------------------------------------------


      The exercise prices of stock options outstanding in the three and six month periods ended June 30, 2000 and 1999 were above the fair market value of the stock during those periods, therefore the options are considered anti-dilutive for purposes of calculating the loss per share.

3.    NEW ACCOUNTING STANDARDS

      The Company intends to adopt Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) in the first quarter of the year ending December 31, 2001. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedges item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The effect of adoption SFAS No. 133 is currently being evaluated but is not expected to have a material effect on the Company's financial position or results of operations.

      In December 1999, the Securities and Exchange Commission issued Accounting Bulletin (SAB) No, 101, " Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company is required to adopt the guidance in the SAB no later than the fourth quarter of the year ending December 31, 2000. Adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB No.
      101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on its financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-Q.

Financial information contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations is derived from the unaudited Condensed Balance Sheets and unaudited Condensed Statements of Operations for the indicated periods. Percentage changes are calculated on the actual amount of the change and dollar amounts are rounded for presentation purposes.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

The Company's net loss for the second quarter of 2000 decreased $7,000 to $245,000 for the three month period ending June 30, 2000, from a net loss of $252,000 for the three month period ended June 30, 1999. Basic loss per share for the first quarter of 2000 was $.04 compared to basic loss per share of $.04 for the second quarter of 1999. The decrease in the loss can be primarily attributed to increased revenues associated with the Company's growth over the past twelve months.

The increase in net interest income of $982,000 or 62.9%, to $2.5 million for the second quarter of 2000 compared to $1.6 million the second quarter of 1999, consists of an increase in interest income of $3.2 million, or 118.3%, offset by an increase in interest expense of $2.2 million, or 196.3%. The increase in interest income in the second quarter of 2000 is primarily attributable to an increase of $2.7 million in interest and fees on loans resulting from the growth in the loan portfolio. The increase in interest expense is primarily the result of an increase in interest expense on deposits of $2.1 million attributable to the growth in time deposits.

The provision for loan losses charged to operations increased $139,000 to $339,000 for the second quarter of 2000 from $200,000 in the second quarter of 1999. This increase represents the additional reserves resulting from new loan growth.

Non-interest income increased 31.2% or $48,000 to $202,000 for the three months ended June 30, 2000 from $154,000 for the three months ended June 30, 1999. The increase in non-interest income primarily resulted from an increase in service fees to $141,000 at June 30, 2000 from $102,000 at June 30, 1999. The increase in service fees resulted primarily from an increase in deposits.

Non-interest expense increased $802,000 or 40.3% to $2.8 million for the three month period ended June 30, 2000 compared to $2.0 million for the three month period ended June 30, 1999. The increase in non-interest expense resulted primarily from increases in salaries and benefits, occupancy and equipment, and other expenses. Salaries and benefits expenses increased $501,000 to $1.8 million for the second quarter of 2000 compared to $1.3 million for the second quarter of 1999. This increase is the result of additional staff associated with the new banking offices. The increase in occupancy and equipment expense of $178,000, or 89.1%, resulted from the additional leased space for the Jacksonville banking office and the Company, startup costs for the Pinellas County and Broward County banking offices and the Ocala loan production office, and from additional depreciation and maintenance expenses resulting from the purchase of additional furniture and computer equipment. Data processing expenses increased $65,000 or 125.5% to $116,000 for the three months ended June 30, 2000 as compared to $51,000 for the same period in 1999. This increase resulted primarily from the additional processing expenses for the Pinellas County and Broward County banking offices and the Ocala loan production office. Other expenses increased $58,000, or 12.4% to $531,000 for the first quarter of 2000 compared to $473,000 for the same period in 1999. This increase is primarily attributed to the additional operating expenses of the Pinellas County and Broward County banking offices and the Ocala loan production office, and the supporting operations. Specific operational expenses which increased were communications, stationery and supplies, postage and courier, and consulting expenses.

A benefit for income taxes of $139,000 was recognized for the three-month period ended June 30, 2000 as compared to a benefit for income taxes of $221,000 for the same period in 1999. These benefits for income taxes represent an estimated effective annual tax rate of 38%.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

The Company's net loss for the first half of 2000 increased $185,000 to $662,000 for the six month period ending June 30, 2000, from a net loss of $477,000 for the six month period ended June 30, 1999. Basic loss per share for the first half of 2000 was $.12 compared to basic loss per share of $.08 for the first half of 1999. The increase in the loss results primarily from costs associated with the opening of the Pinellas County and Broward County banking offices and the Ocala loan production office.

The increase in net interest income of $1.8 million, or 62.8%, to $4.6 million for the first half of 2000 compared to $2.9 million the same period in 1999, consists of an increase in interest income of $5.5 million, or 114.9%, and an increase in interest expense of $3.7 million, or 191.6%. The increase in net interest income of $1.8 million in the first half of 2000 is primarily attributable to an increase of $4.8 million in interest and fees on loans resulting from the growth in the loan portfolio. The increase in interest expense is primarily the result of an increase in interest expense on deposits of $3.5 million attributable to the growth in time deposits.

The provision for loan losses charged to operations increased $444,000 to $709,000 for the first half of 2000 from $265,000 in the first half of 1999. This increase represents the additional reserves resulting from new loan growth.

Non-interest income increased 30.7% or $83,000 to $353,000 for the six months ended June 30, 2000 from $270,000 for the same period in 1999. The increase in non-interest income primarily resulted from an increase in service fees to $265,000 at June 30, 2000 from $199,000 at June 30, 1999. The increase in service fees resulted primarily from an increase in deposits.

Non-interest expense increased $1.7 million or 44.8% to $5.4 million for the six month period ended June 30, 2000 compared to $3.7 million for the same period in 1999. The increase in non-interest expense resulted primarily from increases in salaries and benefits, occupancy and equipment, and other expenses. Salaries and benefits expenses increased $1.1 million, or 43.4% to $3.5 million for the first half of 2000 compared to $2.4 million for the first half of 1999. This increase is the result of additional staff associated with the new banking offices. The increase in occupancy and equipment expense of $385,000, or 111.0%, resulted from the additional leased space for the Jacksonville banking office and the Company, startup costs for the Pinellas County and Broward County banking offices and the Ocala loan production office, and from additional depreciation and maintenance expenses resulting from the purchase of additional furniture and computer equipment. Data processing expenses increased $101,000 or 109.9% to $192,000 for the six months ended June 30, 2000 as compared to $91,000 for the same period in 1999. This increase resulted primarily from the additional processing expenses for the Pinellas County and Broward County banking offices and the Ocala loan production office. Other expenses increased $127,000, or 15.0% to $979,000 for the first half of 2000 compared to $852,000 for the first half of 1999. This increase is primarily attributed to the additional operating expenses of the Pinellas County and Broward County banking offices and the Ocala loan production office and the supporting operations. Specific operational expenses which increased were communications, travel, stationery and supplies, and postage and courier expenses.

A benefit for income taxes of $399,000 was recognized for the six month period ended June 30, 2000 as compared to a benefit for income taxes of $359,000 for the same period in 1999. These benefits for income taxes represent an estimated effective annual tax rate of 38%.

FINANCIAL CONDITION

Total assets at June 30, 2000 were $304.5 million, an increase of $86.4 million or 39.6%, from $218.1 million at December 31, 1999. The increase in total assets primarily resulted from the investment of new deposit growth and other borrowed funds in loans and investments. Federal Funds sold increased $7.1 million or 35.8% to $27.0 million at June 30, 2000 as compared to $19.9 million at December 31, 1999. These assets represent short term reserves for future funding of loan growth. Investment securities increased $8.0 million or 28.2% to $36.5 million from $28.5 million at December 31, 1999. The increase in investment securities reflects investment of the proceeds of deposit growth in excess of loan growth during the first half of 2000.

Total loans increased $65.3 million, or 41.4%, to $222.9 million at June 30, 2000, from $157.6 million at December 31, 1999. The increase in total loans was funded by increases in depository accounts. The allowance for loan losses increased $758,000 or 40.8% for the first half of 2000. The increase resulted from recoveries of previously charged-off loans of $49,000, partially offset by $1,000 in charge-offs, and additional provisions of $709,000, during the six month period ended June 30, 2000. The allowance for loan losses as a percent of total loans was approximately 1.2% at December 31, 1999 and 1.2% at June 30, 2000. Management believes that such allowance for loan losses is sufficient to cover estimated losses in the Bank's loan portfolio.

Deposits increased $82.6 million, or 51.9%, to $241.7 million at June 30, 2000 from $159.1 million at December 31, 1999. The increase in total deposits resulted from an increase of $4.6 million or 21.0% in non-interest bearing deposits, an increase of $1.4 million or 12.6% in interest-bearing demand, an increase of $340,000 or 0.9% in savings deposits, and an increase of $76.6 million or 89.7% in time deposits, offset by a decrease of $367,000 or 23.0% in money market deposits. Time deposits often fluctuate in response to interest rate changes and can vary rather significantly on a quarterly basis. The increase in time deposits resulted primarily from an increase in brokered deposits, together with an increase in time deposits issued through the Bank's Internet banking activities.

Shareholders' equity decreased by $1.3 million to $38.0 million at June 30, 2000, from $39.2 million at December 31, 1999. This decrease is primarily the result of operating losses from the opening of the Broward County and Pinellas County banking offices and the Ocala loan production office, and the purchase of 106,000 shares of treasury stock at a cost of $648,000.

Non-accrual loans increased $284,000 to $1,384,000 at June 30, 2000, compared to $1,100,000 at December 31, 1999. The increase is the result of seven additional loans being changed from accrual to non-accrual status during the first half of 2000.

LIQUIDITY AND SOURCES OF CAPITAL

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

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2000 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $38.4 million, representing 12.6% of total assets. Investment securities amounted to $36.5 million, representing 12.0% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities are also a source of liquidity. For the six-month period ended June 30, 2000, total deposits increased from $159.1 million at December 31, 1999 to $241.7 million, representing an increase of 51.9%. There can be no assurance that the Company will be able to maintain this level of growth. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity.

The table below illustrates the Bank's regulatory capital ratios at June 30, 2000:


                                                                                             To be Well
                                                                                          Capitalized Under
                                                                   For Capital            Prompt Corrective
Bank                                        Actual              Adequacy Purposes         Action Provisions
----                                     -------------     ---------------------------  ---------------------

Tier 1 Capital                              9.95 %                    4.00 %                    6.00 %
                                            ======                    ======                    ======

Total risk-based capital ratio              11.11 %                   8.00 %                    10.00 %
                                            =======                   ======                    =======

Leverage ratio                              7.75 %                    4.00 %                    5.00 %
                                            ======                    ======                    ======


CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company's products, profit margins and the sufficiency of the Company's cash flow for its future liquidity and capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-earning liabilities subject to repricing over a specified period and the amount of change in individual interest rates. In the current interest rate environment, the liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable performance levels. A decreasing rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing rate environment, earnings are positively impacted. This asset/liability mismatch in pricing is referred to as gap ratio and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap ratio of 1.00 means that assets and liabilities are perfectly matched as to repricing. Management has specified gap ratio guidelines for a one year time horizon of between .80 and 1.20 years for the Bank. At June 30, 2000, the Company had cumulative gap ratios of approximately 1.28 for the three month time period and .80 for the one year period ending June 30, 2001. Thus, over the next three month period, rate-sensitive assets will reprice faster than rate-sensitive liabilities, and for the following nine month period, rate sensitive liabilities will reprice faster than rate-sensitive assets.

Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities, which are not reflected in the interest sensitivity analysis. Prepayments may have significant effects on the Company's net interest margin. Because of these factors and in a static test, interest sensitivity gap reports may not provide a complete assessment of the Company's exposure to changes in interest rates. Management utilizes computerized interest rate simulation analysis to determine the Company's interest rate sensitivity. The Company is in a liability sensitive gap position for the first year, and then moves into a matched position through the five year period. Overall, due to the factors cited, current simulations results indicate a relatively low sensitivity to parallel shifts in interest rates. A liability sensitive company will generally benefit from a falling interest rate environment as the cost of interest-bearing liabilities falls faster than the yields on interest-bearing assets, thus creating a widening of the net interest margin. Conversely, an asset sensitive company will benefit from a rising interest rate environment as the yields on earning assets rise faster than the costs of interest-bearing liabilities. Management also evaluates economic conditions, the pattern of market interest rates and competition to determine the appropriate mix and repricing characteristics of assets and liabilities required to produce a targeted net interest margin.

In addition to the gap analysis, management uses rate shock simulation to measure the rate sensitivity of its balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on the Company's net interest margin. The Company measures its interest rate risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a period of twelve months. The Company's most recent rate shock simulation analysis which was performed as of June 30, 2000, indicates that a 200 basis point increase in rates would cause an increase in net interest income of $1.5 million or over the next twelve-month period. Conversely, a 200 basis point decrease in rates would cause a decrease in net interest income of $1.5 million over a twelve-month period.

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

At June 30, 2000, the Company was not engaged in trading activities.

During the second quarter of 2000, the Company entered into various interest rate swaps to help manage the Company's interest sensitivity. Such contracts typically have a fixed notional principal amount, and the Company typically pays a fixed rate on a certificate of deposit while the counterparty pays or receives a floating rate based on a specified index. This index is generally the London Interbank Offered Rate ("LIBOR"). The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company's interest risk management program. The income or expense associated with these contracts is reflected as an adjustment to interest expense, and results in an adjustment of the rate on the liabilities with which the contracts are associated. Changes in the estimated fair value of these contracts are not reflected in the financial statements unless realized. At June 30, 2000, the estimated fair value of the Company's outstanding interest rate swaps indicated $28,000 in unrealized gains and $108,000 in unrealized losses. For the three and six month periods ended June 30, 2000 and 1999, there were no realized gains or losses on terminated interest rate swaps.

Part II. Other Information

Item 1.  Legal Proceedings

         No disclosure required.

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

              Exhibit No.             Description

              27.1                    Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K.         No report on Form 8-K was filed during the
                                      quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Florida Banks, Inc.


Date:  August 11, 2000                  By: /s/Charles E. Hughes, Jr.
                                           -------------------------------------
                                           Charles E. Hughes, Jr.
                                           President and Chief Executive Officer


Date:  August 11, 2000                  By: /s/T. Edwin Stinson, Jr.
                                           -------------------------------------
                                           T. Edwin Stinson, Jr.
                                           Chief Financial Officer