Form 10-Q
period 2000-09-30
FLORIDA BANKS INC
filed 2000-11-14
CIK 1058802

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

        (Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   Title                                                Outstanding
   COMMON STOCK, $.01 PAR VALUE                OUTSTANDING AT SEPTEMBER 30, 2000
   PER SHARE                                            5,688,651

ITEM 1. FINANCIAL STATEMENTS
FLORIDA BANKS, INC.

CONDENSED BALANCE SHEETS  (Unaudited)
----------------------------------------------------------------------------------------------------------------------
                                                                                        September 30,     December 31,
                                                                                           2000              1999
ASSETS

CASH AND DUE FROM BANKS                                                                   $10,333,594        $6,088,628

FEDERAL FUNDS SOLD AND REPURCHASE AGREEMENTS                                               15,247,000        19,870,000
                                                                                      ---------------   ---------------
           Total cash and cash equivalents                                                 25,580,594        25,958,628


INVESTMENT SECURITIES:
  Available for sale, at fair value (cost $33,845,349 and $28,681,760
    at September 30, 2000, and December 31, 1999, respectively)                            33,025,449        27,609,601
  Held to maturity, at cost (fair value $3,036,392)                                         3,116,863
  Other investments                                                                         1,182,150           901,800

LOANS:
  Commercial real estate                                                                  146,517,998        69,260,661
  Commercial                                                                               87,936,853        68,991,516
  Residential mortgage                                                                     13,547,874        10,845,841
  Consumer                                                                                 11,453,498         7,245,919
  Credit card and other loans                                                               1,445,833         1,244,256
                                                                                      ---------------   ---------------
           Total loans                                                                    260,902,056       157,588,193
  Allowance for loan losses                                                                (3,361,881)       (1,858,040)
  Net deferred loan fees                                                                     (112,244)          (71,341)
                                                                                      ---------------   ---------------
           Net loans                                                                      257,427,931       155,658,812

PREMISES AND EQUIPMENT, NET                                                                 3,012,757         2,440,818

OTHER REAL ESTATE OWNED                                                                       846,000

ACCRUED INTEREST RECEIVABLE                                                                 1,624,266         1,021,175

DEFERRED INCOME TAXES, NET                                                                  4,956,170         4,365,270

OTHER ASSETS                                                                                  607,282           185,497
                                                                                      ---------------   ---------------
TOTAL ASSETS                                                                             $331,379,462      $218,141,571
                                                                                      ===============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing demand                                                              $26,585,647       $22,035,567
  Interest-bearing demand                                                                  12,729,749        11,211,366
  Regular savings                                                                          44,767,743        38,954,093
  Money market accounts                                                                     2,247,432         1,593,930
  Time $100,000 and over                                                                   89,367,936        51,538,664
  Other time                                                                               92,230,341        33,772,060
                                                                                      ---------------   ---------------
          Total deposits                                                                  267,929,848       159,105,680

REPURCHASE AGREEMENTS SOLD                                                                 15,702,778        11,037,111

OTHER BORROWED FUNDS                                                                        7,223,282         7,242,352

ACCRUED INTEREST PAYABLE                                                                    1,721,106           615,549

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                         827,818           905,024
                                                                                      ---------------   ---------------
          Total liabilities                                                               293,404,835       178,906,716
                                                                                      ---------------   ---------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; 30,000,000 shares authorized;
    5,929,751 and 5,853,756 shares issued, respectively                                        59,298            58,538
  Additional paid-in capital                                                               46,585,497        46,219,104
  Warrants                                                                                    164,832           164,832
  Accumulated deficit (deficit of $8,434,037
     eliminated upon quasi-reorganization on December 31, 1995)                            (6,816,792)       (5,680,069)
  Treasury Stock, 241,100 and 135,100 shares at cost                                       (1,506,836)         (858,844)
  Accumulated other comprehensive loss, net of tax                                           (511,372)         (668,706)
                                                                                      ---------------   ---------------
          Total shareholders' equity                                                       37,974,627        39,234,855
                                                                                      ---------------   ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $331,379,462      $218,141,571
                                                                                      ===============   ===============


FLORIDA BANKS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                              Three-Month Period Ended        Nine-Month Period Ended
                                                                    September 30,                  September 30,
                                                            --------------------------------------------------------------
                                                                2000            1999           2000             1999
                                                            --------------------------------------------------------------

INTEREST INCOME:
  Loans, including fees                                        $5,350,755     $2,382,905     $13,804,320    $6,008,352
  Investment securities                                           682,268        383,901       1,961,162     1,104,395
  Federal funds sold                                              317,730        235,196         901,492       689,175
                                                                ---------      ---------      ----------     ---------
          Total interest income                                 6,350,753      3,002,002      16,666,974     7,801,922
                                                                ---------      ---------      ----------     ---------
INTEREST EXPENSE:
  Deposits                                                      3,510,830      1,157,097       8,597,015     2,766,530
  Repurchase agreements                                           225,121        143,736         608,822       446,215
  Borrowed funds                                                  112,983         29,585         309,441        60,754
                                                                ---------      ---------       ---------     ---------

          Total interest expense                                3,848,934      1,330,418       9,515,278     3,273,499
                                                                ---------      ---------       ---------     ---------

NET INTEREST INCOME                                             2,501,819      1,671,584       7,151,696     4,528,423

PROVISION FOR LOAN LOSSES                                         876,846        718,000       1,586,302       983,000
                                                                ---------      ---------       ---------     ---------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                    1,624,973        953,584       5,565,394     3,545,423
                                                                ---------      ---------       ---------     ---------

NONINTEREST INCOME:
  Service fees                                                    122,190         121,950        459,782       321,361
  Gain (Loss) on sale of available for sale investment
    securities                                                      4,747                         (4,203)       31,729
  Other noninterest income                                        124,787          29,419        148,730        67,981
                                                                ---------      ----------        -------     ---------

                                                                  251,724         151,369        604,309       421,071
                                                                ---------      ----------        -------     ---------
NONINTEREST EXPENSES:
  Salaries and benefits                                         1,641,529      1,507,493       5,092,913     3,914,600
  Occupancy and equipment                                         398,964        240,027       1,130,339       586,722
  Data processing                                                 130,280         59,802         322,243       151,250
  Other                                                           467,840        363,852       1,446,755     1,215,381
                                                                ---------      ---------       ---------     ---------

                                                                2,638,613      2,171,174       7,992,250     5,867,953
                                                                ---------      ---------       ---------     ---------

LOSS BEFORE BENEFIT
  FOR INCOME TAXES                                               (761,916)    (1,066,221)     (1,822,547)   (1,901,459)

BENEFIT FOR INCOME TAX                                           (286,709)      (364,025)       (685,824)     (722,583)
                                                                ---------      ---------       ---------     ---------

NET LOSS                                                        $(475,207)     $(702,196)    $(1,136,723)  $(1,178,876)
                                                                =========      =========       =========     =========
LOSS PER SHARE:
  Basic                                                            $(0.08)        $(0.12)         $(0.20)       $(0.20)
                                                                =========      =========       =========     =========
  Diluted                                                          $(0.08)        $(0.12)         $(0.20)       $(0.20)
                                                                =========      =========       =========     =========

FLORIDA BANKS, INC.
Condensed Statements of Shareholders' Equity (Unaudited)


                                                                                                       Accumulated
                                                                                                        Other
                                                                          Warrants                   Comprehensive
                                           Common Stock       Additional  to Acquire                  Income (loss
                                      ----------------------   Paid-In     Common     Accumulated       Net of     Treasury
                                      Shares       Par Value   Capital     Stock        Deficit         Tax        Stock       Total
                                      ------       ---------  ----------  ----------  -----------   -------------- --------   ------

BALANCE JANUARY 1, 1999              5,582,756  $  58,528  $ 46,709,114 $ 164,832  $(3,832,909)     (11,716)            $42,587,849

Comprehensive (loss):
 Net loss (unaudited)                                                               (1,847,160)                          (1,847,160)
 Unrealized gain on available
  for sale investment securities,
  net of tax of $396,270                                                                           (656,990)               (656,990)
                                                                                                                           ---------

   Comprehensive loss                                                                                                     2,504,150)
Exercise of stock options                1,000         10         9,990                                                      10,000
Purchase of treasury stock                                                                                     (858,844)   (858,844)
                                     ---------    -------    ----------  --------    ---------     --------    -------    ---------
BALANCE, DECEMBER 31, 1999           5,853,756     58,538    46,219,104   164,832   (5,680,069)    (668,706)   (858,844) 39,234,855

Comprehensive (loss):
 Net loss (unaudited)                                                               (1,136,723)                          (1,136,723)
 Unrealized gain on available
  for sale investment securities,
  net of tax                                                                                        157,334                 157,334
                                                                                                                          ---------
   Comprehensive loss                                                                                                      (979,389)
Issuance of common stock to Employee
   Stock Purchase Plan                  79,995        760       366,393                                                     367,153
Purchase of treasury stock                                                                                     (647,992)   (647,992)

BALANCE September 30, 2000           ---------    -------    ----------  --------    ----------     -------   ---------   ----------
  (unaudited)                        5,929,751   $ 59,298  $ 46,585,497  $164,832  $(6,816,792)  $(511,372) $(1,506,836) $37,974,627
                                     =========    =======    ==========  ========    ==========     =======   =========   ==========


See Accompanying Notes to Condensed Consolidated Financial Statements.


FLORIDA BANKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS  (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                                                    Nine Month Period Ended
                                                                                         September 30,
                                                                               -----------------------------------
                                                                                     2000              1999
                                                                               ----------------- -----------------

OPERATING ACTIVITIES:
  Net loss                                                                      $ (1,136,723)     $ (1,178,876)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                  486,608           216,196
      Deferred income tax benefit                                                   (685,824)         (722,583)
      Loss (gain) on sale of securities                                                4,203           (31,729)
      Amortization of premiums (discounts) on investments, net                      (127,640)           36,938
      Provision for loan losses                                                    1,586,302           983,000
      Increase in accrued interest receivable                                       (603,091)         (368,368)
      Increase in accrued interest payable                                         1,104,557           121,268
      Decrease in other assets                                                      (421,815)          (98,813)
      Increase (decrease) in other liabilities                                       (77,206)          350,010
                                                                                ------------      ------------
           Net cash provided by (used in) operating activities                       129,371          (692,957)
                                                                                ------------      ------------

INVESTING ACTIVITIES:
  Proceeds from sales, paydowns and maturities of investment securities:
        Available for sale                                                         9,146,407        25,083,816
        Other                                                                      1,044,918            42,237
  Purchases of investment securities:
    Available for sale                                                           (14,247,574)      (26,609,764)
    Held to maturity                                                              (4,100,767)
    Other investments                                                               (280,350)         (573,637)
  Net increase in loans                                                         (104,201,421)      (61,780,045)
  Purchases of premises and equipment                                             (1,058,547)       (1,080,727)
                                                                                ------------      ------------
           Net cash used in investing activities                                (113,697,334)      (64,918,120)
                                                                                ------------      ------------
FINANCING ACTIVITIES:
  Net increase in demand deposits,
    money market accounts and savings accounts                                    12,536,615        22,359,376
  Net increase in time deposits                                                   96,287,553        33,851,497
  Increase (decrease) in repurchase agreements                                     4,665,667        (1,343,898)
  Increase (decrease) in borrowed funds                                              (19,067)        2,370,077
  Purchase of treasury stock                                                        (647,992)         (103,751)
  Exercise of stock options                                                          367,153            10,000
                                                                                ------------      ------------
           Net cash provided by financing activities                             113,189,929        57,143,301
                                                                                ------------      ------------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                                  (378,034)       (8,467,776)

CASH AND CASH EQUIVALENTS:

  Beginning of period                                                             25,958,628        20,945,139
                                                                                ------------      ------------

  End of period                                                                 $ 25,580,594      $ 12,477,363
                                                                                ============      ============
    SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:
    Cash paid for interest                                                       $ 8,410,721      $  3,152,231
                                                                                ============      ============

See notes to condensed financial statements.


FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED
JUNE 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      Florida Banks, Inc. (the Company") was incorporated on October 15, 1997 for the purpose of becoming a bank holding company and acquiring First National Bank of Tampa (the "Bank"). On August 4, 1998, the Company completed its initial public offering and its merger (the "Merger") with the Bank pursuant to which the Bank was merged with and into Florida Bank No. 1, N.A., a wholly owned subsidiary of the Company, and renamed Florida Bank, N.A. Shareholders of the Bank received 1,375,000 shares of common stock of the Company valued at $13,750,000. The Merger was considered a reverse acquisition for accounting purposes, with the Bank identified as the accounting acquirer. The Merger has been accounted for as a purchase, but no goodwill has been recorded in the Merger and the financial statements of the Bank have become the historical financial statements of the Company.

      The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements. These unaudited condensed financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results of the interim periods have been made. Results of operations for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

      The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

2.    EARNINGS PER SHARE

      The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per common share.

                                             Three Month Period Ended           Nine Month Period Ended
                                                   September 30,                     September, 30
                                          --------------------------------  --------------------------------
                                               2000             1999             2000             1999
                                          ---------------  ---------------  ---------------  ---------------

Weighted average number of common
  shares outstanding - Basic                   5,672,684       5,853,593        5,678,818       5,853,324

Incremental shares from the assumed
  conversion of stock options                         -               -                -               -
                                              ---------        ---------        ---------       ---------

Total - Diluted                               5,672,684        5,853,593        5,678,818       5,853,324
                                              =========        =========        =========       =========


FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED
SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)  (Continued)
--------------------------------------------------------------------------------


      The exercise prices of stock options outstanding in the three and nine month periods ended September 30, 2000 and 1999 were above the fair market value of the stock during those periods, therefore the options are considered anti-dilutive for purposes of calculating the loss per share.

3.    NEW ACCOUNTING STANDARDS


      The Company intends to adopt Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) on January 1, 2001. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. Management has completed its evaluation of the impact of the adoption of SFAS No. 133. Four interest rate swaps have been identified as derivatives and will qualify for the fair value method of hedge accounting under the short cut method. The fair value of these financial instruments as of September 30, 2000 was approximately $185,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

The Company's net loss for the third quarter of 2000 decreased $227,000 to $475,000 for the three-month period ending September 30, 2000, from a net loss of $702,000 for the three-month period ended September 30, 1999. Basic loss per share for the third quarter of 2000 was $.08 compared to $.12 for the third quarter of 1999. The decrease in the loss can be primarily attributed to increased revenues associated with the Company's growth over the past twelve months.

The increase in net interest income of $830,000 or 49.7%, to $2.5 million for the third quarter of 2000 compared to $1.7 million the third quarter of 1999, consists of an increase in interest income of $3.3 million, or 111.6%, and an increase in interest expense of $2.5 million, or 189.3%. The increase in interest income in the second quarter of 2000 is primarily attributable to an increase of $3.0 million in interest and fees on loans resulting from the growth in the loan portfolio.

The provision for loan losses charged to operations increased $159,000 to $877,000 for the third quarter of 2000 from $718,000 in the third quarter of 1999. This increase represents the additional reserves resulting from new loan growth and additional provisions of $340,000 related to two loans.

Non-interest income increased 66.3% or $100,000 to $252,000 for the three months ended September 30, 2000 from $151,000 for the three months ended September 30, 1999. The increase in non-interest income primarily resulted from an increase in other non-interest income to $125,000 at September 30, 2000 from $29,000 at September 30, 1999. The increase in other non-interest income resulted primarily from an increase in charges and fees not related to deposit accounts.

Non-interest expense increased $467,000 or 21.5% to $2.6 million for the three-month period ended September 30, 2000 compared to $2.2 million for the three-month period ended September 30, 1999. The increase in non-interest expense resulted primarily from increases in salaries and benefits, occupancy and equipment, and other expenses. Salaries and benefits expenses increased $134,000 to $1.6 million for the third quarter of 2000 compared to $1.5 million for the third quarter of 1999. This increase is primarily the result of additional staff associated with the new banking offices. The increase in occupancy and equipment expense of $159,000, or 66.2%, resulted from the additional leased space for the Jacksonville banking office and the Company, startup costs for the Pinellas County and Broward County banking offices and the Ocala loan production office, and from additional depreciation and maintenance expenses resulting from the purchase of additional furniture and computer equipment. Data processing expenses increased $70,000 or 117.9% to $130,000 for the three months ended September 30, 2000 as compared to $60,000 for the same period in 1999. This increase resulted primarily from the additional processing expenses for the Pinellas County and Broward County banking offices and the Ocala loan production office. Other expenses increased $104,000, or 28.6% to $468,000 for the third quarter of 2000 compared to $364,000 for the same period in 1999. This increase is primarily attributed to the additional operating expenses of the Pinellas County and Broward County banking offices and the Ocala loan production office, and the supporting operations. Specific operational expenses which increased were communications, stationery and supplies, postage and courier, and consulting expenses.

A benefit for income taxes of $287,000 was recognized for the three-month period ended September 30, 2000 as compared to a benefit for income taxes of $364,000 for the same period in 1999. These benefits for income taxes represent an estimated effective annual tax rate of approximately 38%.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

The Company's net loss for the first nine months of 2000 decreased $42,000 to $1.1 million, from a net loss of $1.2 million for the nine month period ended September 30, 1999. Basic loss per share for the first nine months of 2000 was $.20 compared to basic loss per share of $.20 for the first nine months of 1999. The decrease in the loss can be primarily attributed to revenues associated with the growth of the Company's earning assets.

The increase in net interest income of $2.6 million, or 57.9%, to $7.2 million for the first nine months of 2000 compared to $4.5 million the same period in 1999, consists of an increase in interest income of $8.9 million, or 113.6%, and an increase in interest expense of $6.2 million, or 190.7%. The increase in net interest income of $2.6 million in the first nine months of 2000 is primarily attributable to an increase of $7.8 million in interest and fees on loans resulting from the growth in the loan portfolio.

The provision for loan losses charged to operations increased $603,000 to $1.6 million for the first nine months of 2000 from $983,000 for the same period in 1999. This increase represents the additional reserves resulting from new loan growth and additional provisions of $340,000 related to two loans.

Non-interest income increased 43.5% or $183,000 to $604,000 for the nine months ended September 30, 2000 from $421,000 for the same period in 1999. The increase in non-interest income primarily resulted from an increase in service fees to $460,000 at September 30, 2000 from $321,000 for the same period in 1999. The increase in service fees resulted primarily from an increase in deposits.

Non-interest expense increased $2.1 million or 36.2% to $8.0 million for the nine month period ended September 30, 2000 compared to $5.9 million for the same period in 1999. The increase in non-interest expense resulted primarily from increases in salaries and benefits, occupancy and equipment, and other expenses. Salaries and benefits expenses increased $1.2 million, or 30.1% to $5.1 million for the first nine months of 2000 compared to $3.9 million for the first nine months of 1999. This increase is primarily the result of additional staff associated with the new banking offices. The increase in occupancy and equipment expense of $544,000, or 92.7%, resulted from the additional leased space for the Jacksonville banking office and the Company, startup costs for the Pinellas County and Broward County banking offices and the Ocala loan production office, and from additional depreciation and maintenance expenses resulting from the purchase of additional furniture and computer equipment. Data processing expenses increased $171,000 or 113.1% to $322,000 for the nine months ended September 30, 2000 compared to $151,000 for the same period in 1999. This increase resulted primarily from the additional processing expenses for the Pinellas County and Broward County banking offices and the Ocala loan production office. Other expenses increased $231,000, or 19.0% to $1.4 million for the first nine months of 2000 compared to $1.2 million for the first nine months of 1999. This increase is primarily attributed to the additional operating expenses of the Pinellas County and Broward County banking offices and the Ocala loan production office and the supporting operations. Specific operational expenses, which increased, were communications, travel, stationery and supplies, and postage and courier expenses.

A benefit for income taxes of $686,000 was recognized for the nine-month period ended September 30, 2000 as compared to a benefit for income taxes of $723,000 for the same period in 1999. These benefits for income taxes represent an estimated effective annual tax rate of approximately 38%.

FINANCIAL CONDITION

Total assets at September 30, 2000 were $331.4 million, an increase of $113.2 million or 51.9%, from $218.1 million at December 31, 1999. The increase in total assets primarily resulted from the investment of new deposit growth and other borrowed funds in loans and investments. Federal Funds sold decreased $4.6 million or 23.3% to $15.2 million at September 30, 2000 as compared to $19.9 million at December 31, 1999. This decrease represents the use of short-term reserves for funding of loan growth. Investment securities increased $8.8 million or 30.9% to $37.3 million from $28.5 million at December 31, 1999. The increase in investment securities reflects investment of the proceeds of deposit growth in excess of loan growth for this period.

Total loans increased $103.3 million, or 65.6%, to $260.9 million at September 30, 2000, from $157.6 million at December 31, 1999. The increase in total loans was funded by increases in depository accounts. The allowance for loan losses increased $1.5 million, or 80.9% during the nine months of 2000. The increase resulted from recoveries of previously charged-off loans of $71,000 and additional provisions of $877,000, during the nine-month period ended September 30, 2000, partially offset by $154,000 in charge-offs. The allowance for loan losses as a percent of total loans was 1.18% at December 31, 1999 and 1.28% at September 30, 2000. Management believes that such allowance for loan losses is sufficient to cover estimated losses in the Bank's loan portfolio.

Deposits increased $108.8 million, or 68.4%, to $267.9 million at September 30, 2000 from $159.1 million at December 31, 1999. The increase in total deposits resulted from an increase of $4.6 million or 20.6% in non-interest bearing deposits, an increase of $1.5 million or 13.5% in interest-bearing demand, an increase of $5.8 million or 14.9% in savings deposits, an increase of $655,000 or 41.1% in money market deposits and an increase of $96.3 million or 112.9% in time deposits. Time deposits often fluctuate in response to interest rate changes and can vary rather significantly on a quarterly basis. The increase in time deposits resulted primarily from an increase in brokered deposits, together with an increase in time deposits issued through the Bank's Internet banking activities.

Shareholders' equity decreased by $1.3 million to $38.0 million at September 30, 2000, from $39.2 million at December 31, 1999. This decrease is primarily the result of operating losses from the opening of the Broward County and Pinellas County banking offices and the Ocala loan production office, and the purchase of 106,000 shares of treasury stock at a cost of $648,000.

Non-accrual loans increased $1.5 million to $2.7 million at September 30, 2000, compared to $1.1 million at December 31, 1999. The increase is primarily the result of two additional loans being changed from accrual to non-accrual status during the first nine months of 2000.

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

Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2000 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $25.6 million, representing 7.7% of total assets. Investment securities amounted to $37.3 million, representing 11.3% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities are also a source of liquidity. For the nine-month period ended September 30, 2000, total deposits increased from $159.1 million at December 31, 1999 to $267.9 million, representing an increase of 68.4%. There can be no assurance that the Company will be able to maintain this level of growth. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity.

The table below illustrates the Bank's regulatory capital ratios at September 30, 2000:

                                                                   Minimum
                                                September 30,    Regulatory
Bank                                                2000         Requirement
----
                                              ----------------------------------

              Tier 1 Capital                        9.92 %          4.00 %
                                                    ======          ======

              Total risk-based capital ratio       11.17 %          8.00 %
                                                   =======          ======

              Leverage ratio                        8.83 %          4.00 %
                                                    ======          ======

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis, as well as other portions of the Quarterly Report on Form 10-Q, contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company's products, profit margins and the sufficiency of the Company's cash flow for its future liquidity and capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including those factors discussed in the Company's filings with the Securities and Exchange Commission. The Company does not assume any obligation to update such forward looking statements.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

         The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-earning liabilities subject to repricing over a specified period and the amount of change in individual interest rates. In the current interest rate environment, the liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable performance levels. A decreasing rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing rate environment, earnings are positively impacted. This asset/liability mismatch in pricing is referred to as a gap ratio and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap ratio of 1.00 means that assets and liabilities are perfectly matched as to repricing. Management has specified gap ratio guidelines for a one year time horizon of between .80 and 1.20 years for the Bank. At September 30, 2000, the Company had cumulative gap ratios of approximately 1.50 for the three month time period and .71 for the one-year period ending September 30, 2001. Thus, over the next three-month period, rate-sensitive assets will reprice faster than rate-sensitive liabilities, and for the following nine-month period, rate sensitive liabilities will reprice faster than rate-sensitive assets.

Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities, which are not reflected in the interest sensitivity analysis. Prepayments may have significant effects on the Company's net interest margin. Because of these factors and in a static test, interest sensitivity gap reports may not provide a complete assessment of the Company's exposure to changes in interest rates. Management utilizes computerized interest rate simulation analysis to determine the Company's interest rate sensitivity. The Company is in a liability sensitive gap position for the first year, and then moves into a matched position through the five-year period. Overall, due to the factors cited, current simulations results indicate a relatively low sensitivity to parallel shifts in interest rates. A liability sensitive company will generally benefit from a falling interest rate environment as the cost of interest-bearing liabilities falls faster than the yields on interest-bearing assets, thus creating a widening of the net interest margin. Conversely, an asset sensitive company will benefit from a rising interest rate environment as the yields on earning assets rise faster than the costs of interest-bearing liabilities. Management also evaluates economic conditions, the pattern of market interest rates and competition to determine the appropriate mix and repricing characteristics of assets and liabilities required to produce a targeted net interest margin.

         In addition to the gap analysis, management uses rate shock simulation to measure the rate sensitivity of its balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on the Company's net interest margin. The Company measures its interest rate risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a period of twelve months. The Company's most recent rate shock simulation analysis, which was performed as of June 30, 2000, indicates that a 200 basis point increase in rates would cause an increase in net interest income of $1.5 million over the next twelve-month period. Conversely, a 200 basis point decrease in rates would cause a decrease in net interest income of $2.2 million over a twelve-month period. Variances in the amount of net interest income resulting from a rate increase as compared to a rate decrease are attributed to the repricing term of the assets and liabilities. Adjustable rate loans and certain other assets are immediately impacted by a rate change. Other longer term liabilities such as certificates of deposits would not reprice until the next maturity date. The result is a timing difference in the repricing opportunity which affects the amount of additional or decreased interest income or interest expense resulting from the interest rate movement.

         This simulation is also based on management's assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this will be the case. While this simulation is a useful measure of the Company's sensitivity to changing rates, it is not a forecast of the future results and is based on many assumptions that if changed, could cause a different outcome. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to net interest income than indicated above.

         At September 30, 2000, the Company was not engaged in trading activities.

         During the second and third quarters of 2000, the Company entered into various interest rate swaps to help manage the Company's interest sensitivity. Such contracts are indexed to the London Interbank Offered Rate ("LIBOR"). The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company's interest risk management program. The income or expense associated with these contracts is reflected as an adjustment to interest expense, and results in an adjustment of the rate on the liabilities with which the contracts are associated. Changes in the estimated fair value of these contracts are not reflected in the financial statements unless realized. At September 30, 2000, the estimated fair value of the Company's outstanding interest rate swaps indicated $210,000 in unrealized gains and $395,000 in unrealized losses. For the three and nine month periods ended September 30, 2000 and 1999, there were no realized gains or losses on terminated interest rate swaps.

Part II.  Other Information

Item 1.  Legal Proceedings

         None

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

              Exhibit No.                   Description

27.1     Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K.        No report on Form 8-K was filed during the
                                     quarter ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Florida Banks, Inc.


Date:  November 14, 2000                   By:   /s/ Charles E. Hughes, Jr.
                                                --------------------------------
                                                    Charles E. Hughes, Jr.
                                                    President and
                                                    Chief Executive Officer


Date:  November 14, 2000                   By:   /s/ T. Edwin Stinson, Jr.
                                                --------------------------------
                                                    T. Edwin Stinson, Jr.
                                                    Chief Financial Officer