Form 10-K
period 2000-12-31
FLORIDA BANKS INC
filed 2001-03-30
CIK 1058802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                    FORM 10-K
                              ---------------------

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2000

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

                          Common Stock, $.01 par value
                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (4,979,857 shares) on March 26, 2001 was approximately $29,567,901 based on the closing price of the registrant's common stock as reported on the Nasdaq National Market on March 26, 2001. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

As of March 26, 2001, there were 5,709,004 shares of $.01 par value common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders scheduled to be held on May 18, 2001 are incorporated by reference in response to Part III of this Report.

                                     PART I


Item 1.  Business.
------   --------

General

         Florida Banks, Inc. (the "Company") was formed to create a statewide community banking system focusing on the largest and fastest growing markets in Florida. The Company operates through its wholly owned banking subsidiary, Florida Bank, N.A. (the "Bank"). The Company currently operates community banking offices in the Tampa, Jacksonville, Alachua County (Gainesville), Broward County (Ft. Lauderdale), Pinellas County (St Petersburg - Clearwater) and Marion County (Ocala) markets. Future business plans include entry into the markets of Orlando and the greater Palm Beach area (collectively, the "Identified Markets"). As opportunities arise, the Company may also expand into other Florida market areas with demographic characteristics similar to the Identified Markets. Within each of the Identified Markets, the Company expects to offer a broad range of traditional banking products and services, focusing primarily on small and medium-sized businesses. See "--Strategy of the Company--Market Expansion" and "--Products and Services."

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

         The Company expects to establish community banking offices in new market areas, primarily by opening new branch offices of the Bank. Management will also, however, evaluate opportunities for strategic acquisitions of financial institutions in markets that are consistent with its business plan.

Strategy of the Company

         General

         The Company's business strategy is to create a statewide community banking system in Florida. The major elements of this strategy are to:

        * Establish community banking offices in additional markets including the remaining Identified Markets as soon as local management teams are identified;

        *  Establish   community   banking   offices  with  locally   responsive
           management teams emphasizing a high level of personalized customer service;

        * Target small and medium-sized business customers that require the attention and service that a community-oriented bank is well suited to provide;

        *  Provide  a  broad array of traditional banking products and services;

        * Provide non-traditional products and services through strategic partnerships with third party vendors;

        * Utilize technology to provide a higher level of customer service and enhance deposit growth;

        * Maintain centralized support functions, including back office operations, credit policies and procedures, investment portfolio management, administration, compliance, internal audit, human resources and training, to maximize operating efficiencies and facilitate responsiveness to customers; and

        * Outsource core processing and back room operations to increase efficiencies.

         Model "Local Community Bank"

         In order to achieve its expansion strategy, the Company intends to establish community banking offices in the remaining Identified Markets by opening new branch offices of the Bank. The Company may, however, accomplish its expansion strategy by acquiring existing banks within an Identified Market if an opportunity for such an acquisition becomes available. Although each community banking office is legally a branch of the Bank, the Company's business strategy envisions that community banking office(s) located within each market will operate as if it were an independent community bank.

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

         The community banking offices are located in commercial areas in each market where the local management team determines there is the greatest potential to reach the maximum number of small and medium-sized businesses. It is expected that these community banking offices will develop in the areas surrounding office complexes and other commercial areas, but not necessarily in a market's downtown area. Such determinations will depend upon the customer demographics of a particular market area and the accessibility of a particular location to its customers. Management of the Company expects to lease facilities of approximately 4,000 to 6,000 square feet at market rates for each community banking office. The Company currently leases its facilities in the Tampa, Jacksonville, Ft. Lauderdale, St. Petersburg-Clearwater and Ocala/Marion County markets. To better serve the Alachua County (Gainesville) market, the Company has built and owns a free-standing office with traditional drive-in and lobby banking facilities. The Company plans to lease facilities in the other Identified Markets to avoid investing significant amounts of capital in property and facilities.

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

         Market Expansion

         The Company intends to expand into the largest and fastest growing communities in Florida as well as other markets within the state which offer strategic opportunities. In order to achieve its expansion strategy, the Company intends to establish community banking offices through the de novo branching of the Bank. The Company may, however, accomplish its expansion strategy by acquiring existing banks if an opportunity for such an acquisition becomes available. Once the Company has assembled a local management team and local advisory board of directors for a particular market area, the Company intends to establish a community banking office in that market either through the opening of an LPO or a full service bank. The Company has established community banking offices in the Tampa, Jacksonville, Alachua County (Gainesville), Broward County (Ft. Lauderdale), Pinellas County (St. Petersburg - Clearwater) and Marion County (Ocala) markets. The other markets into which the Company presently intends to expand are Orlando and the greater Palm Beach area. Management has identified these markets as providing the most favorable opportunities for growth and intends to establish community banking offices within these markets as soon as practicable. Management is also considering expansion into other selected Florida metropolitan areas.

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

         Loans.  The Bank offers a wide range of short to  long-term  commercial
         -----
and consumer loans. As of December 31, 2000, the Bank has established an internal limit for loans of up to $5.1 million to any one borrower.

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

         Deposits.  The  Bank  offers  a broad  range  of  interest-bearing  and
         --------
non-interest-bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular and premium rate interest-bearing savings accounts and certificates of deposit with a range of maturity date options. The primary sources of deposits are small and medium-sized businesses and individuals. In each market, senior management has the authority to set rates within specified parameters in order to remain competitive with other financial institutions located in the identified market. In additional to deposits within the local markets, the Bank utilizes brokered certificates of deposits to supplement its funding needs. Brokered CDs are sold by various investment firms which are paid a fee by the Bank for placing the deposit. Currently, the cost of brokered deposits is slightly lower than the cost of the same deposits in the local markets. All deposits are insured by the FDIC up to the maximum amount permitted by law. In addition, the Bank has implemented a service charge fee schedule, which is competitive with other financial institutions in the community banking offices' market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar fees.

         Specialized Consumer Services. The Bank offers specialized products and
         -----------------------------
services to its customers, such as lock boxes, traveler's checks and safe deposit services.

         Courier  Services.  The Bank offers courier  services to its customers.
         -----------------
Courier services, which the Bank may either provide directly or through a third party, permit the Bank to provide the convenience and personalized service its customers require by scheduling pick-ups of deposits. The Bank currently offers courier services only to its business customers. The Bank has received regulatory approval for and is currently offering courier services in all of its existing markets and expects to apply for approval in other market areas.

         Telephone  Banking.  The Bank  believes that there is a need within its
         ------------------
market niche for consumer and commercial telephone banking. These services allow customers to access detailed account information, via a toll free number 24 hours a day. Management believes that telephone banking services assist their community banking offices in retaining customers and also encourages its customers to maintain their total banking relationships with the community banking offices. This service is provided through the Bank's third-party data processor.

         Internet  Banking.  In the  fourth  quarter  of 1999,  the  Bank  began
         -----------------
offering its "DirectNet" Internet banking product. This service allows customers to access detailed account information, execute transactions, download account information, and pay bills electronically. Management believes that this service is particularly attractive for its commercial customers since most transactions can be handled over the Internet rather than over the phone or in person. In addition, DirectNet offers the opportunity of opening deposit accounts both within and outside of the local markets. The Bank intends to expand its Internet banking services in the future to offer additional bank services as well as non-traditional products and services. The DirectNet banking service is provided by the Bank's third-party data processor.

         ACH EFT Services.  The Bank offers various Automated Clearing House and
         ----------------
Electronic Funds Transfer services to its commercial customers. These services include payroll direct deposits, payroll tax payments, electronic payments and other funds transfers. The services are customized to meet the needs of the customer and offer an economical alternative to paper checks and drafts.

         Automatic  Teller  Machines  ("ATMs").  Presently,  management does not
         -------------------------------------
expect to establish an ATM network although certain banking offices may provide one or more ATMs in the local market. As an alternative, management has made other financial institutions' ATMs available to its customers and offers customers up to ten free ATM transactions per month.

         Other  Products  and  Services.  The Bank  intends  to  evaluate  other
         ------------------------------
services such as trust services, brokerage and investment services, insurance, and other permissible activities. Management expects to introduce these services in the future as they become economically viable.

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

         Outsourcing.  Management of the Company  believes  that by  outsourcing
         -----------
certain functions of its back room operations, it can realize greater efficiencies and economies of scale. In addition, various products and services, especially technology-related services, can be offered through third-party vendors at a substantially lower cost than the costs of developing these products internally. The Bank is currently utilizing Metavante, (formerly M&I Data Services, Inc.) to provide its core data processing and certain customer products.

         Credit Administration. The Company oversees all credit operations while
         ---------------------
still granting local authority to each community banking office. The Company's Chief Credit Officer is primarily responsible for maintaining a quality loan portfolio and developing a strong credit culture throughout the entire organization. The Chief Credit Officer is also responsible for developing and updating the credit policy and procedures for the organization. In addition, he works closely with each lending officer at the community banking offices to ensure that the business being solicited is of the quality and structure that fits the Company's desired risk profile. Credit quality is controlled through uniform compliance to credit policy. The Company's risk-decision process is actively managed in a disciplined fashion to maintain an acceptable risk profile characterized by soundness, diversity, quality, prudence, balance and accountability.

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

         Various legislative actions in recent years have led to increased competition among financial institutions. As a result of such actions, most barriers to entry to the Florida market by out-of-state financial institutions have been eliminated. Recent legislative and regulatory changes and technological advances have enabled customers to conduct banking activities without regard to geographic barriers through computer and telephone-based banking and similar services. With the enactment of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and other laws and regulations affecting interstate bank expansion, financial institutions located outside of the State of Florida may now more easily enter the markets currently and proposed to be served by the Company and the Bank. In addition, the Gramm-Leach-Bliley Act repeals certain sections of the Glass-Steagall Act and amends sections of the Bank Holding Company Act. See "---Supervision and Regulation". The future effect of these changes in regulations could be far ranging in their impact on traditional banking activities. Mergers, partnerships and acquisitions between banks and other financial and service companies could dramatically effect competition within the Bank's markets.

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

Data Processing

         The Bank currently has an agreement with Metavante (formerly M&I) to provide its core processing and certain customer products. The Company believes that Metavante will be able to provide state-of-the-art data processing and customer service-related processing at a competitive price to support the Company's future growth. The Company believes the Metavante contract to be adequate for its business expansion plans. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

         The Company presently employs eleven persons on a full-time basis and one person on a part-time basis. The Company will hire additional persons as needed to support its growth.

         The Bank presently employs 104 persons on a full-time basis and 6 persons on a part-time basis, including 45 officers. The Bank will hire additional persons as needed, including additional tellers and financial service representatives. Management believes the relations with employees are generally satisfactory.

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

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the Company and any other bank holding company located in Florida is able to acquire a bank located in any other state, and a bank holding company located outside Florida can acquire any Florida-based bank, in either case subject to certain other restrictions. In addition, adequately capitalized and managed bank holding companies may consolidate their multi-state bank operations into a single bank subsidiary and may branch interstate through acquisitions unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory. De novo branching by an out-of-state bank is lawful only if it is expressly permitted by the laws of the host state. Entry into Florida by out-of-state financial institutions is permitted only by acquisition of existing banks. The authority of a bank to establish and operate branches within a state remains subject to applicable state branching laws.

         Until March 2000, a bank holding company was generally prohibited from acquiring control of any company which was not a bank and from engaging in any business other than the business of banking or managing and controlling banks. In April 1997, the Federal Reserve Board revised and expanded the list of permissible non-banking activities in which a bank holding company could engage, however limitations continued to exist under certain laws and regulations. The Gramm-Leach-Bliley Act repeals certain regulations pertaining to Bank Holding Companies and eliminates many of the previous prohibitions. Specifically, Title I of the Gramm-Leach-Bliley Act repeals sections 20 and 32 of the Glass-Steagall Act (12 U.S.C. ss.ss. 377 and 78, respectively) and is intended to facilitate affiliations among banks, securities firms, insurance firms, and other financial companies. To further this goal, the Gramm-Leach-Bliley Act amends section 4 of the Bank Holding Company Act (12 U.S.C.ss. 1843) ("BHC Act") to authorize bank holding companies and foreign banks that qualify as "financial holding companies" to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. The activities of bank holding companies that are not financial holding companies would continue to be limited to activities authorized currently under the BHC Act, such as activities that the Federal Reserve Board previously has determined in regulations and orders issued under section 4(c)(8) of the BHC Act to be closely related to banking and permissible for bank holding companies.

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

         The Gramm-Leach-Bliley Act grants the Federal Reserve Board discretion to impose limitations on the conduct or activities of any financial holding company that controls a depository institution that does not remain both well capitalized and well managed following the company's elections to be a financial holding company.

         New rules by the Federal Reserve Board and the Office of the Comptroller of the Currency under the Gramm-Leach-Bliley Act could substantially affect the Company's future business strategies, including its products and services. On June 22, 2000, the Federal Reserve Bank of Atlanta approved the
Company's application to become a Financial Holding Company. The Company currently meets the requirements of the rules, however, there can be no assurance that it will continue to meet these requirements on an ongoing basis.

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

         The Bank is also subject to the Florida banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, the Bank, as a subsidiary of the Company, is subject to restrictions under federal law in dealing with the Company and other affiliates. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

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

         The risk-based capital guidelines of the OCC, the Federal Reserve Board and the FDIC explicitly include provisions to limit a bank's exposure to declines in the economic value of its capital due to changes in interest rates to ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's board of directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

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

         In response to the directive issued under the FDICIA, the regulators have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the FDICIA. The following table reflects the capital thresholds:

                                               Total Risk-Based      Tier 1 Risk-Based              Tier 1
                                                Capital Ratio          Capital Ratio             Leverage Ratio
                                               ----------------      -----------------           --------------

Well Capitalized(1)......................           10.0%                    6.0%                     5.0%
Adequately Capitalized(1)................            8.0%                    4.0%                     4.0%(2)
Undercapitalized(3)......................           <8.0%                   <4.0%                    <4.0%(4)
Significantly Undercapitalized(3)........           <6.0%                   <3.0%                    <3.0%
Critically Undercapitalized..............             -                       -                      <2.0%(5)

-----------------------------
(1)  An institution must meet all three minimums.
(2) 3.0% for composite 1-rated institutions subject to appropriate federal banking agency guidelines.
(3) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(4) Less than 3.0% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(5)  Ratio of tangible equity to total assets.

         As a national bank, the Bank is subject to examination and review by the OCC. This examination is typically completed on-site at least every twelve months and is subject to off-site review at call. The OCC, at will, can access quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

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

                  CERTAIN EVENTS THAT MAY AFFECT FUTURE RESULTS

Limited Operating History of Company

The Company was incorporated on October 15, 1997 and acquired the Bank on August 4, 1998. Accordingly, the Company has a limited history of operations as a bank holding company. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development. To address these risks, the Company must, among other things, continue to expand into new markets, build its customer base, respond to competitive developments, continue to attract, retain and motivate qualified management and employees and continue to upgrade its technologies, products and services. There can be no assurance that the Company will be successful in addressing such risks. As a result of the expenditures that must be incurred by the Company in connection with addressing these risks, the Company may continue operating losses.

Expansion and Management of Growth

The Company intends to pursue an aggressive growth strategy for the foreseeable future, and future results of operations will be affected by its ability to, among other things, identify suitable markets and sites for new community banking offices, build its customer base, attract qualified bank management, negotiate agreements with acceptable terms in connection with the acquisition of existing banks and maintain adequate working capital. Failure to manage growth effectively or to attract and retain qualified personnel could have a material adverse effect on the Company's business, future prospects, financial condition or results of operations, and could adversely affect the Company's ability to implement its business strategy successfully. There can also be no assurance that the Company will be able to expand its market presence in the Bank's existing Tampa market or successfully enter new markets or that any such expansion will not adversely affect the Company. In entering new markets, the Company will encounter competitors with greater knowledge of such local markets and greater financial and operational resources. In addition, although the Company intends to expand primarily through selective new Bank branch openings, the Company intends to regularly evaluate potential acquisition transactions that would complement or expand the Company's business. In doing so, the Company expects to compete with other potential bidders, many of which have greater financial resources than the Company.

When entering new geographic markets, the Company will need to establish relationships with additional well-trained local senior management and other employees. In order to effect the Company's business strategy, the Company will be substantially reliant upon local management, and accordingly, it will be necessary for the Company to give significant local decision-making authority to its senior officers and managers in any new bank office location. There can be no assurance that the Company will be able to establish such local affiliations and attract qualified management personnel. The process of opening new bank locations and evaluating, negotiating and integrating acquisition transactions may divert management time and resources. There can be no assurance that the Company will be able to establish any future new branch office or acquire any additional financial institutions. Moreover, there can be no assurance that the Company will be able to integrate successfully or operate profitably any newly established branch office or acquired financial institution. There can be no assurance that the Company will not incur disruption and unexpected expenses in integrating newly established operations. The Company's ability to manage growth as it pursues its expansion strategy will also be dependent upon, among other factors, its ability to (i) maintain appropriate policies, procedures and systems to ensure that the Company's loan portfolio maintains an acceptable level of credit risk and loss and (ii) manage the costs associated with expanding its infrastructure, including systems, personnel and facilities. The Company's inability to manage growth as it pursues its expansion strategy could have a material adverse effect on the Company's business, future prospects, financial condition or results of operations.

Intense Competition in the Market Areas of the Bank

Vigorous competition exists in all areas where the Bank presently engages in business. The Bank faces intense competition in their market areas from major banking and financial institutions, including many which have substantially greater resources, name recognition and market presence than the Bank. Other banks, many of which have higher legal lending limits, actively compete for loans, deposits and other services which the Bank offers. Competitors of the Bank include commercial banks, savings banks, savings and loan associations, insurance companies, asset-based non-bank lenders, finance companies, credit unions, mortgage companies and other financial institutions. Trends toward the consolidation of the banking industry may make it more difficult for smaller banks, such as the Bank, to compete with large national and regional banking institutions. The Company's failure to compete effectively for deposit, loan and other banking customers in its market areas could have a material adverse effect on the Company's business, future prospects, financial condition or results of operations.

Credit Risk

There are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks resulting from changes in economic and industry conditions risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. The risk of nonpayment of loans is inherent in commercial banking. Moreover, the Bank expects to focus on loans to small and medium-sized businesses, which may result in a large concentration by the Bank of loans to such businesses. Management will attempt to minimize the Bank's credit exposure by carefully monitoring the concentration of its loans within specific industries and through prudent loan application approval procedures, but there can be no assurance that such monitoring and procedures will reduce such lending risks. Moreover, as the Company expands into new geographic markets, the Company's credit administration and loan underwriting policies will be required to adapt to the local lending and economic environments of these new markets. There is no assurance that the Company's credit administration personnel, policies and procedures will adequately adapt to such new geographic markets. At December 31, 2000, real estate loans, which included construction and commercial loans secured by real estate and residential mortgages, comprised 59.0% of the Bank's total loan portfolio, net of deferred loan fees. The Bank presently generates all of its real estate mortgage loans in Florida. Therefore, conditions of the Florida real estate market could strongly influence the level of the Bank's non-performing mortgage loans and the results of operations and financial condition of the Company and the Bank. Real estate values and the demand for mortgages and construction loans are affected by, among other things, changes in general or local economic conditions, changes in governmental rules or policies, and the availability of loans to potential purchasers. In addition, Florida historically has been vulnerable to certain natural disaster risks, such as floods, hurricanes and tornadoes, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact the ability of borrowers to repay loans made by the Bank. The existence of adverse economic conditions, declines in real estate values or the occurrence of such natural disasters in Florida could have a material adverse effect on the Company's business, future prospects, financial condition or results of operations. The failure by the Company to adapt its credit policies and procedures on an adequate and timely basis to new markets or to provide sufficient oversight to its lending activities could result in an increase in nonperforming assets, thereby causing operating losses, impairing liquidity and eroding capital, and could have a material adverse effect on the Company's business, future prospects, financial condition or results of operations.

Allowance for Loan Losses

Industry experience indicates that a portion of the loans of the Bank will become delinquent and a portion of the loans will require partial or entire charge off. Regardless of the underwriting criteria utilized by the Bank or its predecessors, losses may be experienced as a result of various factors beyond the Bank's control, including, among others, changes in market conditions affecting the value of collateral and problems affecting the credit of the borrower. Due to the concentration of loans in Florida, adverse economic conditions in that area could result in a decrease in the value of a significant portion of the Bank's collateral. Although management of the Bank believes that the allowance for loan losses is currently adequate to absorb losses on any existing loans that may become uncollectible, there can be no assurance that the Bank will not experience significant losses in its loan portfolios which may require significant additions to the loan loss reserves.

Effect of Interest Rates

The operations of the Bank, and of commercial banks in general, are significantly influenced by general economic conditions, by the related monetary and fiscal policies of the federal government and, in particular, the FDIC and the FRB. Deposit flows and the cost of funds are influenced by interest rates of competing investments and general market rates of interest. Lending activities are affected by the demand for commercial and residential mortgage financing and for other types of loans, which in turn is affected by the interest rates at which such financing may be offered and by other factors affecting the supply of office space and housing and the availability of funds.

At December 31, 2000, the Bank's liabilities which would reprice within the next twelve months exceeded the assets (which would re-price during that time) by approximately $51.0 million, 14.2% or % of total assets. As a result of this difference, an increase in market interest rates is likely to result in a reduction of net interest income for the Bank because the level of interest paid on interest-bearing liabilities is likely to increase more quickly than the level of interest earned on interest-earning assets. Increases in the level of interest rates may reduce loan demand, and thereby the amount of loans that can be originated by the Bank and, similarly, the amount of loan and commitment fees, as well as the value of the investment securities and other interest-earning assets of the Bank. Moreover, volatility in interest rates can result in disintermediation, which is the flow of funds away from banks into direct investments, such as corporate securities and other investment vehicles which, because of the absence of federal deposit insurance, generally pay higher rates of return than bank deposits, or the transfer of funds within the bank from a lower yielding savings accounts to higher yielding certificates of deposit.

Unpredictable Economic Conditions

Commercial banks and other financial institutions are affected by economic and political conditions, both domestic and international, and by governmental monetary policies. Conditions such as inflation, recession, unemployment, high interest rates, restricted money supply, scarce natural resources, international disorders and other factors beyond the control of the Company and the Bank may adversely affect their profitability. The Company's success will significantly depend upon general economic conditions in Florida, the Bank's individual markets, and the other market areas into which the Company may expand. A prolonged economic dislocation or recession, whether in Florida generally or in any or all of the Bank's markets, could cause the Company's non-performing assets to increase, thereby causing operating losses, impaired liquidity and the erosion of capital. Such an economic dislocation or recession could result from a variety of causes, including natural disasters such as hurricanes, floods or tornadoes, or a prolonged downturn in various industries upon which the economies of Florida and/or particular markets of the Bank depend. Future adverse changes in the Florida economy or the local economies of the Identified Markets could have a material adverse effect on the Company's business, future prospects, financial condition or results of operations.

Limitation on Dividends; Reliance on the Bank

The Company has never declared or issued a dividend. It is not anticipated that the Company will distribute any cash dividends to its shareholders in the foreseeable future. Earnings of the Bank, if any, are expected to be retained by the Bank to enhance its capital structure or distributed to the Company to pay its operating costs. As the Company has no independent sources of revenue, the Company's principal source of funds to pay dividends on the Common Stock and its other securities, to service indebtedness and to fund operations will be cash dividends and other payments that the Company receives from the Bank. The payment of dividends by the Bank to the Company is subject to certain restrictions imposed by federal banking laws, regulations and authorities.

Impact of Technological Advances; Upgrade to Company's Internal Systems

The banking industry is undergoing, and management believes will continue to undergo, technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company's future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to enhance efficiencies in the Company's operations. Management believes that keeping pace with technological advances is important for the Company, as long as its emphasis on personalized services is not adversely impacted. Many of the Company's competitors will have substantially greater resources than the Company to invest in technological and infrastructure improvements. There can be no assurance that the Bank will be able to implement new technology-driven products and services effectively or to market successfully such products and services to its clients. Furthermore, the Company and the Bank outsource many of their core technology-related systems. The Bank's failure to acquire, implement or market new technology could have a material adverse effect on the Company's business, future prospects, financial condition or results of operations. The Company, therefore, is dependent upon these outside vendors to provide many of its technology-related products and services.

Anti-takeover Provisions
The Company's Second Amended and Restated Articles of Incorporation (the "Articles of Incorporation") contain provisions requiring supermajority shareholder approval to effect certain extraordinary corporate transactions with Interested Persons, which are defined in the Articles of Incorporation as those persons who own greater than 5% or more of the shares of the Company's stock entitled to vote in election of directors, unless that transaction is approved by three quarters of the Company's Board of Directors. This approval is in addition to any other required approval of the Board of Directors or shareholders. In addition, the Articles of Incorporation provide for the Board of Directors to be classified into three classes, as nearly equal in number as possible. Directors are elected to serve for three year terms. The Company's Amended and Restated By-Laws (the "By-Laws") also contain provisions which (i) authorize the Board to determine the precise number of members of the Board and authorize either the Board or the shareholders to fill vacancies on the Board,
(ii) authorize any action required or permitted to be taken by the Company's shareholders to be effected by consent in writing; and (iii) establish certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at an annual or special meeting of shareholders. The issuance of preferred stock by the Company could also have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a controlling interest in the Company and could adversely affect the voting power or other rights of holders of the Common Stock. These provisions may have the effect of impeding the acquisition of control of the Company by means of a tender offer, a proxy fight, open-market purchases or otherwise, without approval of such acquisition by the Board of Directors. Certain of these provisions also make it more difficult to remove the Company's current Board of Directors and management.

Future Capital Needs

The Board of Directors may determine from time to time a need to obtain additional capital through the issuance of additional shares of Common Stock or other securities. Such issuance would dilute the ownership interests in the Company of the investors in the Offering.

Government Regulation

The Company and the Bank operate in a highly regulated environment and are subject to supervision and regulation by several governmental regulatory agencies, including the Board of Governors of the Federal Reserve System, the OCC, the Federal Deposit Insurance Corporation, the Florida Department of Banking and Finance and the Securities and Exchange Commission. These
regulations are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders. The Company and the Bank are subject to future legislation and government policy, including bank deregulation and interstate expansion, which could materially adversely affect the banking industry as a whole, including the operations of the Company and the Bank. The establishment of branches or the acquisitions of banks in Identified Markets and other market areas is subject to the prior receipt of certain regulatory approvals. Failure to obtain such regulatory approvals could have a material adverse effect on the Company's business, future prospects, financial condition or results of operations.

Dependence on Key Personnel

The success of the Bank depends to a significant extent upon the performance of its respective Chairmen, President and Executive Vice Presidents, the loss of any of whom could have a materially adverse effect on the Bank. The Bank believes that its future success will depend in large part upon its ability to retain such personnel. There can be no assurance that the Bank will be successful in retaining such personnel.

Item 2. Properties.
------  ----------

         The Company's occupies 5,113 sq. ft. of leased space for its main offices located at 5210 Belfort Road, Suite 310, Concourse II, Jacksonville, Florida 32256. The Bank operates six banking offices and an operations center in the following locations:

     Florida Bank, N.A. - Alachua County (1)
     600 N.W. 43rd Street, Suite A
     Gainesville, Florida 32606
     Facilities: Owned by the Bank - 7,581 sq. ft.

     Florida Bank, N.A. - Jacksonville
     5210 Belfort Road, Suite 140
     Jacksonville, Florida 32256
     Facilities: Leased 6001 sq. ft.

     Florida Bank, N.A. - Tampa (2)
     100 West Kennedy Boulevard
     Tampa, Florida 33602
     Facilities: Leased 12,573 sq. ft.

     Florida Bank, N.A. - Broward County
     600 North Pine Island Rd., Suite 350
     Plantation, Florida 33324
     Facilities: Leased 4,893 sq. ft.

     Florida Bank, N.A. - Pinellas County
     8250 Bryan Dairy Road
     Suite 150
     Largo, Florida 33777
     Facilities: Leased 5,428 sq. ft.

     Florida Bank, N.A. - Marion County
     2437 SE 17th Street
     Suite 101
     Ocala, Florida 34471
     Facilities: Leased 5,485 sq. ft.

     Florida Bank, N.A. - Operations Center
     6301 Benjamin Road
     Suite 105
     Tampa, Florida 33634
     Facilities: Leased 5,056 sq. ft.

(1)  The  Alachua  County  Bank  leased  approximately  1,600 square feet of its facility to a local health and fitness center until needed for future expansion by the Bank. The Alachua County Bank is still liable for monthly rental payments under the terms of the lease at its former location, 3600 N.W. 43rd Street, Suite 1A, through November 30, 2001. The Bank is currently seeking to sublease this space.
(2) Approximately 5,546 sq. ft. of the Tampa Bank facility has been subleased to a local law firm. The term of the sublease expires on June 30, 2003 in conjunction with the expiration of Bank's lease.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

         No matter was submitted during the fourth quarter ended December 31, 2000 to a vote of security holders of the Company.

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



                                                             High         Low
                                                             ----         ---
             Fiscal year ended December 31, 1999
                 First Quarter                             $8.688       $6.813
                 Second Quarter                            43.000        7.500
                 Third Quarter                             11.125        6.625
                 Fourth Quarter                            10.000        5.625


             Fiscal year ended December 31, 2000
                 First Quarter                             $7.500       $4.875
                 Second Quarter                             6.000        4.875
                 Third Quarter                              6.000        5.000
                 Fourth Quarter                             6.938        5.063





         As of February 26, 2001, there were approximately 168 holders of record of the Common Stock. Management of the Company believes that there are in excess of 3,200 beneficial holders of its Common Stock.

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

         In September of 1999, the Company's Board of Directors authorized a stock repurchase plan covering up to ten percent (10%) of the outstanding shares of common stock (approximately 585,000 shares). The share repurchase plan authorizes the purchase of shares at any price below the then current book value per share. As of December 31, 2000, the Company has repurchased 241,100 shares for a total cost of $1,506,836 or an average cost of $6.25 per share.

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

The selected financial data of the Company as of December 31, 2000, 1999, 1998 and 1997 and for each of the years then ended are derived from the financial statements of the Company, which have been audited by Deloitte & Touche LLP, independent auditors. The selected financial data of the Company as of December 31, 1996 and for the year then ended are derived from the financial statements of the Company, which were audited by other independent certified public accountants. These selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's financial statements and notes thereto, and financial and other information included elsewhere herein.

                                                                             Year Ended December 31,
                                                 -----------------------------------------------------------------------
                                                     2000           1999           1998          1997         1996
                                                                               (Dollars in Thousands)
Summary Income Statement:
  Interest income                                 $ 23,766       $ 11,142      $  5,413        $4,302        $3,614
  Interest expense                                  13,711          4,696         2,436         2,296         1,872
                                                  --------       --------      --------        ------        ------
  Net interest income                               10,055          6,446         2,977         2,006         1,742
  Provision (benefit) for loan losses                1,912          1,610           629            60            60
                                                  --------       --------      --------        ------        ------
  Net interest income after
    provision for loan losses                        8,143          4,836         2,348         1,946         1,682

  Noninterest income                                 1,011            583           613           504           517
  Noninterest expense (1)                           10,886          8,342         7,903         1,842         1,598
                                                  --------       --------      --------        ------        ------

  Income (loss) before provision for
    income taxes                                    (1,732)        (2,923)       (4,943)          608           601
  (Benefit) provision for income taxes (2)            (652)        (1,076)         (350)          232           217
                                                  --------       --------      --------        ------        ------
  Net income (loss)                               $ (1,080)      $ (1,847)     $ (4,593)       $  376        $  384
                                                  ========       ========      ========        ======        ======

  Earnings (loss) per common share (3):
    Basic                                         $  (0.19)      $  (0.32)     $  (1.46)       $ 0.31        $ 0.32
    Diluted                                          (0.19)         (0.32)        (1.46)         0.29          0.30

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

(3) The earnings per share amounts for 1997 and 1996 have been restated to reflect the shares exchanged in the Merger.

                                                                                             At December 31,
                                                                    ----------------------------------------------------------------
                                                                        2000         1999         1998         1997         1996
                                                                    ------------- ------------ ------------ ------------ -----------
                                                                                    (Dollars in Thousands)
Summary Balance Sheet Data:
Investment securities                                                $ 36,756     $ 28,511     $ 22,242     $ 10,765      $ 8,551
Loans, net of deferred loan fees                                      285,526      157,517       67,131       33,720       31,627
Earning assets                                                        353,239      205,898      106,022       54,731       52,588
Total assets                                                          372,797      218,163      113,566       60,396       55,505
Noninterest-bearing deposits                                           41,965       22,036       11,840        6,442        8,122
Total deposits                                                        305,239      159,106       64,621       45,460       45,526
Other borrowed funds                                                   26,035       18,279        5,718        8,317        6,480
Total shareholders' equity                                             38,556       39,235       42,588        6,314        3,269

Performance Ratios:
Net interest margin (1)                                                  3.54%        4.57%        4.28%        3.89%        4.05%
Efficiency ratio (2)                                                    98.37       118.68       220.18        73.39        70.76
Return on average assets                                                (0.36)       (1.07)       (5.42)        0.70         0.85
Return on average equity                                                (2.83)       (3.12)      (16.54)       10.62        13.18

Asset Quality Ratios:
Allowance for loan losses to total loans                                 1.23%        1.18%        1.60%        1.42%        1.36%
Non-performing loans to total loans (3)                                  1.44         1.46         2.80            -            -
Net charge-offs (recoveries) to average loans                            0.12         0.80         0.09         0.03        (0.11)

Capital and Liquidity Ratios:
Total capital to risk-weighted assets                                   12.73%       18.19%       63.25%       14.29%       12.26%
Tier 1 capital to risk-weighted assets                                  11.58        17.29        61.59        13.00        11.01
Tier 1 capital to average assets                                        10.28        20.01        36.44         7.42         6.42
Average loans to average deposits                                        94.9        108.2        81.04        75.77        75.83
Average equity to average total assets                                  12.80        34.30         32.8         6.54         6.45

------------
(1)  Computed by dividing net interest income by average earning assets.
(2)  Computed by dividing noninterest expense by the sum of net interest income and noninterest income.
(3)  The Bank had no non-performing loans at December 31, 1997 and 1996.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) potential acquisitions by the Company;
(ii) trends affecting the Company's financial condition or results of operations; and (iii) the Company's business and growth strategies. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These factors include, but are not limited to the following: (a) competitive pressure in the banking industry; (b) changes in the interest rate environment; (c) the fact that general economic conditions may be less favorable than the Company expects; and (d) changes in The Company's regulatory environment. The accompanying information contained in this Report, including, without limitation, the information set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in the Company's Securities Act filings, identifies important additional factors that could adversely affect actual results and performance. Prospective investors are urged to carefully consider such factors.

         All  forward-looking   statements   attributable  to  the  Company  are
expressly qualified in their entirety by the foregoing cautionary statements.

         The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company (including the notes thereto) contained elsewhere in this Report. The following discussion compares results of operations for the years ended December 31, 2000, 1999 and 1998.

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

         The Company funded its start-up and organization costs through the sale of units, consisting of Common Stock, Preferred Stock and warrants to purchase shares of Common Stock. As the Company was not formed until 1997, the term "Company" used throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the Company and the Bank for the periods ended December 31, 2000, 1999 and 1998 and for the Bank only for the period ended December 31, 1997 and prior periods. Unless otherwise indicated, the "Bank" refers to Florida Bank, N.A., formerly First National Bank of Tampa.



Summary

         The Company's net loss for fiscal 2000 decreased $767,000 to a loss of $1.08 million or 49.6% from $1.8 million in 1999. Net loss for 1999 decreased $2.8 million to $1.8 million from $4.6 million in 1998. Basic and diluted earnings per share was a loss of $.19, $.32 and $1.46 for the years ended
December 31, 2000, 1999 and 1998. Diluted earnings per share reflects the dilutive effect of outstanding options and has been adjusted for the Offering and the exchange of shares related to the consummation of the Merger.

         The decrease in net losses from 1999 to 2000 was primarily attributable to an increase in net interest income and an increase in noninterest income, partially offset by increases in the provision for loan losses and noninterest expenses. Net interest income increased to $10.1 million in 2000 from $6.5 million in 1999, an increase of 56.0%. The provision for loan losses increased by 18.8% to $1.9 million in 2000 from $1.6 million in 1999. Noninterest income increased 73.6% to $1.01 million in 2000 from $543,000 in 1999. Noninterest expense increased to $10.9 million in 2000 from $8.3 million in 1999, an increase of 30.5%. The benefit for income taxes decreased to $652,000 in 2000 from $1.1 million in 1999, a decrease of 39.4%.

         The decrease in net losses from 1998 to 1999 was primarily attributable to an increase in net interest income, partially offset by increases in the provision for loan losses and noninterest expenses. Net interest income increased to $6.5 million in 1999 from $3.0 million in 1998, an increase of 116.6%. The provision for loan losses increased by 156.0% to $1.6 million in 1999 from $629,000 in 1998. Noninterest income decreased 4.9% to $583,000 in 1999 from $613,000 in 1998. Noninterest expense increased to $8.3 million in 1999 from $7.9 million in 1998, an increase of 5.6%. The provision for income taxes increased to $1.1 million in 1999 from $350,000 in 1998, an increase of 207.4%.

         The 1998 results included expenses related to the Merger, noncash compensation and financing costs of $3.9 million or $1.26 per share related to the February 3, 1998 sale of common stock and warrants included in the units sold to foreign investors and the February 11, 1998 sale of the 297,000 shares of common stock to 14 officers, directors and consultants and an increase in the provision for loan losses, all of which were partially offset by an increase in net interest income. The Company recorded such non-cash, non-recurring compensation expense and financing costs measured as the difference between the fair value of common stock, based upon the initial public offering price of $10.00 per share, and the sale price or allocated proceeds of $.01 per share. These non-cash charges were recorded with a corresponding increase in additional paid-in capital and therefore had no effect on the Company's total shareholders' equity or book value.

         Total assets at December 31, 2000 were $372.8 million, an increase of $154.7 million, or 70.9%, over the prior year. Total loans increased 81.2% to $285.6 million at December 31, 2000, from $157.6 million at December 31, 1999. Total deposits increased $146.1 million, or 91.8%, to $305.2 million at December 31, 2000 from $159.1 million at December 31, 1999. Shareholders' equity decreased to $38.6 million at December 31, 2000 from $39.2 million at December 31, 1999, a decrease of 1.7%. These increases and decrease were primarily attributable to the opening of the Marion County branch and a full year of start-up operations for the Pinellas and Broward County branches.

         The earnings performance of the Company is reflected in the calculations of net loss as a percentage of average total assets ("Return on Average Assets") and net loss as a percentage of average shareholders' equity ("Return on Average Equity"). During 2000, the Return on Average Assets and Return on Average Equity were (0.36%) and (2.83%) respectively, compared to (1.07%) and (3.12%), respectively, for 1999. The Company's ratio of total equity to total assets decreased to 10.3% at December 31, 2000 from 18.0% at December 31, 1999, primarily as a result of growth from the new branch operations.

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


                                                                        Year Ended December 31,
                                                 -----------------------------------------------------------------------------


                                                               2000                                    1999

                                                               Interest                                   Interest
                                                Average        Income/        Yield/         Average      Income/       Yield/
                                               Balance         Expense         Rate         Balance       Expense        Rate
                                              -----------   --------------- -----------    ----------- -------------- ----------
ASSETS                                                                   (Dollars in thousands)
Earning assets:

   Loans, net of deferred loan fees(1)....      $224,317       $20,073         8.95%        $103,492      $9,035         8.77%

   Investment securities(2)...............        37,416         2,477         6.62           26,670       1,518         5.69

   Repurchase agreements..................             0             0          -              6,420         333         5.19

   Federal funds sold & other investments         21,987         1,216         5.53            5,512         257         4.66
                                                  ------         -----                      --------      ------

      Total earning assets................       280,817        23,766         8.46          142,094      11,142         7.87
                                                                ------                                    ------

Cash and due from banks...................         9,311                                       5,448

Premises and equipment, net...............         2,805                                       1,428

Other assets..............................         5,675                                       3,639

Allowance for loan losses.................        (2,676)                                     (1,197)
                                                  ------                                       -----


      Total assets........................      $295,932                                    $158,461
                                                ========                                    ========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:.............

   Interest-bearing demand deposits.......        $9,879           156         1.58 %       $  4,912          99         2.02%

   Savings deposits.......................        38,101         2,092         5.49           24,427       1,153         4.72

   Money market deposits..................         1,762            63         3.58            1,674          37         2.21

   Certificates of deposit of $100,000 or
       more......................                 94,038         6,142         6.53           21,165       1,166         5.51

   Other time deposits....................        62,112         3,940         6.34           28,723       1,598         5.59


   Repurchase agreements..................        14,956           904         6.04           12,510         553         4.42


   Other borrowed funds...................         6,824           414         6.07            1,657          90         5.43
                                                   -----           ---                      --------      ------
                                                                               6.02
Total interest-bearing liabilities........       227,672        13,711                        95,068       4,696         4.94
                                                                ------                                    ------

Noninterest-bearing demand deposits.......        27,677                                      14,727

Other liabilities.........................         2,343                                       3,445

Shareholders' equity......................        38,240                                      41,358
                                                  ------                                    --------
      Total liabilities and
      shareholders' equity................      $295,932                                    $158,461
                                                ========                                    ========

Net interest income.......................                    $ 10,055                                    $6,487
                                                              ========                                    ======

Net interest spread ......................                                     2.44%                                     2.93%

Net interest margin.......................
                                                                               3.58%                                     4.57%

-----------------------------
(1) At December 31, 2000 and 1999, $1.5 million and $1.1 million of loans, respectively were accounted for on a non-accrual basis.

(2) The yield on investment securities is computed based upon the average balance of investment securities at amortized cost and does not reflect the unrealized gains or losses on such investments.

         Net interest income is the principal component of a financial institution's income stream and represents the difference or spread between interest and certain fee income generated from earning assets and the interest expense paid on deposits and other borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company had no investments in tax-exempt securities during 2000, 1999 and 1998. Accordingly, no adjustment is necessary to facilitate comparisons on a taxable equivalent basis.


         Net interest income increased 55.0% to $10.1 million in 2000 from $6.5 million in 1999. This increase is attributable to growth in loan volume due to new branch operations, and is partially offset by the growth in time deposits and repurchase agreements. The trend in net interest income is commonly evaluated using net interest margin and net interest spread. The net interest margin, or net yield on average earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. The net interest margin decreased 99 basis points to 3.58% in 2000 on average earning assets of $280.8 million from 4.57% in 1999 on average earning assets of $142.1 million. This decrease is primarily due to the fact that the average rates paid on interest bearing liabilities increased more than the average yield on earning assets increased. There was a 59 basis point increase in the average yield on earning assets to 8.46% in 2000 from 7.87% in 1999 and a 108 basis point increase in the average rate paid on interest-bearing liabilities to 6.02% in 2000 from 4.94% in 1999. The increased yield on earning assets was primarily the result of higher market rates on loans and investment securities. The increase in the cost of interest-bearing liabilities is attributable to increases in rates on interest-bearing demand deposits, other time deposits, money market accounts and other borrowed funds.

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

         The net interest spread decreased 49 basis points to 2.44% in 2000 from 2.93% in 1999, as the yield on average earning assets increased 59 basis points while the cost of interest-bearing liabilities increased 108 basis points. The net interest spread measures the absolute difference between the yield on average earning assets and the rate paid on average interest-bearing sources of funds. The net interest spread eliminates the impact of noninterest-bearing funds and gives a direct perspective on the effect of market interest rate movements. This measurement allows management to evaluate the variance in market rates and adjust rates or terms as needed to maximize spreads.

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

         Rate/Volume Analysis of Net Interest Income

         The table below presents the changes in interest income and interest expense attributable to volume and rate changes between 1999 and 2000 and between 1998 and 1999. The effect of a change in average balance has been determined by applying the average rate in 1999 and 1998 to the change in average balance from 1999 to 2000 and from 1998 to 1999, respectively. The effect of change in rate has been determined by applying the average balance in 1999 and 1998 to the change in the average rate from 1999 to 2000 and from 1998 to 1999, respectively.

The net change attributable to the combined impact of the volume and rate has been allocated to both components in proportion to the relationship of the absolute dollar amounts of the change in each.



                                           Year Ended December 31, 2000              Year Ended December 31, 1999
                                                   Compared With                             Compared With
                                                 December 31, 1999                         December 31, 1998
                                                 -----------------                         -----------------

                                                 Increase (Decrease) Due to:               Increase (Decrease) Due to:
                                                 --------------------------                --------------------------



                                            Volume      Yield/Rate      Total          Volume      Yield/Rate       Total
                                            ------      ----------      -----          ------      ----------       -----

Interest Earned On:
  Taxable securities............          $611,000       $348,000     $959,000        $623,000       $21,000      $644,000

  Federal funds sold............           767,000        192,000      959,000        (197,000)                   (197,000)

  Net loans.....................        10,596,000        442,000   11,038,000       5,521,000      (294,000)    5,227,000

  Repurchase agreements.........          (333,000)                   (333,000)         89,000       (33,000)       56,000
                                           -------       --------      -------          ------        -------       ------

     Total earning assets.......        11,641,000        982,000   12,623,000       6,036,000      (306,000)    5,730,000
                                        ----------        -------   ----------       ---------      ---------    ---------

Interest Paid On:
   Money market and
     interest-bearing demand
     deposits...................           104,000        (21,000)      83,000          32,000        (5,000)       27,000

   Savings deposits.............           634,000        305,000      939,000         806,000                     806,000

   Time deposits................         5,887,000      1,431,000    7,318,000       1,171,000       (58,000)    1,113,000

   Repurchase agreements........           108,000        243,000      351,000         320,000         2,000       322,000

   Other borrowed funds.........           280,000         44,000      324,000           1,000        (9,000)       (8,000)
                                           -------         ------      -------           -----        -------        -----
   Total interest-bearing
liabilities.....................         7,013,000      2,002,000    9,015,000       2,330,000       (70,000)    2,260,000
                                         ---------      ---------    ---------       ---------       --------    ---------

     Net interest income........        $4,628,000    $(1,020,000)  $3,608,000      $3,706,000     $(236,000)   $3,470,000
                                        ==========    ===========   ==========      ==========     ==========   ==========

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

         The provision for loan losses charged to operations in 2000 was $1.9 million as compared to $1.6 million for 1999. The increase in the provision from 1999 to 2000 was generally due to the increase in the amount of loans outstanding.

         The provision for loan losses charged to operations in 1999 was $1.6 million, compared to $629,000 for 1998. The increase in 1999 was generally due to increases in the amount of loans outstanding. For additional information regarding provision for loan losses, charge-offs and allowance for loan losses, see "-- Financial Condition--Asset Quality."


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


         Noninterest income decreased 73.6% to $1.0 million in 2000 from $583,000 in 1999. This change resulted from an increase in the amount of service fees on deposit accounts and a net gain from the sale of available for sale securities. Service fees on deposit accounts increased 55.2% to $706,000 in 2000 from $455,000 in 1999 due to an increase in the volume of business and personal transaction accounts and increased volume in the number of services transacted for customers which are subject to service charges. Sale of available for sale securities resulted in a net gain of $10,000 in 2000, compared to a net loss of $4,000 in 1999. Other income, which includes various recurring noninterest income items such as service fee income on SBA (Small Business Administration) loans originated by the Bank, and residential mortgage loan origination fees, increased 125.6% to $296,000 in 2000 from $131,000 in 1999.

         Noninterest income decreased 4.9% to $583,000 in 1999 from $613,000 in 1998. This change resulted from an increase in the amount of service fees on deposit accounts offset by decreased gains on the sale of the guaranteed portion of SBA loans and available for sale securities. Service fees on deposit accounts increased 18.9% to $455,000 in 1999 from $382,000 in 1998 due to an increase in insufficient funds and returned check fees and increased volume in the number of wire transfers transacted for customers. Gains on sale of the guaranteed portion of SBA loans decreased 98.9% to $1,000 in 1999 from $106,000 in 1998 due to a decrease in the principal amount of such loans sold. There were no sales of SBA loans during 1999, compared to $1.2 million of loans sold in 1998, all of which were originated in 1998. The Company substantially reduced its SBA lending operations in 1998 due to the cost of maintaining this specialized lending practice and due to recent charge-offs in the unguaranteed portion of the SBA loans that were retained by the Bank. Other income, which includes various recurring noninterest income items such as travelers checks fees and safe deposit box fees, decreased 12.6% to $131,000 in 1999 from $116,000 in 1998.


         The following table presents an analysis of the noninterest income for the periods indicated with respect to each major category of noninterest income:


                                                                                          % Change       % Change
                                                        2000         1999        1998     2000-1999      1999-1998
                                                        ----         ----        ----     ---------      ---------
                                                                     (Dollars in thousands)

Service fees................................           $705          $455        $382        55.2%          18.9%

Gain on sale of loans.......................              0             1         106      (100.0)         (98.9)

(Loss) gain on sale of available
for sale investment securities, net.........             10            (4)          8        N/A            N/A

Other.......................................            296           131         116       125.6           12.6
                                                        ---           ---         ---

    Total...................................         $1,011          $583        $613        73.6%          (4.9%)
                                                     ======           ===         ===


         Noninterest Expense


         Noninterest expense increased 30.5% to $10.9 million in 2000 from $8.3 million in 1999. These increases are primarily attributable to increases in personnel, occupancy, data processing and other expenses relating to opening of the Marion County banking office, and the first full year of operation of the Broward County and Pinellas County banking offices. Salaries and benefits increased 23.8% to $6.8 million in 2000 from $5.5 million in 1999. This increase is primarily attributable increases in the number of personnel at the holding company level and for the Marion County office. Occupancy and equipment expense increased 60.6% to $1.5 million in 2000 from $951,000 in 1999, primarily as a result of the addition of the Marion County banking office, and the first full year of operation of the Broward and Pinellas County banking offices. Data processing expense increased 72.1% to $457,000 in 2000 from $265,000 in 1999, which is primarily attributable to the growth in loan and deposit transactions and the addition of new services. Other operating expenses increased 28.6% to $2.1 million in 2000 from $1.6 million in 1999. This increase is attributable primarily to an increase of $118,000 in postage and courier expenses, an increase of $114,000 in loan closing expenses, an increase of $95,000 in communications expense and an increase of $60,000 in legal fees. These expenses are primarily attributable to opening of new banking offices and an overall increase in the size and volume of business conducted by the Bank.

Noninterest expense increased 5.6% to $8.3 million in 1999 from $7.9 million in 1998. These increases are primarily attributable to increases in personnel, occupancy, data processing and other expenses relating to opening of the Broward County and Pinellas County banking offices. Salaries and benefits decreased 2.25% to $5.5 million in 1999 from $5.4 million in 1998. This decrease is attributable to a non-cash, non-recurring charge of approximately $3 million in 1998 related to the sale of stock and warrants to the founders of the Company and foreign investors and offset by increases in the number of personnel at the holding company level and for the Broward and Pinellas County offices. Occupancy and equipment expense increased 95.7% to $951,000 in 1999 from $486,000 in 1998 primarily as a result of the addition of the Broward and Pinellas County banking offices. Data processing expense increased 86.6% to $265,000 in 1999 from $142,000 in 1998 which is primarily attributable to the growth in loan and deposit transactions and the addition of new services. Financing costs for 1998 represents a non-cash non-recurring charge of $972,000 for financing costs relating to the issuance of common stock and warrants to foreign investors.
Other operating expenses increased 76.1% to $1.6 million in 1999 from $923,000 in 1998. This increase is attributable primarily to an increase of $40,000 in marketing and advertising expenses, an increase of $106,000 in legal and accounting fees associated with the growth of the Bank and the opening of new banking offices, an increase of $138,000 in communications expense associated with the network expansion at the holding company and the openings of new banking offices and an increase of $109,000 in stationary, printing and supplies associated with the opening of the Broward and Pinellas County banking offices.


         The following table presents an analysis of the noninterest expense for the periods indicated with respect to each major category of noninterest expense:

                                                                                             % Change     % Change
                                                      2000         1999        1998         2000-1999     1999-1998
                                                      ----         ----        ----         ---------     ---------

                                                             (Dollars in thousands)

Salaries and benefits....................           $6,813       $5,501      $5,380            23.8%         (2.3%)

Occupancy and equipment..................            1,528          951         486            60.6          95.7

Data processing..........................              457          265         142            72.1          86.6

Financing cost...........................                0            0         972             N/A        (100.0)

Other....................................            2,088        1,624         923            28.6          76.1
                                                     -----        -----         ---            ----          ----

    Total................................          $10,886       $8,342      $7,903            30.5%          5.6%
                                                   =======       ======      ======


         Provision for Income Taxes


          The benefit for income taxes was $652,000 for 2000 compared to $1.1 million for 1999. The effective tax rate for 2000 was a benefit of 37.6% as compared to 1999, which was a benefit of 36.8%. The increase in the effective tax rate is due to the effect of a slightly higher level of nondeductible expenses in 1999 as compared to 2000. The Company paid no income taxes during 2000 and 1999 due to the availability of net operating loss carryforwards.

         The benefit for income taxes was $1.1 million for 1999 compared to $350,000 for 1998. The effective tax rate for 1999 was a benefit of 36.8% as compared to 1998, which was a benefit of 7.1%. The increase in the effective tax rate is due to the effect of a higher level of nondeductible expenses in 1998 as compared to 1999. These nondeductible expenses for 1998 are comprised primarily of the $3.9 million in compensation and financing costs resulting from the sale of common stock and warrants to founders and foreign investors. The Company paid no income taxes during 1999 and 1998 due to the availability of net operating loss carryforwards.


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

         As of December 31, 2000, the Company had $9.4 million in net operating loss carryforwards available to reduce future taxable earnings, which resulted in net deferred tax assets of $4.6 million. These net operating loss carryforwards will expire in varying amounts in the years 2004 through 2020 unless fully utilized by the Company. Based on management's estimate of future earnings and the expiration dates of the net operating loss carry forwards as of December 31, 2000 and 1999, it was determined that it is more likely than not that the benefit of the deferred tax assets will be realized.

         The following table presents the components of net deferred tax assets:

                                                                 As of December 31,
                                                                 -----------------

                                                              2000               1999            1998
                                                              ----               ----            ----
                                                                     (Dollars in thousands)

Deferred tax assets.............................            $4,779             $4,426          $3,026

Deferred tax liabilities........................               174                 61             133

Valuation allowance.............................              ----               ----            ----

Net deferred tax assets.........................            $4,605             $4,365          $2,893
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

         Net Income

         The Company reported a net loss of $1.1 million in 2000 compared to a net loss of $1.8 million in 1999. The net loss for 2000 resulted primarily from the opening of the Marion County banking office, and the first full year of operation of Broward and Pinellas County Banking offices. Basic loss per share was $.19 for 2000 and $.32 for 1999.

         Return on Average Assets increased 71 basis points to a deficit of .36% in 2000 from a deficit of 1.07% in 1999. Return on Average Equity increased 30 basis points to a deficit of 2.82% in 2000 from a deficit of 3.12% in 1999.

         The Company reported a net loss of $1.8 million in 1999 compared to a net loss of $4.6 million in 1998. The net loss for 1999 resulted primarily from expenses associated with the opening of the Broward County and Pinellas County offices. Basic loss per share was $.32 for 1999 and $1.46 for 1998.

         Return on Average Assets increased 436 basis points to a deficit of 1.07% in 1999 from a deficit of 5.43% in 1998. Return on Average Equity increased 1346 basis points to a deficit of 3.12% in 1999 from a deficit of 16.54% in 1998.

Financial Condition

         Earning Assets

         Average earning assets increased 97.6% to $280.8 million in 2000 from $142.0 million in 1999. During 2000, loans, net of deferred loan fees, represented 79.9% of average earning assets, investment securities comprised 13.3%, and Federal funds sold and other investments comprised 6.8%. In 1999, loans, net of deferred loan fees, comprised 72.8% of average earning assets, investment securities comprised 18.8%, Federal funds sold and other investments comprised 3.9% and repurchase agreements comprised 4.5%. The variance in the mix of earning assets is primarily attributable to the growth in the Company's loan portfolio. The Company manages its securities portfolio and additional funds to minimize interest rate fluctuation risk and to provide liquidity.

         In 2000, growth in earning assets was funded primarily through an increase in total loans due to new branch operations.

         Loan Portfolio

         The Company's total loans outstanding increased 81.2% to $285.6 million as of December 31, 2000 from $157.6 million as of December 31, 1999. Loan growth for 2000 was funded primarily through growth in average deposits. The growth in the loan portfolio primarily was a result of an increase in commercial and commercial real estate loans of $122.8 million, or 88.8%, from December 31, 1999 to December 31, 2000. Average total loans in 2000 were $224.3 million, $61.3 million less than the year end balance of $285.6 million due to the increase in loan production for the third and fourth quarters of 2000. The Company engages in a full complement of lending activities, including commercial, real estate construction, real estate mortgage, home equity, installment, SBA guaranteed loans and credit card loans.

         The following table presents various categories of loans contained in the Company's loan portfolio for the periods indicated, the total amount of all loans for such periods, and the percentage of total loans represented by each category for such periods:



                                                                                     As of December 31,

                                                                     ---------------------------------------------------
                                                                                2000                        1999

                                                                                         % of                     % of
                                                                        Balance         Total        Balance     Total
                                                                        -------         -----        -------     -----

                                                                                    (Dollars in thousands)
Type of Loan
------------

Commercial real estate.............................................     $158,654         55.6%        $69,261     43.9%

Commercial ........................................................      102,391         35.8          68,991     43.8

Residential mortgage...............................................        9,796          3.4          10,846      6.9

Consumer...........................................................       13,036          4.6           7,246      4.6

Credit cards and other.............................................        1,747          0.6           1,244      0.8
                                                                           -----          ---           -----      ---

         Total loans...............................................      285,624          100%        157,588      100%
                                                                                          ====                     ====

Net deferred loan fees.............................................          (98)                         (71)
                                                                              --                           --

           Loans, net of deferred loan fees........................      285,526                      157,517

Allowance for loan losses..........................................       (3,511)                      (1,858)
                                                                           -----                        -----

         Net loans.................................................     $282,015                     $155,659
                                                                        ========                     ========


         Commercial Real Estate. Commercial real estate loans consist of loans secured by owner-occupied commercial properties, income-producing properties and construction and land development. At December 31, 2000, commercial real estate loans represented 55.6% of outstanding loan balances, compared to 43.9% at December 31, 1999. The increase in this category of loans is due to the increased emphasis on commercial real estate loans.

         Commercial. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. At December 31, 2000, commercial loans represented 35.8% of outstanding loan balances, compared to 43.8% at December 31, 1999. The decrease in commercial loans corresponds with management's strategy to diversify risk.


         Residential Mortgage. The Company's residential mortgage loans consist of first and second mortgage loans and construction loans. At December 31, 2000, residential mortgage loans represented 3.4% of outstanding loan balances, compared to 6.9% at December 31, 1999. The Company does not actively market residential mortgages and its portfolio primarily consists of loans to the principals of other commercial relationships.


         Consumer. The Company's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, education and other personal expenditures. At December 31, 2000, consumer loans represented 4.6% of outstanding loan balances, compared to 4.6% at December 31, 1999. The Company does not actively market consumer loans and its portfolio primarily consists of loans to the principals of other commercial relationships.

         Credit Card and Other Loans. This category of loans consists of borrowings by customers using credit cards, overdrafts and overdraft protection lines. At December 31, 2000, credit card and other loans represented 0.6% of outstanding loan balances as compared to 0.8% at December 31, 1999. These credits are primarily extended to the principals of commercial customers.


         The Company's only area of credit concentration is commercial and commercial real estate loans. The Company has not invested in loans to finance highly-leveraged transactions, such as leveraged buy-out transactions, as defined by the Federal Reserve Board and other regulatory agencies. In addition, the Company had no foreign loans or loans to lesser developed countries as of December 31, 2000.

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



         The repayment of loans in the loan portfolio as they mature is a source of liquidity for the Company. The following table sets forth the maturity of the Company's loan portfolio within specified intervals as of December 31, 2000:

                                                                                            Due
                                                           Due in 1    Due after 1 to      After
                                                        Year or Less      5 years         5 years        Total
                                                        ------------   ---------------    -------        -----

Type of Loan                                                            (Dollars in thousands)
------------

Commercial real estate......................               $24,391         $56,417        $77,846       $158,654

Commercial..................................                63,766          29,718          8,907        102,391

Residential mortgage........................                 1,892           5,465          2,439          9,796

Consumer ...................................                 5,717           6,403            916         13,036

Credit card and other loans.................                 1,747               0              0          1,747
                                                             -----           -----          -----          -----

         Total..............................               $97,513         $98,003        $90,108       $285,624
                                                           =======         =======        =======       ========




         The following table presents the maturity distribution as of December 31, 2000 for loans with predetermined fixed interest rates and floating interest rates by various maturity periods:

                                                           Due in 1     Due after        Due After
                                                        Year or Less    1 to 5            5 years          Total
                                                        ------------      years           -------          -----
                                                                          -----

Interest Category                                                        (Dollars in thousands)
-----------------

Predetermined fixed interest rate.................         $26,075       $67,691          $67,518        $161,284

Floating interest rate............................          71,438        30,312           22,590         124,340
                                                            ------        ------           ------         -------

         Total....................................         $97,513       $98,003          $90,108        $285,624
                                                           =======       =======          =======        ========


         Asset Quality

         At December 31, 2000, $1.5 million of loans were accounted for on a non-accrual basis as compared to $1.1 million at December 31, 1999. Included in the non-accrual loans as of December 31, 2000 were $872,000 of SBA guaranteed loans compared to $733,000 at December 31, 1999. The SBA loans consist of the remaining balance of liquidated loans pending payment of the SBA guarantee. At December 31, 2000, $2.6 million in loans past due 90 days or more were still accruing interest, compared to $293,000 at December 31, 1999. No SBA loans were past due 90 days at December 31, 2000. The loans past due 90 days at December

31, 1999 were SBA loans, the remaining balances of which represent the un-guaranteed portions. See "-- Non-performing Assets."

         First National Bank of Tampa started its SBA lending program in August 1994. Under this program, the Company originates commercial and commercial real estate loans to borrowers that qualify for various SBA guaranteed loan products. The guaranteed portion of such loans generally ranges from 75% to 85% of the principal balance, the majority of which the Company sells in the secondary market. The majority of the Company's SBA loans provide a servicing fee of 1.00% of the outstanding principal balance. Certain SBA loans provide servicing fees of up to 2.32% of the outstanding principal balance. The Company records the premium received upon the sale of the guaranteed portion of SBA loans as gain on sale of loans. The Company does not defer a portion of the gain on sale of such loans as a yield adjustment on the portion retained, nor does it record a retained interest, as such amounts are not considered significant. The principal balance of internally originated SBA loans in the Company's loan portfolio at December 31, 2000 totaled $3.2 million, including the SBA guaranteed portion of $3.0 million, compared to an outstanding balance of $4.1 million at December 31, 1999, including the SBA guaranteed portion of $3.1 million. At December 31, 2000, the principal balance of the guaranteed portion of SBA loans cumulatively sold in the secondary market since the commencement of the SBA program totaled $4.0 million.

         The Company generally repurchases the SBA guaranteed portion of loans in default to fulfill the requirements of the SBA guarantee or in certain cases, when it is determined to be in the Company's best interest, to facilitate the liquidation of the loans. The guaranteed portion of the SBA loans are repurchased at the current principal balance plus accrued interest through the date of repurchase. Upon liquidation, in most cases, the Company is entitled to recover up to 120 days of accrued interest from the SBA on the guaranteed portion of the loan paid. In certain cases, the Company has the option of charging-off the non-SBA guaranteed portion of the loan retained by the Company and requesting payment of the SBA guaranteed portion. In such cases, the Company will have determined that insufficient collateral exists, or the cost of liquidating the business exceeds the anticipated proceeds to the Company. In all liquidations, the Company seeks the advice of the SBA and submits a liquidation plan for approval prior to the commencement of liquidation proceedings. The payment of any guarantee by the SBA is dependent upon the Company following the prescribed SBA procedures and maintaining complete documentation on the loan and any liquidation services. The total principal balance of the guaranteed portion of SBA loans repurchased during 2000 and 1999 were approximately $0 and $356,000.


         The Company substantially reduced SBA lending operations in 1998 due to the cost of maintaining this specialized lending practice and due to recent charge-offs in the unguaranteed portion of the SBA loans that were retained by the Bank.

         As of December 31, 2000, there were no loans other than those disclosed above that were classified for regulatory purposes as doubtful, substandard or special mention which (i) represented or resulted from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represented material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans other than those disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms.

         Allowance for Loan Losses and Net Charge-Offs

         The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. In its evaluation of the allowance and its adequacy, management considers loan growth, changes in the composition of the loan portfolio, the loan charge-off experience, the amount of past due and non-performing loans, current and anticipated economic conditions, underlying collateral values securing loans and other factors. While it is the Company's policy to provide for a full reserve or charge-off for loans in the period in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

         An analysis of the Company's loss experience is furnished in the following table for the periods indicated, as well as a detail of the allowance for loan losses:

                                                                                                  Years Ended
                                                                                                 December 31,
                                                                                         --------------------------------
                                                                                           2000          1999          1998
                                                                                           ----          ----          ----

                                                                                                (Dollars in thousands)

Balance at beginning of period................................................            $1,858        $1,073           $481
Charge-offs:
    Commercial real estate....................................................                (4)           (0)           (39)
    Commercial................................................................              (388)         (819)           (16)
    Residential mortgage......................................................                (0)           (5)            (0)
    Consumer..................................................................                (0)          (19)            (0)
    Consumer credit card and other............................................                (9)          (14)           (10)
                                                                                               -            --             --
        Total charge-offs.....................................................              (401)         (857)           (65)
                                                                                             ---           ---             --
Recoveries:
   Commercial real estate.....................................................                18            15             28
   Commercial.................................................................                74            14              0
   Residential mortgage.......................................................                50             2              0
   Consumer...................................................................                 0             0              0
   Credit card and other......................................................                 0             1              0
                                                                                               -             -              -
         Total recoveries.....................................................               142            32             28
                                                                                             ---            --             --
Net (charge-offs)/recoveries..................................................              (259)         (825)           (37)
Provision for loan losses.....................................................             1,912         1,610            629
                                                                                           -----         -----            ---
Balance at end of period......................................................            $3,511        $1,858         $1,073
                                                                                          ======        ======         ======
Net charge-offs as a percentage of average loans..............................               .12%         .80%            .09%
Allowance for loan losses as a percentage of total loans......................              1.23%        1.18%           1.60%

         Net charge-offs were $259,000, or .12% of average loans outstanding in 2000 as compared to net charge-offs of $825,000 or .80% of average loans outstanding in 1999. The allowance for loan losses increased 89.0% to $3.5 million or 1.23% of loans outstanding at December 31, 2000 from $1.9 million or 1.18% of loans outstanding at December 31, 1999. The allowance for loan losses as a multiple of net loans charged-off was 13.6x for the year ended December 31, 2000 as compared to 2.3x for the year ended December 31, 1999. The increase in the provision from 1999 to 2000 was generally due to increases in the amount of loans outstanding. See "-- Asset Quality."

         In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. This review encompasses the judgment of management, utilizing internal loan rating standards, guidelines provided by the banking regulatory authorities governing the Company, and their loan portfolio reviews as part of the company examination process.

         Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") was issued in May 1993. SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. The Company adopted SFAS 114 on January 1, 1995. At December 31, 2000, the Company held impaired loans as defined by SFAS 114 of $946,000 ($147,000 of such balance is guaranteed by the SBA) for which specific allocations of $329,000 have been established within the allowance for loan losses which have been measured based upon the fair value of the collateral. Such reserve is allocated between commercial and commercial real estate. A portion of these impaired loans have also been classified by the Company as loans past due over 90 days ($2.6 million) and none have been classified as troubled debt restructurings. At December 31, 1999, the Company held impaired loans as defined by SFAS 114 of $2.3 million ($497,000 of such balance is guaranteed by the SBA) for which specific allocations of $63,000 have been established within the allowance for loan losses which have been measured based upon the fair value of the collateral. Such reserve is allocated between commercial and commercial real estate. A portion of these impaired loans have also been classified by the Company as loans past due over 90 days ($2.1 million) and none have been classified as troubled debt restructurings. Interest income on such impaired loans during 2000 and 1999 was not significant.

         As shown in the table below, management determined that as of December 31, 2000, 37.0% of the allowance for loan losses was related to commercial real estate loans, 50.6% was related to commercial loans, 9.0% was related to residential mortgage loans, 2.0% was related to consumer loans, 1.4% to credit card and other loans and 0.0% was unallocated. As shown in the table below, management determined that as of December 31, 1999, 34.2% of the allowance for loan losses was related to commercial real estate loans, 55.3% was related to commercial loans, 4.8% was related to residential mortgage loans, 4.1% was related to consumer loans, 1.6% to credit card and other loans and 0.0% was unallocated. The fluctuations in the allocation of the allowance for loan losses between 2000 and 1999 is attributed to the establishment of specific reserves totaling $488,000 at December 31,2000, of which 385,000 was for commercial loans, and the changing mix of the loan portfolio as previously discussed.

         For the periods indicated, the allowance was allocated as follows:

                                                                    As of December 31,

                                                              2000                            1999
                                                              ----                            ----

                                                                         % of                           % of
                                                       Amount           Total        Amount            Total
                                                       ------           -----        ------            -----
                                                                      (Dollars in thousands)

Commercial real estate.....................            $1,300           37.0%          $636            34.2%
Commercial.................................             1,775           50.6          1,027            55.3
Residential mortgage.......................               317            9.0             89             4.8
Consumer...................................                69            2.0             77             4.1
Credit card and other loans................                50            1.4             29             1.6
Unallocated................................                 0              0              0               0
                                                            -              -              -               -

         Total.............................            $3,511          100.0%        $1,858           100.0%
                                                       ======          ======        ======           ======


         In considering the adequacy of the Company's allowance for loan losses, management has focused on the fact that as of December 31, 2000, 55.6% of outstanding loans are in the category of commercial real estate and 35.8% are in commercial loans. Commercial loans are generally considered by management to have greater risk than other categories of loans in the Company's loan portfolio. Generally, such loans are secured by accounts receivable, marketable securities, deposit accounts, equipment and other fixed assets which reduces the risk of loss inherently present in commercial loans. Commercial real estate loans inherently have a higher risk due to depreciation of the facilities, limited purposes of the facilities and the effect of general economic conditions. The Company attempts to limit this risk by generally lending no more than 75% of the appraised value of the property held as collateral.

         Residential mortgage loans constituted 3.4% of outstanding loans at December 31, 2000. The majority of the loans in this category represent residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

         At December 31, 2000, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

         An internal credit review of the loan portfolio is conducted on a quarterly basis. The purpose of this review is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of nonconforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. In addition to the above credit review, the Company's primary regulator, the OCC, also conducts a periodic examination of the loan portfolio. Upon completion, the OCC presents its report of examination to the Board and management of the Company. Information provided from these reviews, together with other information provided by the management of the Company and other information known to members of the Board, are utilized by the Board to monitor the loan portfolio and the allowance for loan losses. Specifically, the Board attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectability of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

         Non-performing Assets

         At December 31, 2000, $1.5 million of loans were accounted for on a nonaccrual basis as compared to $1.1 million at December 31, 1999. The remaining balance of non-accrual loans which is guaranteed by the SBA was $872,000 at December 31, 2000 compared to $733,000 at December 31, 1999. At December 31, 2000, six loans totaling $2.6 million were accruing interest and were contractually past due 90 days or more as to principal and interest payments, compared to two loans totaling $293,000 which were accruing interest and were contractually past due 90 days or more at December 31, 1999. No loans past due 90 days at December 31, 2000 were guaranteed by the SBA. The loans past due 90 days at December 31, 1999 represented the portion of SBA loans that were not guaranteed.

         At December 31, 2000 and December 31, 1999, no loans were considered troubled debt restructurings.

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

         Investment Portfolio

         Total investment securities increased 28.9% to $36.8 million in 2000 from $28.5 million in 1999. At December 31, 2000, investment securities available for sale totaled $32.1 million compared to $27.6 million at December 31, 1999. At December 31, 2000, investment securities available for sale had net unrealized gains of $22,000, comprised of gross unrealized losses of $249,000 and gross unrealized gains of $271,000. At December 31, 1999, investment securities available for sale had net unrealized losses of $1.1 million, comprised of gross unrealized losses of $1.1 million and gross unrealized gains of $6,000. Investment securities held to maturity at December 31, 2000 were $3.4 million, compared to zero at December 31, 1999. The carrying value of held to maturity securities represents cost. The fair value of investment securities held to maturity at December 31, 2000 was $3.5 million. Average investment securities as a percentage of average earning assets decreased to 13.2% in 2000 from 18.8% in 1999.

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

         Proceeds from sales, paydowns and maturities of available for sale and held to maturity investment securities decreased 53.9% to $13.3 million in 2000 from $29.0 million in 1999, with a resulting net gain on sales of $10,000 in 2000 and loss on sale of $4,000 in 1999. Such proceeds are generally used to reinvest in additional investment securities.

         Other investments include Independent Bankers Bank stock, Federal Reserve Bank stock and Federal Home Loan Bank stock that are required for the Company to be a member of and to conduct business with such institutions. Dividends on such investments is determined by the institutions and is payable semi-annually or quarterly. Other investments increased 40.4% to $1.3 million at December 31, 2000 from $902,000 at December 31, 1999. Other investments are carried at cost as such investments do not have readily determinable fair values.

         At December 31, 2000, the investment portfolio included $12.7 million in CMOs compared to $20.1 million at December 31, 1999. At December 31, 2000, the investment portfolio included $16.1 million in other mortgage-backed securities compared to $3.9 million at December 31, 1999.

         The following table presents,  for the periods indicated,  the carrying
amount  of  the  Company's  investment  securities,   including  mortgage-backed
securities.

                                                                                 As of December 31,
                                                          -------------------------------------------------------
                                                                     2000                        1999

                                                            Balance      % of Total    Balance        % of Total
                                                            -------      ----------    -------        ----------
   Investment Category                                                     (Dollars in thousands)
   -------------------

   Available for sale:

      U.S. Treasury and other U.S. agency obligations..      $1,746          4.8%      $2,965           10.4%
      State & Municipal Securities.....................       1,458          4.0          481            1.7
      Mortgage-backed securities.......................      28,858         78.5       23,975           84.1
      Marketable equity securities.....................           0            0          189            0.7
                                                             ------         ----       ------           ----
                                                             32,062         87.3       27,610           96.9


   Other investments...................................       1,266          3.4          902            3.1

   Held to Maturity:

      U.S. Treasury and other U.S. agency obligations..       3,429          9.3            0              0
                                                              -----         ----      -------          -----

                     Total.............................     $36,757        100.0%     $28,512          100.0%
                                                            =======        ======     =======          ======


         The Company utilizes its available for sale investment securities, along with cash and Federal funds sold, to meet its liquidity needs.


         As of December 31, 2000, $28.9 million, or 78.5%, of the investment securities portfolio consisted of mortgage-backed securities compared to $24.0 million, or 84.1%, of the investment securities portfolio as of December 31, 1999. During 2001, approximately $754,000 of mortgage-backed securities will mature.

         In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company has segregated its investment securities portfolio into securities held to maturity and those available for sale. Investments held to maturity are those for which management has both the ability and intent to hold to maturity and are carried at amortized cost. At December 31, 2000, investments classified as held to maturity totaled $3.4 million at amortized cost and $3.5 million at fair value. At December 31, 1999, no investments were classified as held to maturity. Investments available for sale are securities identified by management as securities which may be sold prior to maturity in response to various factors including liquidity needs, capital compliance, changes in interest rates or portfolio risk management. The available for sale investment securities provide interest income and serve as a source of liquidity for the Company. These securities are carried at fair market value, with unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity.

         Investment securities with a carrying value of approximately $21.0 million and $16.3 million at December 31, 2000 and 1999, respectively, were pledged to secure deposits of public funds, repurchase agreements and certain other deposits as provided by law.

         The maturities and weighted average yields of debt securities at December 31, 2000 are presented in the following table using primarily the stated maturities, excluding the effects of prepayments.

                                                                                                            Weighted
                                                                                                             Average
                                                                                             Amount         Yield (1)
                                                                                             ------         --------

Available for Sale:                                                                     (Dollars in thousands)

U.S. Treasury and other U.S. agency obligations:

0 - 1 year......................................................................            $ 1,246           5.69%

Over 1 through 5 years..........................................................                500           5.71
                                                                                                ---
Over 5 years ...................................................................

Total...........................................................................              1,746
                                                                                              -----

State and municipal:
                                                                                                               N/A
0-1 year........................................................................                ---
                                                                                                               N/A
Over 1 through 5 years..........................................................                ---

Over 5 years....................................................................              1,458           7.26%
                                                                                              -----

Total...........................................................................              1,458
                                                                                              -----
Mortgage-backed securities:

0-1 year........................................................................                652           5.39%

Over 1 through 5 years..........................................................             14,988           7.09

Over 5 years....................................................................              7,309           6.30

Over 10 years...................................................................              5,909           7.68
                                                                                              -----

Total...........................................................................             28,858
                                                                                             ------
          Total available for sale debt securities..............................             32,062
                                                                                             ======

Held to maturity:

U.S. Treasury and other U.S. agency obligations:
                                                                                                               N/A
0 - 1 year......................................................................                ---
                                                                                                               N/A
Over 1 through 5 years..........................................................                ---

Over 5 years ...................................................................              3,429           8.05
                                                                                              -----

Total...........................................................................              3,429
                                                                                              -----


State and municipal:
                                                                                                               N/A
0-1 year........................................................................                ---
                                                                                                               N/A
Over 1 through 5 years..........................................................                ---
                                                                                                               N/A
Over 5 years....................................................................                ---

Total...........................................................................                ---


Mortgage-backed securities:
                                                                                                               N/A
0-1 year........................................................................                ---
                                                                                                               N/A
Over 1 through 5 years..........................................................                ---
                                                                                                               N/A
Over 5 years....................................................................                ---
                                                                                                               N/A
Over 10 years...................................................................                ---

Total...........................................................................                ---


          Total held to maturity debt securities................................              3,429
                                                                                              =====

               (1)   The Company has not invested in any tax-exempt obligations.


         As of December 31, 2000, except for the U.S. Government and its agencies, there was not any issuer within the investment portfolio who represented 10% or more of the shareholders' equity.

         Deposits and Short-Term Borrowings

         The Company's average deposits increased 144.2%, or $137.9 million, to $233.6 million during 2000 from $95.6 million during 1999. This growth is attributed to a 87.9% increase in average noninterest-bearing demand deposits, a 76.7% increase in average interest-bearing transaction account deposits, a 55.9% increase in average savings deposits, a 344.3% increase in average certificates of deposits of $100,000 or more and a 116.2% increase in other time deposits.

         Average noninterest-bearing demand deposits increased 87.9% to $27.7 million in 2000 from $14.7 million in 1999. As a percentage of average total deposits, these deposits decreased to 11.7% in 2000 from 15.4% in 1999. The year-end balance of noninterest-bearing demand deposits increased 90.4% to $42.0 million at December 31, 2000, from $22.0 million at December 31, 1999. This increase is primarily attributable to large business deposits retained by the Company during 2000.

         Average interest-bearing demand deposits increased 101.1% to $9.9 million in 2000 from $4.9 million in 1999. Average savings deposits increased 56.0% to $38.1 million in 2000, from $24.4 million in 1999. The increase in average savings deposits is primarily attributable to an increase in the Company's prime investments account which is a specialized savings account that pays interest at 60.0% of the prime rate as quoted in The Wall Street Journal on accounts with a balance of greater than $25,000, 45% of the prime rate as quoted in The Wall Street Journal on accounts with a balance of greater than $10,000 but less than $25,000, and the personal savings account rate on accounts with a balance below $10,000. Average money market deposits increased 5.3% to $1.8 million for 2000 from $1.7 million in 1999. The year-end balance of money market deposits increased 75.4% to $2.8 million at December 31, 2000 from $1.6 million at December 31, 1999. This increase is attributable primarily to increases in commercial deposit balances. Average balances of certificates of deposit of $100,000 or more increased 344.3% to $94.0 million for 2000 from $21.2 million in 1999. The year-end balance of certificates of deposit of $100,000 or more increased 126.7 to $116.8 million at December 31, 2000 from $51.5 million at December 31, 1999. The average balance for other time deposits increased 116.2 to $62.1 million for 2000 from $28.7 million in 1999. The year-end balance of other time deposits increased 152.5% to $85.3 million at December 31, 2000 compared to $33.8 million at December 31, 1999. The increases in overall deposit balances results primarily from new deposits obtained as a result of growth in existing markets.

         The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:


                                                                     Years Ending December 31,
                                                                     ------------------------
                                                                2000                            1999
                                                                ----                            ----

                                                       Average         Average          Average         Average
                                                       Balance           Rate           Balance          Rate
                                                       -------         -------          -------         -------


  Deposit Category                                                     (Dollars in thousands)
  ----------------

  Noninterest-bearing demand...................        $27,677            0%           $ 14,727              0%
  Interest-bearing demand......................          9,879         1.58               4,912           2.02
  Money market.................................          1,762         3.58               1,674           2.21
  Savings .....................................         38,101         5.49              24,427           4.72
  Certificates of deposit of $100,000 or more..         94,038         6.53              21,165           5.51
  Other time...................................         62,112         6.03              28,723           5.56
                                                        ------                           ------
       Total...................................       $233,566         5.30%           $ 95,628           4.24%
                                                      --------                         --------


         Interest-bearing deposits, including certificates of deposit, will continue to be a major source of funding for the Company. During 2000, aggregate average balances of time deposits of $100,000 and over comprised 39.8% of total deposits compared to 22.1% for the prior year. The average rate on certificates of deposit of $100,000 or more increased to 6.53% in 2000, compared to 5.51% in 1999.

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and their respective contractual maturities:


                                                                         December 31,
                                                                         -----------
                                                            2000                                 1999
                                                            ----                                 ----
                                                                    (Dollars in thousands)

                                                                   Average                      Average
                                                      Amount        Rate              Amount     Rate
                                                      ------       -------            ------    -------

 3 months or less.....................               $32,205         6.53%           $ 13,475     5.20%
 3-6 months...........................                28,231         6.96              15,191     5.90
 6-12 months..........................                27,585         6.80              17,180     6.02
 Over 12 months.......................                28,803         7.11               5,693     5.91
                                                      ------                            -----
      Total...........................              $116,824         6.84%            $51,539     5.84%
                                                    ========                           ======


          Average short-term borrowings increased 53.5% to $21.8 million in 2000 from $14.2 million in 1999. Short-term borrowings consist of treasury tax and loan deposits, Federal Home Loan Bank borrowings, and repurchase agreements with certain customers. In addition, the Company has securities sold under agreements to repurchase, which are classified as secured borrowings. Average treasury tax and loan deposits increased 20.0% to $1.8 million in 2000 from $1.5 million in 1999. Average Federal Home Loan Bank borrowings increased 3301% to $5 million in 2000 compared with $147,000 during 1999. Average repurchase agreements with customers increased 19.6% to $15.0 million in 2000 from $12.5 million in 1999. The treasury tax and loan deposits provide an additional liquidity resource to the Company as such funds are invested in Federal funds sold. The repurchase agreements represent an accommodation to certain customers that seek to maximize their return on liquid assets. The Company invests these funds primarily in securities purchased under agreements to resell at the nationally quoted rate for such investments. The year-end balance of repurchase agreements increased 70.4% to $18.8 million at December 31, 2000 from $11.0 million at December 31, 1999.

The following table presents the components of short-term borrowing and average rates for such borrowing for the years ended December 31, 2000 and 1999:


                                              Maximum
                                               Amount                                                   Average
                                            Outstanding at     Average       Average       Ending       Rate at
                                             Any Month End     Balance        Rate        Balance       Year End
                                             -------------     -------       -------      -------       --------
Year Ended December 31,
----------------------
                                                              (Dollars in thousands)

2000
----

Treasury tax and loan deposits......            $2,299         $1,824         6.32%        $2,223        6.36%
Repurchase agreements...............            21,240         14,956         6.04         18,812        6.47
Federal Home Loan Bank
    borrowings......................             5,000          5,000         5.97          5,000        5.90
                                                                -----                       -----
    Total...........................                          $21,780                     $26,035
                                                              =======                     =======
1999
----

Treasury tax and loan deposits......            $2,473         $1,510         5.39%        $2,242        4.78%
Repurchase agreements...............            19,293         12,510         4.42         11,037        5.95
Federal Home Loan Bank
        borrowings..................             5,000            147         5.98          5,000        5.48
                                                                  ---                       -----
    Total...........................                          $14,167                     $18,279
                                                              =======                     =======


         Capital Resources

         Shareholders' equity decreased 1.7% to $38.6 million in 2000 from $39.2 million in 1999. This decrease results primarily from the Company's net loss for the year of $1.1 million, and the repurchase of 106,000 shares of its stock totaling $648,000, partially offset by an increase in accumulated other comprehensive income to a gain of $14,000 at December 31, 2000 from a loss of $669,000 at December 31, 1999, representing a change in the unrealized gain/loss (after tax effect) on available for sale securities.

         Average shareholders' equity as a percentage of total average assets is one measure used to determine capital strength. The ratio of average shareholders' equity to average assets decreased to 12.8% in 2000 from 34.3% in 1999.

                                                                Regulatory Capital Calculation
                                                                ------------------------------

                                                                2000                      1999
                                                                ----                      ----

                                                         Amount     Percent       Amount        Percent
                                                         ------     -------       ------        -------
                                                                     (Dollars in thousands)

           Tier 1 risk based:

               Actual..............................     $35,529       11.58%     $35,778         17.29%
               Minimum required....................      12,271        4.00        8,278          4.00
                                                         ------        ----        -----          ----
               Excess above minimum................     $23,258        7.58%     $27,500         13.29%
                                                        =======        ====      =======         =====

           Total risk based:
                Actual.............................     $39,050       12.73%     $37,636         18.19%
                Minimum required...................      24,542        8.00       16,567          8.00
                                                         ------        ----       ------          ----
                Excess above minimum...............     $14,508        4.73%     $21,069         10.19%
                                                        =======        ====      =======         =====

           Leverage:
               Actual..............................     $35,529       10.28%     $35,778         20.01%
               Minimum required....................      13,828        4.00        6,915          4.00
                                                         ------        ----        -----          ----
               Excess above minimum................     $21,701        6.28%     $28,863         16.10%
                                                        =======        ====      =======         =====
                      Total risked based assets....    $306,771                 $206,957

                      Total average assets.........    $345,707                 $172,364

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

         At December 31, 1994, a risk-based capital measure and a minimum ratio standard was fully phased in, with a minimum total capital ratio of 8.00% and Tier 1 Capital equal to at least 50% of total capital. The Federal Reserve also has a minimum leverage ratio of Tier 1 Capital to total assets of 3.00%. The 3.00% Tier 1 Capital to total assets ratio constitutes the leverage standard for bank holding companies and BIF(Bank Insurance Fund)-insured state-chartered non-member banks, and will be used in conjunction with the risk-based ratio in determining the overall capital adequacy of banking organizations. The FDIC has similar capital requirements for BIF-insured state-chartered non-member banks.

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

         The Company's Tier 1 (to risk-weighted assets) capital ratio decreased to 11.58% in 2000 from 17.29% in 1999. The Company's total risk based capital ratio decreased to 12.73% in 2000 from 18.19% in 1999. These ratios exceed the minimum capital adequacy guidelines imposed by regulatory authorities on banks and bank holding companies, which are 4.00% for Tier 1 capital and 8.00% for total risk based capital. The ratios also exceed the minimum guidelines imposed by the same regulatory authorities to be considered "well-capitalized," which are 6.00% of Tier 1 capital and 10.00% for total risk based capital.

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

         Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on repricing relationships of assets and liabilities during periods of changes in market interest rates. Interest rate sensitivity is managed with a view to maintaining a mix of assets and liabilities that respond to changes in interest rates within an acceptable time frame, thereby managing the effect of interest rate movements on net interest income. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities that are subject to repricing at various time horizons. The differences are interest sensitivity gaps: less than one month, one to three months, four to twelve months, one to five years, over five years and on a cumulative basis. The following table shows interest sensitivity gaps for these different intervals as of December 31, 2000.





                                             One                     Four-
                                            Month     One-Three      Twelve       One-Five     Over Five    Noninterest
                                           or Less     Months        Months         Years        Years       Sensitive         Total
                                           -------    ---------      ------       --------     ---------    -----------        -----

December 31, 2000                                                          (Dollars in thousands)
-----------------

ASSETS
Earning assets:
   Available for sale investment
      Securities.......................         --           --      $1,202        $21,088        $9,771             --      $32,061

   Held to maturity investment
      securities and other investments.         --           --          --             --         4,695             --        4,695

   Federal funds sold and
      repurchase agreements............    $30,957           --          --             --            --             --       30,957

   Loans...............................     96,182      $39,449      14,366         66,931        68,696             --      285,624
                                            ------      -------      ------         ------        ------                     -------
Total earning assets...................    127,139       39,449      15,568         88,019        83,162             --      353,337
                                           -------       ------      ------         ------        ------             --      -------

LIABILITIES
Interest-bearing liabilities:

   Interest-bearing demand deposits....    $12,260           --          --             --            --             --      $12,260

   Savings deposits....................     44,166           --          --             --            --         $1,955       46,121

   Money market deposits...............         --           --          --             --            --          2,796        2,796

   Certificates of deposit of               20,902      $26,168     $60,877        $ 6,952        $1,925             --      116,824
     $100,000 or more..................

   Other time deposits.................      3,605       19,150      41,180         21,339            --             --       85,274

   Repurchase agreements...............     18,812           --          --             --            --             --       18,812

   Other borrowed funds................      2,223           --       5,000             --            --             --        7,223
                                             -----     --------    --------         ------        ------        -------        -----


       Total interest-bearing
           Liabilities.................    101,968       45,318     107,057         28,291         1,925          4,751      289,310
                                           -------       ------     -------         ------         -----          -----      -------
Noninterest-bearing demand deposits....
                                                --           --          --             --            --         41,965       41,965

   Other noninterest liabilities and
      shareholders' equity.............         --           --          --             --            --         22,062       22,062
                                          --------       ------     -------         ------         -----         ------       ------
Noninterest-bearing sources
           of funds-net................       $ --         $ --        $ --           $ --         $  --        $64,027      $64,027
                                              ----         ----        ----           ----         -----        -------      -------
Interest sensitivity gap:

   Amount..............................    $25,171       ($5,869)   $ (91,489)     $59,728       $81,237      $(68,778)         $ --
                                           -------       --------   ----------     -------       -------      ---------         ----

   Cumulative amount...................    $25,171       $19,302    $ (72,187)    $(12,459)      $68,778           $ --         $ --
   Percent of total earning assets.....       7.12%        (1.66%)     (25.89%)      16.90%        22.99%       (19.47%)

   Cumulative percent of total
     Earning assets....................       7.12%         5.46%      (20.43%)      (3.52%)       19.47%

Ratio of rate sensitive assets to rate
  sensitive liabilities................       1.25x          .87x         .15x        3.11x       432.01x

Cumulative ratio of rate sensitive
assets  to rate sensitive liabilities..       1.25x         1.13x         .72x         .96x         1.24x


         In the current interest rate environment, the liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable performance levels. A decreasing rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing rate environment, earnings are positively impacted. This asset/liability mismatch in pricing is referred to as gap ratio and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap ratio of 1.00 means that assets and liabilities are perfectly matched as to repricing. Management has specified gap ratio guidelines for a one year time horizon of between .60 and 1.20 years for the Company. At December 31, 2000, the Company had cumulative gap ratios of approximately 1.13 for the three month time period and .72 for the one year period ending December 31, 2001. Thus, over the next twelve months, rate-sensitive liabilities will reprice faster than rate-sensitive assets.

         The allocations used for the interest rate sensitivity report above were based on the contractual maturity (or next repricing opportunity, whichever comes sooner) for the loans and deposits and the duration schedules for the investment securities. All interest-bearing demand deposits were allocated to the one month or less category with the exception of personal savings deposit accounts which were allocated to the noninterest sensitive category because the rate paid on these accounts typically is not sensitive to movements in market interest rates. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the net interest spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remain the same, thus impacting net interest income. This is referred to as basis risk and, generally, relates to the possibility that the repricing characteristics of short-term assets tied to the Company's prime lending rate are different from those of short-term funding sources such as certificates of deposit.

         Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities which are not reflected in the interest sensitivity analysis report. Prepayments may have significant effects on the Company's net interest margin. Because of these factors and in a static test, interest sensitivity gap reports may not provide a complete assessment of the Company's exposure to changes in interest rates. Management utilizes computerized interest rate simulation analysis to determine the Company's interest rate sensitivity. The table above indicates the Company is in a liability sensitive gap position for the first year, then moves into a matched position through the five year period. Overall, due to the factors cited, current simulations results indicate a relatively low sensitivity to parallel shifts in interest rates. A liability sensitive company will generally benefit from a falling interest rate environment as the cost of interest-bearing liabilities falls faster than the yields on interest-bearing assets, thus creating a widening of the net interest margin. Conversely, an asset sensitive company will benefit from a rising interest rate environment as the yields on earning assets rise faster than the costs of interest-bearing liabilities. Management also evaluates economic conditions, the pattern of market interest rates and competition to determine the appropriate mix and repricing characteristics of assets and liabilities required to produce a targeted net interest margin.

         In addition to the gap analysis, management uses rate shock simulation to measure the rate sensitivity of its balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on the Company's net interest margin. The Company measures its interest rate risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a period of twelve months. The Company's most recent rate shock simulation analysis, which was performed as of December 31, 2000, indicates that a 200 basis point decrease in rates would cause an increase in net interest income of $170,000 over the next twelve month period. Conversely, a 200 basis point increase in rates would cause a decrease in net interest income of $429,000 over a twelve month period.

         This simulation is based on management's assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this will be the case. While this simulation is a useful measure of the Company's sensitivity to changing rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to net interest income than indicated above.

         Generally, the Company's commercial and commercial real estate loans are indexed to the prime rate. A portion of the Company's investments in mortgage-backed securities are indexed to U.S. Treasury rates. Accordingly, any changes in these indices will have a direct impact on the Company's interest income. The majority of the Company's savings deposits are indexed to the prime rate. Certificates of deposit are generally priced based upon current market conditions which include changes in the overall interest rate environment and pricing of such deposits by competitors. Other interest-bearing deposits are not priced against any particular index, but rather, reflect changes in the overall interest rate environment. Repurchase agreements are indexed to the nationally quoted repurchase agreement rate and other borrowed funds are indexed to U.S. Treasury rates. The Company adjusts the rates and terms of its loans and interest-bearing liabilities in response to changes in the interest rate environment.

         The Company does not currently engage in trading activities.

         During the year ended December 31, 2000, the Company entered into various interest rate swaps to help manage the Company's interest sensitivity. These are indexed to the London Interbank Offered Rate ("LIBOR"). The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company's interest risk management program. The income or expense associated with these contracts is reflected as an adjustment to interest expense, and results in an adjustment of the rate on the liabilities with which the contracts are associated. Changes in the estimated fair value of these contracts were not reflected in the financial statements unless realized. At December 31, 2000, the estimated net fair value of the Company's outstanding interest rate swaps was $794,000. For the year ended December 31, 2000, there were no realized gains or losses on terminated interest rate swaps.

         At December 31, 2000, available for sale debt securities with a carrying value of approximately $17.4 million are scheduled to mature within the next five years. Of this amount, $1.9 million is scheduled to mature within one year. The Company's main source of liquidity is Federal funds sold and repurchase agreements. Average Federal funds sold and repurchase agreements were $22.0 million in 2000, or 7.8% of average earning assets, compared to $11.9 million in 1999, or 8.4% of average earning assets. Federal funds sold and repurchase agreements totaled $31.0 million at December 31, 2000, or 8.8% of earning assets, compared to $19.9 million at December 31, 1999, or 9.6% of earning assets.

         At December 31, 2000, loans with a carrying value of approximately $195.5 million are scheduled to mature within the next five years. Of this amount, $97.5 million is scheduled to mature within one year.

         At  December  31,  1999,   time  deposits  with  a  carrying  value  of
approximately $202.1 million are scheduled to mature within the next five years. Of this amount, $151.8 million is scheduled to mature within one year.

         The Company's average loan-to-deposit ratio decreased 13.3 basis points to 94.9% for 2000 from 108.2% for 1999. The Company's total loan-to-deposit ratio decreased 5.4 basis points to 93.6% at December 31, 2000 from 99.0% at December 31, 1999.

         The Company has short-term funding available through various federal funds lines of credit with other financial institutions and its membership in the Federal Home Loan Bank of Atlanta ("FHLBA"). Further, the FHLBA membership provides the availability of participation in loan programs with varying maturities and terms. At December 31, 2000, the Company had borrowings from the FHLBA in the amount of $5.0 million.

         There   are  no  known   trends,   demands,   commitments,   events  or
uncertainties that will result in or that are reasonably likely to result in liquidity increasing or decreasing in any material way.

         It is anticipated that the Company will find it necessary to raise additional capital prior to the third quarter of 2001 to maintain its classification by regulatory authorities as "well capitalized". This results from the rate of growth of the Company. Management and the Board of Directors are currently evaluating several alternatives for raising capital.

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. SFAS No. 133 will be effective for the first quarter of the year ending December 31, 2001. Retroactive application to financial statements of prior periods is not required. The Company will adopt Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) on January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the changes in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedge item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. Management has completed its evaluation of the various issues related to SFAS No. 133, including performing an inventory of derivative and embedded derivative instruments and has identified four interest rate swaps which are considered derivative instruments as defined by SFAS No. 133, for the year ended December 31, 2000. In addition, such swaps qualify for the fair value method of hedge accounting under the "short-cut method" based on the guidelines established by SFAS No. 133. No other derivative instruments, as defined by SFAS No. 133, were identified by the Company. As a result, when the Company adopts SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001, total assets will increase by $794,221 with a corresponding increase in liabilities. As the fair value hedge is assumed to be completely effective under the short-cut method, hedging gains and losses net to zero and will have no effect on the earnings of the Company.

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

         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
         -------   ----------------------------------------------------------

         The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-earning liabilities subject to repricing over a specified period and the amount of change in individual interest rates. In the current interest rate environment, the liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable performance levels. A decreasing rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing rate environment, earnings are positively impacted. This asset/liability mismatch in pricing is referred to as gap ratio and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap ratio of 1.00 means that assets and liabilities are perfectly matched as to repricing. Management has targeted gap ratio guidelines for a one year time horizon of between .60 and 1.20 years for the Bank. At December 31, 2000, the Bank had cumulative gap ratios of approximately 1.13 for the three month time period ended March 31, 2001 and .72 for the one year period ending December 31, 2001. Thus, over the next three months, rate-sensitive assets will reprice faster than rate-sensitive liabilities, and for the following nine months, rate-sensitive liabilities will reprice faster than rate-sensitive assets.

         Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities which are not reflected in the interest sensitivity analysis report. Prepayments may have significant effects on the Company's net interest margin. Because of these factors and in a static test, interest sensitivity gap reports may not provide a complete assessment of the Company's exposure to changes in interest rates. Management utilizes computerized interest rate simulation analysis to determine the Company's interest rate sensitivity. The table on page 39 indicates the Company is in an liability sensitive gap position for the first year, then moves into a matched position through the five year period. Overall, due to the factors cited, current simulations results indicate a relatively low sensitivity to parallel shifts in interest rates. A liability sensitive company will generally benefit from a falling interest rate environment as the cost of interest-bearing liabilities falls faster than the yields on interest-bearing assets, thus creating a widening of the net interest margin. Conversely, an asset sensitive company will benefit from a rising interest rate environment as the yields on earning assets rise faster than the costs of interest-bearing liabilities. Management also evaluates economic conditions, the pattern of market interest rates and competition to determine the appropriate mix and repricing characteristics of assets and liabilities required to produce a targeted net interest margin.

         In addition to the gap analysis, management uses rate shock simulation to measure the rate sensitivity of its balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on the Company's net interest margin. The Company measures its interest rate risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a period of twelve months. The Company's most recent rate shock simulation analysis which was performed as of December 31, 2000, indicates that a 200 basis point decrease in rates would cause an increase in net interest income of $170,000 over the next twelve month period. Conversely, a 200 basis point increase in rates would cause a decrease in net interest income of $429,000 over a twelve month period.

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

         The Company does not currently engage in trading activities.

Derivative Financial Instruments

            The Company is exposed to market risks, including fluctuations in interest rates, variability in spread relationships (Prime to LIBOR spreads), mismatches of repricing intervals between finance receivables and related funding obligations, and variability in currency exchange rates. The Company has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks. Sensitivity of earnings to these risks are managed by entering into securitization transactions, issuing debt obligations with appropriate price and term characteristics, and utilizing derivative financial instruments. These derivative financial instruments consist primarily of interest rate swaps. The Company does not use derivative financial instruments for trading purposes.

           The Company uses interest rate swap agreements to change the characteristics of its fixed and variable rate exposures and to manage the Company's asset/liability match. The Company's interest rate swap portfolio is an integral element of its risk management policy, and as such, all swaps are linked to an underlying debt.

         During the year ended December 31, 2000, the Company entered into various interest rate swaps to help manage the Company's interest sensitivity. These are indexed to the LIBOR. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company's interest risk management program. The income or expense associated with these contracts is reflected as an adjustment to interest expense, and results in an adjustment of the rate on the liabilities with which the contracts are associated. Changes in the estimated fair value of these contracts were not reflected in the financial statements unless realized. At December 31, 2000, the estimated net fair value of the Company's outstanding interest rate swaps was $794,000. For the year ended December 31, 2000, there were no realized gains or losses on terminated interest rate swaps.

      Item 8.   Financial Statements and Supplementary Data.

--------------------------------------------------------------------------------

                The  following  financial statements are filed with this report:


                Consolidated Balance Sheets - December 31, 2000 and 1999

                Consolidated Statements of Operations - Years ended December 31, 2000, 1999 and 1998

                Consolidated Statements of Shareholders' Equity - Years ended December 31, 2000, 1999 and 1998

                Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

                Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Florida Banks, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Florida Banks, Inc. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
February 15, 2001

FLORIDA BANKS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 and 1999

------------------------------------------------------------------------------------------------------------------------------------


                                                                                2000           1999

ASSETS

CASH AND DUE FROM BANKS                                                   $  12,730,964   $   6,088,628
FEDERAL FUNDS SOLD                                                           30,957,000      19,870,000
                                                                          -------------   -------------
           Total cash and cash equivalents                                   43,687,964      25,958,628

INVESTMENT SECURITIES:
  Available for sale, at fair value (cost $32,039,307 and
    $28,681,760 at December 31, 2000 and 1999)                               32,061,545      27,609,601
  Held to maturity (fair value $3,486,595)                                    3,428,558
  Other investments                                                           1,266,000         901,800

LOANS:
  Commercial real estate                                                    158,653,667      69,260,661
  Commercial                                                                102,391,117      68,991,516
  Residential mortgage                                                        9,795,665      10,845,841
  Consumer                                                                   13,036,447       7,245,919
  Credit card and other loans                                                 1,747,145       1,244,256
                                                                          -------------   -------------
           Total loans                                                      285,624,041     157,588,193
  Allowance for loan losses                                                  (3,510,677)     (1,858,040)
  Net deferred loan fees                                                        (98,421)        (71,341)
                                                                          -------------   -------------

           Net loans                                                        282,014,943     155,658,812

PREMISES AND EQUIPMENT, NET                                                   3,300,170       2,440,818

ACCRUED INTEREST RECEIVABLE                                                   1,897,303       1,021,175

DEFERRED INCOME TAXES, NET                                                    4,605,153       4,365,270

OTHER ASSETS                                                                    535,408         207,385
                                                                          -------------   -------------
TOTAL ASSETS                                                              $ 372,797,044   $ 218,163,489
                                                                          =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing demand                                              $  41,965,131   $  22,035,567
  Interest-bearing demand                                                    12,259,897      11,211,366
  Regular savings                                                            46,121,007      38,954,093
  Money market accounts                                                       2,795,661       1,593,930
  Time $100,000 and over                                                    116,824,179      51,538,664
  Other time                                                                 85,273,577      33,772,060
                                                                          -------------      ----------
          Total deposits                                                    305,239,452     159,105,680

REPURCHASE AGREEMENTS                                                        18,812,378      11,037,111

OTHER BORROWED FUNDS                                                          7,223,402       7,242,352

ACCRUED INTEREST PAYABLE                                                      2,206,379         616,549

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                           758,994         926,942
                                                                          -------------   -------------
          Total liabilities                                                 334,240,605     178,928,634
                                                                          -------------   -------------
COMMITMENTS (NOTE 8)

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; 30,000,000 shares authorized
   5,929,751 and 5,853,756 shares issued, respectively                           59,298          58,538
  Additional paid-in capital                                                 46,750,329      46,383,936
  Accumulated deficit (deficit of $8,134,037
    eliminated upon quasi-reorganization on December 31, 1995)               (6,760,222)     (5,680,069)
  Treasury stock, 241,100 and 135,100 shares at cost, respectively           (1,506,836)       (858,844)
  Accumulated other comprehensive income (loss), net of tax                      13,870        (668,706)
                                                                          -------------   -------------
          Total shareholders' equity                                         38,556,439      39,234,855
                                                                          -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 372,797,044   $ 218,163,489
                                                                          =============   =============


FLORIDA BANKS, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

------------------------------------------------------------------------------------------------------------------------


                                                                               2000           1999            1998
                                                                           -------------- -------------- ---------------


INTEREST INCOME:
  Loans, including fees                                                    $ 20,072,894    $ 9,034,939    $  3,807,233
  Investment securities                                                       2,477,179      1,518,052         874,374
  Federal funds sold                                                          1,215,804        257,042         454,257
  Repurchase agreements                                                             219        332,871         277,165
                                                                           ------------    -----------     -----------
          Total interest income                                              23,766,096     11,142,904       5,413,029
                                                                           ------------    -----------     -----------
INTEREST EXPENSE:
  Deposits                                                                   12,393,304      4,053,353       2,107,343
  Repurchase agreements                                                         903,794        552,499         230,840
  Borrowed funds                                                                413,938         90,442          98,272
                                                                           ------------    -----------     -----------
          Total interest expense                                             13,711,036      4,696,294       2,436,455
                                                                           ------------    -----------     -----------
NET INTEREST INCOME                                                          10,055,060      6,446,610       2,976,574

PROVISION FOR LOAN LOSSES                                                     1,912,380      1,610,091         629,000
                                                                           ------------    -----------     -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                             8,142,680      4,836,519       2,347,574
FLORIDA BANKS, INC.                                                        ------------    -----------     -----------

NONINTEREST INCOME:
  Service fees                                                                  705,584        454,660         382,359
  Gain on sale of loans                                                                          1,135         105,635
  Gain (loss) on sale of available for sale investment securities                 9,864         (4,274)          8,197
  Other noninterest income                                                      295,735        131,110         116,406
                                                                           ------------    -----------     -----------
                                                                              1,011,183        582,631         612,597
                                                                           ------------    -----------     -----------
NONINTEREST EXPENSES:
  Salaries and benefits                                                       6,813,011      5,501,251       5,379,989
  Occupancy and equipment                                                     1,527,775        951,155         486,148
  Data processing                                                               456,972        265,499         142,315
  Financing costs                                                                                              972,000
  Other                                                                       2,087,962      1,624,186         922,342
                                                                           ------------    -----------     -----------
                                                                             10,885,720      8,342,091       7,902,794
                                                                           ------------    -----------     -----------
LOSS BEFORE BENEFIT FOR INCOME TAXES                                         (1,731,857)    (2,922,941)     (4,942,623)

BENEFIT FOR INCOME TAXES                                                       (651,704)    (1,075,781)       (350,007)
                                                                           ------------    -----------     -----------
NET LOSS                                                                   $ (1,080,153)   $(1,847,160)    $(4,592,616)
                                                                           ============    ===========     ===========
LOSS PER SHARE:
  Basic                                                                    $      (0.19)   $     (0.32)    $     (1.46)
                                                                           ============    ===========     ===========
  Diluted                                                                  $      (0.19)   $     (0.32)    $     (1.46)
                                                                           ============    ===========     ===========

See notes to consolidated financial statements.

FLORIDA BANKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

-------------------------------------------------------------------------------------------------------------------------


                                                       Preferred Stock               Common Stock          Additional
                                                 --------------------------   ---------------------------    Paid-In
                                                   Shares      Par Value         Shares      Par Value       Capital

BALANCE, JANUARY 1, 1998                                                        1,215,194    $  12,152     $ 5,537,996

Comprehensive loss:

  Net loss
  Unrealized loss on available for sale
    investment securities, net of tax of $7,181
      Comprehensive loss

Issuance of common stock, net                                                   4,100,000       41,000      37,351,948

Exercise of stock options                                                         159,806        1,598         238,402

Income tax benefit resulting from the
exercise of stock options                                                                                      118,265

Issuance of common stock to founders                                              297,000        2,970       2,155,718

Issuance of units                                                                  80,800          808         972,024

Issuance of preferred stock                          60,600    $ 606,000

Redemption of preferred stock                       (60,600)    (606,000)

Purchase of fractional shares                                                         (44)                        (407)
                                                     ------    ---------        ---------    ---------     -----------
BALANCE, DECEMBER 31, 1998                                                      5,852,756       58,528      46,373,946

Comprehensive loss:

  Net loss
  Unrealized loss on available for sale
    investment securities, net of tax of $396,270
      Comprehensive loss

Exercise of stock options                                                           1,000           10           9,990

Purchase of treasury stock

BALANCE, DECEMBER 31, 1999                                                      5,853,756       58,538      46,383,936
                                                                                ---------       ------      ----------
Comprehensive loss:

  Net loss
  Unrealized gain on available for sale investment
   securities, net of tax of $411,821
      Comprehensive loss

Issuance of common stock under employee
  stock purchase plan                                                              75,995          760         366,393

Purchase of treasury stock
                                                     ------    ---------        ---------    ---------      ----------
BALANCE, DECEMBER 31, 2000                                     $                5,929,751    $  59,298     $46,750,329
                                                     ======    =========        =========    =========      ==========



See notes to consolidated financial statements.

--------------------------------------------------------------------------------


                                    Accumulated
                                       Other
                    Retained        Comprehensive
    Treasury        Earnings       Income (Loss),
     Stock          (Deficit)        Net of Tax          Total

                  $   759,707       $   3,780         $ 6,313,635



                   (4,592,616)                         (4,592,616)

                                      (15,496)            (15,496)
                                                      -----------
                                                       (4,608,112)

                                                       37,392,948

                                                          240,000


                                                          118,265

                                                        2,158,688

                                                          972,832

                                                          606,000

                                                         (606,000)

                                                             (407)
                  -----------       ---------         -----------
                   (3,832,909)        (11,716)         42,587,849



                   (1,847,160)                         (1,847,160)

                                     (656,990)           (656,990)
                                                      -----------
                                                       (2,504,150)

                                                           10,000
   $  (858,844)                                          (858,844)
   -----------    -----------       ---------         -----------
      (858,844)    (5,680,069)       (668,706)         39,234,855



                   (1,080,153)                         (1,080,153)

                                      682,576             682,576
                                                      -----------
                                                         (397,577)


                                                          367,153

      (647,992)                                          (647,992)
   -----------    -----------       ---------         -----------
   $(1,506,836)   $(6,760,222)      $  13,870         $38,556,439

FLORIDA BANKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


------------------------------------------------------------------------------------------------------------------------------------

                                                                              2000              1999             1998
                                                                        ----------------- ----------------- ----------------

OPERATING ACTIVITIES:
  Net loss                                                                $ (1,080,153)    $ (1,847,160)    $ (4,592,616)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                            647,891          350,204          165,327
      Loss on disposition of furniture and equipment                            15,468              450
      Deferred income tax benefit                                             (651,704)      (1,075,781)        (350,007)
      (Gain) loss on sale of securities                                         (9,864)           4,274           (8,197)
      Gain on sale of real estate owned                                        (18,263)
      (Accretion) amortization of (discount) premiums on investments, net     (196,934)          41,064           35,070
      Provision for loan losses                                              1,912,380        1,610,091          629,000
      Increase in accrued interest receivable                                 (876,128)        (542,475)        (126,748)
      Increase in other assets                                                (328,023)         (79,299)         (74,380)
      Increase in accrued interest payable                                   1,589,830          397,652           20,080
      (Decrease) increase in other liabilities                                (167,948)         506,602         (552,531)
      Noncash compensation and financing costs                                                                 3,939,054
                                                                          ------------     ------------     ------------
           Net cash provided by (used in) operating activities                 836,552         (634,378)        (915,948)
                                                                          ------------     ------------     ------------
INVESTING ACTIVITIES:
  Proceeds from sales, paydowns and maturities of investment securities:
    Available for sale                                                      12,261,314       28,974,876       11,672,088
    Held to maturity                                                         1,082,529
    Other                                                                                                         28,600
  Purchases of investment securities:
    Available for sale                                                     (15,560,354)     (35,733,287)     (23,221,902)
    Held to maturity                                                        (4,362,796)
    Other                                                                     (364,200)        (609,950)          (7,400)
  Net increase in loans                                                   (129,114,511)     (91,211,798)     (33,447,205)
  Purchases of premises and equipment                                       (1,522,711)      (1,969,539)        (435,620)
  Proceeds from the sale of premises and equipment                                                  350
  Proceeds from the sale of real estate owned                                  864,263
  Cash resulting from merger                                                                                     163,971
                                                                          ------------     ------------     ------------
           Net cash used in investing activities                          (136,716,466)    (100,549,348)     (45,247,468)
                                                                          ------------     ------------     ------------
FINANCING ACTIVITIES:
  Net increase in demand deposits,
    money market accounts and savings accounts                              29,713,892       38,789,882       18,266,411
  Net increase in time deposits                                            116,787,033       55,695,191          894,024
  Proceeds from issuance of common stock, net                                                                 38,129,956
  Exercise of stock options                                                                      10,000          240,000
  Redemption of preferred stock                                                                                 (606,000)
  Payment of note payable                                                                                       (250,000)
  Purchase of treasury stock                                                  (647,992)        (858,844)
  Purchase of fractional shares                                                                                     (407)
  Proceeds from FHLB advances                                                5,000,000        5,000,000
  Repayment of FHLB advances                                                (5,000,000)
  Increase (decrease) in repurchase agreements                               7,775,267        5,368,447         (242,849)
  (Decrease) increase in other borrowed funds                                  (18,950)       2,192,539       (2,355,791)
                                                                          ------------     ------------     ------------
           Net cash provided by financing activities                       153,609,250      106,197,215       54,075,344
                                                                          ------------     ------------     ------------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                                      17,729,336        5,013,489        7,911,928

CASH AND CASH EQUIVALENTS:

  Beginning of year                                                         25,958,628       20,945,139       13,033,211
                                                                          ------------     ------------     ------------
  End of year                                                             $ 43,687,964     $ 25,958,628     $ 20,945,139
                                                                          ============     ============     ============



See notes to consolidated financial statements.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


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

      The consolidated  financial statements include the accounts of the Company
      and  its   subsidiaries.   All  significant   intercompany   balances  and
      transactions have been eliminated in consolidation.

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

      Cash and Cash Equivalents - Cash and cash equivalents include cash and due from banks, Federal funds sold and repurchase agreements. Generally, Federal funds and repurchase agreements are sold for one day periods.

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

      Realized gains and losses on sales of investment securities are recognized in the statements of operations upon disposition based upon the adjusted cost of the specific security. Declines in value of investment securities judged to be other than temporary are recognized as losses in the statement of operations.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998   (Continued)
--------------------------------------------------------------------------------


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

      Income Taxes - Deferred tax liabilities are recognized for temporary differences that will result in amounts taxable in the future and deferred tax assets are recognized for temporary differences and tax benefit carryforwards that will result in amounts deductible or creditable in the future. Net deferred tax

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998   (Continued)
--------------------------------------------------------------------------------


      liabilities or assets are recognized through charges or credits to the deferred tax provision. A deferred tax valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Subsequent to the Company's quasi-reorganization (see note 15) reductions in the deferred tax valuation allowance are credited to additional paid-in capital.

      Repurchase Agreements - Repurchase agreements consist of agreements with customers to pay interest daily on funds swept into a repo account based on a rate of .75% to 1.00% below the Federal funds rate. Such agreements generally mature within one to four days from the transaction date. In addition, the Company has securities sold under agreements to repurchase, which are classified as secured borrowings. Such borrowings generally mature within one to thirty days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. Information concerning repurchase agreements for the years ended December 31, 2000 and 1999 is summarized as follows:


                                                       2000             1999

      Average balance during the year             $ 14,955,704      $ 12,505,681
      Average interest rate during the year            6.04%            4.42%
      Maximum month-end balance during the year   $ 21,240,341      $ 19,293,496


      Other Borrowed Funds - Other borrowed funds consist of Federal Home Loan Bank borrowings and treasury tax and loan deposits. Treasury tax and loan deposits generally are repaid within one to 120 days from the transaction date.

      Stock Options - The Company has elected to account for its stock options under the intrinsic value based method with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in Statement of Financial Accounting Standards ("SFAS") No. 123 Accounting for Stock Based Compensation had been applied. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

      Earnings Per Share - Basic earnings per share ("EPS") excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilutive securities that could share in the earnings.

      Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items along with net income, are components of comprehensive income. The components of other comprehensive income and related tax effects are presented in the Consolidated Statements of Shareholders' Equity.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998   (Continued)
--------------------------------------------------------------------------------


      Recent Accounting Pronouncements - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative will be recorded on other comprehensive incomes (OCI) and will be recognized in the statement of operations when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

      Management has completed its evaluation of the various issued related to SFAS No. 133, including performing an inventory of derivative and embedded derivative instruments and has identified four interest rate swaps which are considered derivative instruments as defined by SFAS No. 133, for the year ended December 31, 2000. In addition, such swaps qualify for the fair value method of hedge accounting under the "short-cut method" based on the guidelines established by SFAS No. 133. No other derivative instruments, as defined by SFAS No. 133, were identified by the Company. As a result, when the Company adopts SFAS No. 133, as amended by SFAS No. 138, on
      January 1, 2001, total assets will increase by $794,221 with a corresponding increase in total liabilities. As the fair value hedge is assumed to be completely effective under the short-cut method, hedging gains and losses net to zero and will have no effect on the earnings of the Company.

      Reclassifications - Certain  reclassifications  have been made to the 1998
      and  1999   consolidated   financial   statements   to  conform  with  the
      presentation adopted in 2000.

2.    INVESTMENT SECURITIES


      The amortized cost and estimated fair value of available for sale and held to maturity investment securities as of December 31, 2000 and 1999 are as follows:


                                                                Gross           Gross
                                            Amortized        Unrealized       Unrealized           Fair
                                              Cost              Gains           Losses             Value

      December 31, 2000
      Available for sale:
       U.S. Treasury securities and
          other U.S. agency obligations         $ 1,748,054       $     250         $  (2,694)       $  1,745,610
      State and municipal                         1,435,000          22,893                             1,457,893
      Mortgage-backed securities                 28,856,253         247,894          (246,105)         28,858,042
                                                -----------       ---------         ---------         -----------
                                                 32,039,307         271,037          (248,799)         32,061,545

      Held to maturity:
        U.S. Treasury securities and
        other U.S. agency obligations             3,428,558          66,906            (8,869)          3,486,595
                                                -----------       ---------         ---------         -----------
                                                $35,467,865       $ 337,943         $(257,668)       $ 35,548,140
                                                ===========       =========         =========         ===========


FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998   (Continued)
--------------------------------------------------------------------------------


                                                                         Gross            Gross
                                                       Amortized        Unrealized       Unrealized           Fair
                                                         Cost            Gains            Losses              Value

      December 31, 1999
        U.S. Treasury securities and
          other U.S. agency obligations              $ 3,002,132                       $   (37,568)        $ 2,964,564
        State and municipal                              500,000                           (18,630)            481,370
        Mortgage-backed securities                    24,990,628        $ 5,933         (1,021,894)         23,974,667
                                                     -----------        -------        -----------         -----------
           Total debt securities                      28,492,760          5,933         (1,078,092)         27,420,601

        Marketable equity securities                     189,000                                               189,000
                                                     -----------        -------        -----------         -----------
           Total securities available for sale       $28,681,760        $ 5,933        $(1,078,092)        $27,609,601
                                                     ===========        =======        ===========         ===========


      Expected maturities of debt securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The amortized cost and estimated fair value of debt securities available for sale, at December 31, 2000, by contractual maturity, are shown below:


                                                           Available for Sale                     Held to Maturity
                                                   ------------------------------------   ----------------------------------
                                                       Amortized           Fair              Amortized           Fair
                                                         Cost              Value                Cost            Value


      Due before one year                             $ 1,248,054       $ 1,245,360
      Due after one year through five years               500,000           500,250
      Due after five years through ten years              935,000           948,553
      Due after ten years                                 500,000           509,340          $3,428,558       $3,486,595
                                                      -----------       -----------          ----------       ----------
                                                        3,183,054         3,203,503           3,428,558        3,486,595
      Mortgage-backed securities                       28,856,253        28,858,042
                                                      -----------       -----------          ----------       ----------
            Total                                     $32,039,307       $32,061,545          $3,428,558       $3,486,595
                                                      ===========       ===========          ==========       ==========



      Investment securities with a carrying value of $21,032,693 and $16,316,693 were pledged as security for certain borrowed funds and public deposits held by the Company at December 31, 2000 and 1999, respectively.

3.    LOANS

      Changes in the allowance for loan losses are summarized as follows:



                                                      2000              1999

      Balance, beginning of year                  $ 1,858,040       $ 1,073,346

      Provision for loan losses                     1,912,380         1,610,091
      Charge-offs                                    (401,329)         (857,732)
      Recoveries                                      141,586            32,335
                                                  -----------       -----------
      Balance, end of year                        $ 3,510,677       $ 1,858,040
                                                  ===========       ===========

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998   (Continued)
--------------------------------------------------------------------------------


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

      Nonaccrual loans totaled approximately $1,547,000 and $1,100,000 of which approximately $872,000 and $733,000 is guaranteed by the SBA at December 31, 2000 and 1999, respectively. The effects of carrying nonaccrual loans during 2000, 1999, and 1998 resulted in a reduction of interest income of approximately $151,000, $76,000 and $38,000, respectively.

      Loans considered impaired totaled approximately $946,000 and $2,284,000 of which approximately $147,000 and $497,000 is guaranteed by the SBA at December 31, 2000 and 1999, respectively. The total allowance for loan losses related to these loans was approximately $329,000 and $63,000 at December 31, 2000 and 1999, respectively. The interest income recognized on impaired loans for the year ended December 31, 2000, 1999, and 1998 was not significant.

      The Company lends to shareholders, directors, officers, and their related business interests on substantially the same terms as loans to other individuals and businesses of comparable credit worthiness. Such loans outstanding were approximately $1,222,000 and $186,000 at December 31, 2000 and 1999. During the year ended December 31, 2000, such shareholders, directors, officers and their related business interest borrowed approximately $1,331,000 from the Company and repaid approximately $295,000.

4.    PREMISES AND EQUIPMENT

      Major classifications of these assets are as follows:


                                                         2000             1999

      Land                                          $    95,000     $    95,000
      Buildings                                         660,315
      Construction in process                                            37,500
      Leasehold improvements                            787,985         753,463
      Furniture, fixtures and equipment               3,145,737       2,519,854
                                                    -----------     -----------
                                                      4,689,037       3,405,817
      Accumulated depreciation and
      amortization                                   (1,388,867)       (964,999)
                                                    -----------     -----------
                                                    $ 3,300,170     $ 2,440,818
                                                    ===========     ===========



      Depreciation and amortization amounted to $647,891, $350,204 and $165,327 for the years ended December 31, 2000, 1999 and 1998, respectively.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998   (Continued)
--------------------------------------------------------------------------------


5.    INCOME TAXES

      The components of the provision for income tax expenses for the years ended December 31, 2000, 1999 and 1998 are as follows:




                                    2000               1999              1998

      Deferred tax benefit       $(651,704)       $ (1,075,781)       $(350,007)
                                 =========        ============        =========

      Income taxes for the years ended December 31, 2000, 1999 and 1998, differ from the amount computed by applying the federal statutory corporate rate to earnings before income taxes as summarized below:



                                                         2000              1999                1998


      Benefit based on federal income
        tax rate                                      $(588,831)     $   (993,800)      $ (1,680,491)
      Noncash compensation and financing costs                                             1,339,279
      State income taxes net of federal benefit         (66,362)         (113,784)           (37,376)
      Other                                               3,489            31,803             28,581
                                                      ---------      ------------       ------------
                                                      $(651,704)     $ (1,075,781)      $   (350,007)
                                                      =========      ============       ============

      During the year ended December 31, 1998, the Bank utilized net operating loss carryforwards to reduce current taxes payable by approximately $236,000. The utilization of net operating losses for the year ended December 31, 1998 (a period subsequent to the date of the Bank's quasi reorganization) and the complete recognition of all remaining deferred tax assets at December 31, 1998, totaling approximately $2,423,000, have been reflected as an increase to additional paid-in capital.

      The components of net deferred income taxes at December 31, 2000 and 1999 are as follows:

                                                       2000              1999
      Deferred tax assets:
       Net operating loss carryforwards            $ 3,436,983       $ 3,278,623
       Allowance for loan losses                     1,166,025           544,137
       Loan fees                                        40,988            26,846
       Unrealized loss on investment securities                          403,451
       Cash to accrual adjustment                      112,757           150,343
       Other                                            22,077            22,362
                                                   -----------       -----------
                                                     4,778,830         4,425,762
                                                   -----------       -----------
      Deferred tax liabilities:
        Accumulated depreciation                       165,309            60,492
         Unrealized gain on investment securities        8,368
                                                   -----------       -----------
                                                       173,677            60,492
                                                   -----------       -----------
Deferred tax assets, net                           $ 4,605,153       $ 4,365,270
                                                   ===========       ===========

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998   (Continued)
--------------------------------------------------------------------------------


      At December 31, 2000 and 1999, the Bank had tax net operating loss carryforwards of approximately $9,429,000 and $9,249,000, respectively. Such carryforwards expire as follows: $597,000 in 2004, $1,588,000 in 2005, $1,171,000 in 2006, $1,919,000 in 2007, $1,620,000 in 2008, $92,000
      in 2009,  $643,000 in 2018,  $1,619,000  in 2019,  and $180,000 in 2020. A
      change in ownership on August 4, 1998, as defined in section 382 of the Internal Revenue Code, limits the amount of net operating loss carryforwards utilized each year to approximately $700,000. Unused limitations from each year accumulate in successive years.

      At December 31, 2000 and 1999, the Bank assessed its earnings history and trends over the past three years, its estimate of future earnings, and the expiration dates of the loss carryforwards and has determined that it is more likely than not that the deferred tax assets will be realized. Accordingly, no valuation allowance is recorded at December 31, 2000 and 1999.

6.       DEPOSITS

      At December 31, 2000, the scheduled maturities of time deposits are as follows:

         2001                                                  $ 151,818,504
         2002                                                     19,557,658
         2003                                                      9,135,152
         2004                                                      3,722,549
         2005                                                     17,863,893
                                                               -------------
Total                                                          $ 202,097,756
                                                               =============

7.       OTHER BORROWED FUNDS

      Other borrowed funds at December 31, 2000 and 1999 are summarized as follows:




                                                                                  2000              1999


       Treasury tax and loan deposits                                         $ 2,223,402       $ 2,242,352

       Federal  Home Loan Bank  advance,  maturing  on
        July 6,  2010,  subject to early termination; interest
        is fixed at 5.90%                                                       5,000,000

       Federal Home Loan Bank advance,  maturing on
        December 21, 2009, subject to early termination;
        interest is fixed at 5.48%                                                                5,000,000
                                                                              -----------       -----------
                                                                              $ 7,223,402       $ 7,242,352
                                                                              ===========       ===========

      Treasury tax and loan deposits are generally repaid within one to 120 days from the transaction date.

      The Federal Home Loan Bank of Atlanta has the option to convert the $5,000,000 advance outstanding at December 31, 2000 into a three-month LIBOR-based floating rate advance effective January 6, 2001 and any payment date thereafter with at least two business days prior notice to the Company.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998   (Continued)
--------------------------------------------------------------------------------


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

8.    COMMITMENTS

      The Company has entered into certain noncancellable operating leases and subleases for office space and office property. Rental expense for 2000, 1999 and 1998 was approximately $659,000, $455,000 and $160,000, respectively. Rental income for 2000 was approximately $55,000. There was no rental income in 1999 or 1998. Both rental expense and rental income are included in net occupancy and equipment expense in the accompanying statements of operations. The following is a schedule of future minimum lease payments and future minimum lease revenues under the sublease at December 31, 2000.


      Year Ending December 31:             Payments for           Revenue Under
                                         Operating Leases           Subleases

        2001                               $   752,391             $ 92,721
        2002                                   883,765               73,524
        2003                                   916,374               36,762
        2004                                   812,949
        2005                                   608,631
        Later years                          3,951,295
                                           -----------             --------
                                           $ 7,925,405             $203,007
                                           ===========             ========


9.    STOCK OPTIONS

      During 1994, the Bank's Board of Directors approved a Stock Option Plan (the "Plan") for certain key officers, employees and directors whereby
      300,000 shares of the Bank's common stock were made available through qualified incentive stock options and non-qualified stock options. The Plan specifies that the exercise price per share of common stock under each option shall not be less than the fair market value of the common stock on the date of the grant, except for qualified stock options granted to individuals who own either directly or indirectly more than 10% of the outstanding stock of the Bank. For qualified stock options granted to those individuals owning more than 10% of the Bank's outstanding stock, the exercise price shall not be less than 110% of the fair market value of the common stock on the date of grant. Options issued under the Plan expire ten years after the date of grant, except for qualified stock options granted to more than 10% shareholders as defined above. For qualified stock options granted to more than 10% shareholders, the expiration date shall be five years from the date of grant or earlier if specified in the option agreement. During 1994, the Bank granted stock options to purchase 159,806 shares of the Bank's common stock at an exercise price of $1.50. Such stock options were exercised during 1998 and the Company recorded an increase to additional paid-in capital of $118,265 equal to the resulting income tax benefit.

      During July 1988, the Bank granted stock warrants to purchase 225,000 shares of the Bank's common stock at an exercise price of $10.25. Such warrants expired June 10, 1998.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998   (Continued)
--------------------------------------------------------------------------------


      On June 4, 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"), effective March 31, 1998, which provides for the grant of incentive or non-qualified stock options to certain directors, officers and key employees who participate in the Plan. An aggregate of 900,000 shares of common stock are reserved for issuance pursuant to the 1998 Plan. During 1999 and 1998, the Company granted stock options to purchase 98,350 and 524,498 shares, respectively, of the Company's common stock at an exercise price of $10.00 per share. During 2000, the Company granted 277,900 at various exercise prices based on the fair value of the stock at the time of grant.

      If compensation cost for stock options granted in 2000 and 1999 was determined based on the fair value at the grant date consistent with the method prescribed by SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:



                                   2000             1999                1998
      Net loss
       As reported            $(1,080,153)      $(1,847,160)       $(4,592,616)
       Pro forma               (1,361,588)       (1,969,054)        (5,621,732)
      Loss per share - Basic
       As reported                  (0.24)            (0.32)             (1.46)
       Pro forma                    (0.24)            (0.34)             (1.79)


      Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted in 2000, 1999 and 1998, respectively: dividend yield of 0%, expected volatility of 32.64%, 27.50% and 27.70%, risk-free interest rate of 6.44%, 4.30% and 4.60%, and an expected life of 10 years.

      A summary of the status of fixed stock option grants under the Company's stock-based compensation plans as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below:




                                            2000                             1999                            1998
                                             Weighted Average                 Weighted Average                Weighted Average
                               Options        Exercise Price     Options       Exercise Price     Options      Exercise Price

Outstanding -
    Beginning of year          561,848           $10.00          524,498           $10.00         159,806       $  1.50
Granted                        277,900             6.37           98,350            10.00         524,498         10.00
Cancelled                      (22,800)           10.00          (60,000)           10.00
Exercised                                                         (1,000)           10.00        (159,806)         1.50
Outstanding -                  -------           ------          -------           ------        --------       -------
    End of year                816,948           $ 8.76          561,848           $10.00         524,498       $ 10.00
                               =======           ======          =======           ======        ========       =======
Options exercisable
  at year end                  465,206           $ 9.39          387,491           $10.00         339,000       $ 10.00

Weighted average fair
  value of options
  granted during the year    $    1.94                            $ 3.19                         $   4.76

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998   (Continued)
--------------------------------------------------------------------------------


      The following table summarizes information related to stock options outstanding at December 31, 2000:


                                              Weighted         Weighted                             Weighted
                                              Average          Average                              Average
      Exercise             Options           Remaining         Exercise           Options           Exercise
       Price             Outstanding            Life            Price           Exercisable          Price
---------------------  -----------------   ---------------  ---------------   ----------------   ---------------

    $5.25 - 6.69            277,900             9.21           $  6.37             77,000           $  6.34
    $      10.00            539,048             7.71           $ 10.00            388,206           $ 10.00



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

      At December 31, 2000, financial instruments having credit risk in excess of that reported in the balance sheet totaled approximately $109,118,000.

11.   SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

      Supplemental disclosure of cash flow information:


                                                     2000               1999              1998

Cash paid during the year for interest
  on deposits and borrowed funds                 $ 12,121,206        $ 4,298,642       $ 2,416,375



      Supplemental schedule of noncash investing and financing activities:


                                                               2000               1999              1998

Proceeds from demand deposits used to
  purchase shares of common stock under
  the employee stock purchase plan                          $ 367,153

Loans transferred to real estate owned                      $ 846,000

Issuance of common stock to founders                                                            $ 2,158,688

Financing costs in connection with merger                                                       $   972,000


FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998   (Continued)
--------------------------------------------------------------------------------


12.      CONDENSED FINANCIAL INFORMATION OF FLORIDA BANKS, INC., (PARENT ONLY)

      The following represents the parent only condensed balance sheets as of December 31, 2000 and 1999 and the related condensed statements of operations and statements of cash flows for the years ending December 31, 2000 and 1999 and the period from August 4, 1998, the effective date of the merger, through December 31, 1998.



Condensed Balance Sheet                                                       2000                1999

Assets
  Cash and repurchase agreements                                        $   2,005,965        $  7,181,793
  Available for sale investment securities, at
    fair value (cost $11,979,600 and $9,775,921, respectively)             12,091,155           9,639,524
  Loans
    Commercial                                                                976,047           3,920,588
    Commercial real estate                                                     98,713           3,557,234
    Consumer                                                                                      300,000
                                                                        -------------        ------------
      Total loans                                                           1,074,760           7,777,822
    Allowance for loan losses                                                 (10,000)            (74,411)
                                                                        -------------        ------------
      Net loans                                                             1,064,760           7,703,411

  Premises and equipment, net                                                 224,220             250,344
  Accrued interest receivable                                                  80,053             112,504
  Deferred income taxes, net                                                  583,115             350,292
  Prepaid and other assets                                                    132,803              43,904
  Investment in subsidiaries                                               32,599,848          20,334,951
                                                                        -------------        ------------
          Total Assets                                                  $  48,781,919        $ 45,616,723
                                                                        =============        ============
Liabilities and Stockholders' Equity
  Repurchase agreements                                                 $  10,143,000        $  6,058,000
  Accounts payable and accrued expenses                                        82,480             323,868

Stockholders' Equity
  Common stock                                                                 59,298              58,538
  Additional paid-in capital                                               46,750,329          46,383,936
  Treasury stock                                                           (1,506,836)           (858,844)
  Accumulated deficit                                                      (6,760,222)         (5,680,069)
  Accumulated other comprehensive income (loss),
    net of tax                                                                 13,870            (668,706)
                                                                        -------------        ------------
          Total Liabilities and Stockholders' Equity                    $  48,781,919        $ 45,616,723
                                                                        =============        ============

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998   (Continued)
--------------------------------------------------------------------------------



Condensed Statements of Operations                                        2000                 1999                 1998

Income                                                               $  1,523,797          $ 1,330,858         $    529,337
Equity in undistributed loss of subsidiaries                             (540,090)          (1,289,184)            (615,598)
Expenses                                                               (2,389,988)          (2,063,983)          (4,873,126)
Income tax benefit                                                        326,128              175,149              162,435
                                                                     ------------          -----------         ------------
Net loss                                                             $ (1,080,153)         $(1,847,160)        $ (4,796,952)
                                                                     ============          ===========         ============



Condensed Statements of Cash Flows                                         2000                 1999                 1998

Operating activities:
  Net loss                                                           $ (1,080,153)        $ (1,847,160)       $  (4,796,952)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Noncash compensation and finance costs                                                                      3,939,054
      Equity in undistributed loss of Florida Bank, N.A.                  539,611            1,289,184              615,598
      Equity in loss of Florida Bank Financial Services, Inc.                 479
      Depreciation and amortization                                        60,177               37,289                8,582
      Deferred income tax benefit                                        (326,128)            (175,149)            (162,435)
      Loss on disposal of premises and equipment                            1,597
      Gain on sale of investment securities                                (5,174)             (42,250)
      (Accretion) amortization of discounts/premiums
        on investments, net                                               (20,957)              47,338
      (Benefit) provision for loan losses                                 (64,411)              74,411
      Amortization of loan premiums                                        45,685                3,043
      Increase (decrease) in accrued interest receivable                   32,451              (84,574)              (8,009)
      Decrease in due from Florida Bank, N.A.                                                      898                 (898)
      Increase in prepaid and other assets                                (88,899)             (43,904)
      Decrease in accounts payable and accrued expenses                  (241,388)              (2,355)            (540,610)
                                                                     ------------         ------------        -------------
          Net cash used in operating activities                        (1,147,110)            (743,229)            (945,670)
                                                                     ------------         ------------        -------------
  Investing activities:
    Purchase of premises and equipment                                    (35,650)            (250,822)             (13,376)
    Proceeds from sales, paydowns and maturities
      of investment securities                                          5,264,240            4,929,200
    Purchase of investment securities                                  (7,441,787)          (8,837,534)          (5,834,057)
    Net decrease (increase) in loans                                    6,657,377           (1,854,824)          (5,926,041)
    Purchase of common stock of Florida Bank
      Financial Services, Inc.                                            (10,000)
    Capital contributed to Florida Bank, N.A.                         (12,300,000)          (4,000,000)         (12,000,000)
                                                                     ------------         ------------        -------------
          Net cash used in financing activities                        (7,865,820)         (10,013,980)         (23,773,474)
                                                                     ------------         ------------        -------------
  Financing activities:
    Increase in repurchase agreements                                   4,085,000            6,058,000
    Proceeds from advance from Florida Bank, N.A.                          32,941               11,470
    Proceeds from sale of common stock, net                               367,153                                38,129,956
        Payment of Note Payable                                                                                    (250,000)
    Redemption of preferred stock                                                                                  (606,000)
    Purchase of fractional shares                                                                                      (407)
    Net proceeds from the exercise of stock options                                             10,000
    Purchase of treasury stock                                           (647,992)            (858,844)
                                                                     ------------         ------------        -------------
          Net cash provided by financing activities                     3,837,102            5,220,626           37,273,549
                                                                     ------------         ------------        -------------
Net decrease in cash and cash equivalents                              (5,175,828)          (5,536,583)          12,554,405
Cash and cash equivalents at beginning of period                        7,181,793           12,718,376              163,971
                                                                     ------------         ------------        -------------
Cash and cash equivalents at end of period                           $  2,005,965          $ 7,181,793        $  12,718,376
                                                                     ============         ============        =============

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998   (Continued)
--------------------------------------------------------------------------------



13.   REGULATORY MATTERS

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 2000 and 1999, notifications from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately or well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Company's and Bank's actual capital amounts and ratios are also presented in the following table.


                                                                                              To be Well
                                                                                           Capitalized Under
                                                                For Capital                Prompt Corrective
                                      Actual                 Adequacy Purposes             Action Provisions
                            ---------------------------------------------------------------------------------------
                                Amount        Ratio         Amount          Ratio        Amount           Ratio
As of December 31, 2000:
  Total capital
    (to risk-weighted assets)
      Florida Banks, Inc.      $ 39,050,000    12.73%  >    $ 24,542,000 >   8.00%          N/A              N/A
                                                       -                 -
      Florida Bank, N.A.         33,791,000    11.52   >      23,464,000 >   8.00   >  $ 29,330,000 >       10.00%
                                                       -                 -          -               -
  Tier I capital
    (to risk-weighted assets)
      Florida Banks, Inc.        35,529,000    11.58   >      12,271,000 >   4.00           N/A              N/A
                                                       -                 -
      Florida Bank, N.A.         30,290,000    10.33   >      11,732,000 >   4.00   >    17,598,000 >        6.00
                                                       -                 -          -               -
  Tier I capital
    (to average assets)
      Florida Banks, Inc.        35,529,000    10.28   >      13,828,000 >   4.00           N/A              N/A
                                                       -                 -
      Florida Bank, N.A.         30,290,000     9.24   >      13,112,000 >   4.00   >    16,390,000 >        5.00
                                                       -                 -          -               -

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997   (Continued)
--------------------------------------------------------------------------------

                                                                                               To be Well
                                                                                           Capitalized Under
                                                                For Capital                Prompt Corrective
                                      Actual                 Adequacy Purposes             Action Provisions
                            ----------------------------------------------------------------------------------------
                                Amount        Ratio          Amount         Ratio         Amount           Ratio
As of December 31, 1999:
  Total capital
    (to risk-weighted assets)
      Florida Banks, Inc.      $ 37,636,000   18.19%   >    $ 16,567,000 >   8.00%          N/A              N/A
                                                       -                 -
      Florida Bank, N.A.         18,926,000   10.53    >      14,380,000 >   8.00   >   $17,974,000 >       10.00%
                                                       -                 -          -               -
  Tier I capital
    (to risk-weighted assets)
      Florida Banks, Inc.        35,778,000   17.29    >       8,278,000 >   4.00            N/A             N/A
                                                       -                 -
      Florida Bank, N.A.         17,142,000    9.54    >       7,190,000 >   4.00   >    10,785,000 >        6.00
                                                       -                 -          -               -
  Tier I capital
    (to average assets)
      Florida Banks, Inc.        35,778,000   20.01    >       6,915,000 >   4.00           N/A              N/A
                                                       -                 -
      Florida Bank, N.A.         17,142,000   10.35    >       6,627,000 >   4.00   >     8,284,000 >        5.00
                                                       -                 -          -               -



14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998   (Continued)
--------------------------------------------------------------------------------


      Repurchase Agreements - The carrying amounts of repurchase agreements approximates the estimated fair value of such liabilities due to the short maturities of such instruments.

      Other Borrowed Funds - For treasury tax and loan deposits, the carrying amount approximates the estimated fair value of such liabilities due to the short maturities of such instruments. The fair value of the Federal Home Loan Bank advances are based on quoted market prices.

      A comparison of the carrying amount to the fair values of the Company's significant financial instruments as of December 31, 2000 and 1999 is as follows:


                                                               2000                            1999
                                                    ----------------------------    ----------------------------
                                                      Carrying        Fair            Carrying        Fair
Amounts in Thousands                                   Amount         Value            Amount         Value

Financial assets:
  Available for sale investment securities            $ 32,062      $ 32,062          $ 27,610      $ 27,610
  Held to maturity investment securities                 3,429         3,487
  Other investments                                      1,266         1,266               902           902
  Loans                                                285,624       271,268           157,588       152,602

Financial liabilities:
  Deposits                                             305,239       305,382           159,106       159,197
  Repurchase agreements                                 18,812        18,812            11,037        11,037
  Other borrowed funds                                   7,223         7,013             7,242         7,242


      Interest Rate Swap Agreements - The Company enters into interest rate swap agreements to manage its exposure to changes in interest rates and to convert the fixed rate on certain brokered certificates of deposit to a floating rate in order to more closely match interest rate sensitivity between selected assets and liabilities. The contract has no carrying value with gains and losses recognized as a component of interest expense. The Company does not use derivative financial instruments for speculative purposes. As is customary for these types of instruments, the Company does not require collateral or other security from other parties to these instruments. By their nature all such instruments involve risk, including the credit risk of nonperformance by counterparties. However, at December 31, 2000, in management's opinion there was no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.

      The contract/notional amount and estimated fair value of the Company's off-balance-sheet financial instrument are as follows:




                                                               2000
                                              ----------------------------------
                                               Contract/Notional       Fair
                                                    Amount             Value

      Interest rate swap agreements             $ 20,000,000         $794,221

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998   (Continued)
--------------------------------------------------------------------------------


15.   QUASI-REORGANIZATION

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

16.   EARNINGS PER SHARE

      Following is a reconciliation of the denominator used in the computation of basic and diluted earnings per common share.


                                                                 2000              1999              1998
                                                            ----------------  ----------------  ----------------

      Weighted average number of common
      shares outstanding - Basic                               5,681,290         5,829,937         3,137,644

      Incremental shares from the assumed
      conversion of stock options                                    583
                                                            ----------------  ----------------  ----------------
      Total - Diluted                                          5,681,873         5,829,937         3,137,644
                                                            ================  ================  ================

      The incremental shares from the assumed conversion of stock options were determined using the treasury stock method under which the assumed proceeds were equal to (1) the amount that the Company would receive upon the exercise of the options plus (2) the amount of the tax benefit that would be credited to additional paid-in capital assuming exercise of the options.

17.   BENEFIT PLAN

      The Company has a 401(k) defined contribution benefit plan (the "Plan") which covers substantially all of its employees. The Company matches 50% of employee contributions to the Plan, up to 6% of all participating employees compensation. The Company contributed $110,092 , $63,055 and $23,562 to the Plan in 2000, 1999 and 1998, respectively.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998   (Concluded)
--------------------------------------------------------------------------------


18.   EMPLOYEE STOCK PURCHASE PLAN

      On January 22, 1999, the Board of Directors of the Company adopted the Employee Stock Purchase Plan (the "Plan"). The Plan was approved by the Company's shareholders at the Company's 1999 Annual Meeting of Shareholders on April 23, 1999. The Plan provides for the sale of not more than 200,000 shares of common stock to eligible employees of the Company pursuant to one or more offerings under the Plan. The purchase price for shares purchased pursuant to the Plan is the lesser of (a) 85% of the fair market value of the common stock on the grant date, or if no shares were traded on that day, on the last day prior thereto on which shares were traded, or (b) an amount equal to 85% of the fair market value of the common stock on the exercise date, or if no shares were traded on that day, on the last day prior thereto on which shares were traded. For the year ended December 31, 2000, approximately 76,000 shares were purchased by employees. For the year ended December 31, 1999, there were no purchases of common stock pursuant to the Plan.

19.   SUMMARIZED QUARTERLY DATA (UNAUDITED)

      Following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:

                                                                   Fiscal Quarter
                                                --------------------------------------------------
                                                   First       Second       Third       Fourth        Total
$ In Thousands Except Per Share Amounts

2000
  Total interest income                          $ 4,480      $ 5,836     $ 6,351      $ 7,099      $ 23,766
  Interest expense                                 2,375        3,292       3,849        4,195        13,711
                                                 -------      -------     -------      -------      --------
  Net interest income                              2,105        2,544       2,502        2,904        10,055
  Provision for loan losses                          370          339         877          326         1,912
                                                 -------      -------     -------      -------      --------
  Net interest income after provision
    for loan losses                                1,735        2,205       1,625        2,578         8,143
  Noninterest income                                 151          202         252          406         1,011
  Noninterest expense                              2,562        2,791       2,639        2,894        10,886
                                                 -------      -------     -------      -------      --------
  Loss before income taxes                          (676)        (384)       (762)          90        (1,732)
  Benefit for income taxes                          (259)        (139)       (287)         (33)         (652)
                                                 -------      -------     -------      -------      --------
  Net loss                                       $  (417)     $  (245)    $  (475)     $    57      $ (1,080)
                                                 -------      -------     -------      -------      --------
  Basic loss per share                             (0.07)       (0.04)      (0.08)        0.01         (0.19)
  Diluted loss per share                           (0.07)       (0.04)      (0.08)        0.01         (0.19)


FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998   (Concluded)
--------------------------------------------------------------------------------


                                                                   Fiscal Quarter

                                                --------------------------------------------------
                                                   First       Second       Third       Fourth        Total
$ In Thousands Except Per Share Amounts

1999
  Total interest income                          $ 2,127      $ 2,673     $ 3,002      $ 3,341      $ 11,143
  Interest expense                                   832        1,111       1,330        1,424         4,697
                                                 -------      -------     -------      -------      --------
  Net interest income                              1,295        1,562       1,672        1,917         6,446
  Provision for loan losses                           65          200         718          627         1,610
                                                 -------      -------     -------      -------      --------
  Net interest income after provision
    for loan losses                                1,230        1,362         954        1,290         4,836
  Noninterest income                                 116          154         151          162           583
  Noninterest expense                              1,707        1,989       2,171        2,475         8,342
                                                 -------      -------     -------      -------      --------
  Loss before income taxes                          (361)        (473)     (1,066)      (1,023)       (2,923)
  Benefit for income taxes                          (136)        (221)       (364)        (355)       (1,076)
                                                 -------      -------     -------      -------      --------
  Net loss                                       $  (225)     $  (252)    $  (702)     $  (668)     $ (1,847)
                                                 =======      =======     =======      =======      ========
  Basic loss per share                             (0.04)       (0.04)      (0.12)       (0.12)        (0.32)
  Diluted loss per share                           (0.04)       (0.04)      (0.12)       (0.12)        (0.32)

      Item 9.   Changes in and  Disagreements with Accountants on Accounting and
                ----------------------------------------------------------------
                Financial Disclosure.
                --------------------

                There has been no occurrence requiring a response to this Item.


               PART III

      Item 10.  Directors and Executive Officers of the Registrant.
      -------   --------------------------------------------------

                The information relating to directors and executive officers of the Company contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders scheduled to be held May 18, 2001 is incorporated herein by reference.

      Item 11.  Executive Compensation.
      -------   ----------------------

                The information relating to executive compensation contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders scheduled to be held May 18, 2001 is incorporated herein by reference.

      Item 12.  Security  Ownership of Certain Beneficial Owners and Management.
      -------   --------------------------------------------------------------

                The information relating to security ownership of certain beneficial owners and management contained in the Company's definitive  proxy statement to be delivered to  shareholders  in connection with the 2001 Annual Meeting of Shareholders scheduled to be held May 18, 2001 is incorporated herein by reference.

      Item 13.  Certain Relationships and Related Transactions.
      -------   ----------------------------------------------
                The information relating to related party transactions contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders scheduled to be held May 18, 2001 is incorporated herein by reference.

      Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
      -------   ---------------------------------------------------------------

                (a) 1.Financial Statements. The following financial statements
                      --------------------
                and accountants' reports have been filed as Item 8 in Part II of this Report:

                Report of Independent Public Accountants
                Consolidated Balance Sheets - December 31, 2000 and 1999 Consolidated Statements of Operations - Years ended December 31, 2000, 1999 and 1998 Consolidated Statements of Shareholders' Equity - Years ended December 31, 2000, 1999 and 1998 Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998 Notes to Consolidated Financial Statements

                  2.     Exhibits.
                         --------


           Exhibit Number           Description of Exhibits
           --------------           -----------------------

                     *3.1      -    Articles of Incorporation of the Company, as
                                    amended

                   *3.1.1      -    Second  Amended  and  Restated  Articles  of
                                    Incorporation

                     *3.2      -    By-Laws of the Company

                   *3.2.1      -    Amended  and Restated By-Laws of the Company

                     *4.1      -    Specimen Common Stock Certificate

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

                    *10.3      -    Form  of  Employment  Agreement between the
                                       Company  and  T. Edwin Stinson, Jr., Don
                                       D. Roberts and Richard B. Kensler

                   **21.1      -    Subsidiaries of the Registrant

                   **23.1      -    Consent of Deloitte & Touche LLP

                      (b)      Reports on Form 8-K.
                               -------------------



         * Incorporated by reference to the Company's Registration Statement on Form S-1, Commission File No. 333-5087
         ** Filed herewith

                                   SIGNATURES

            In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Jacksonville, State of Florida on March 23, 2001.

                                      FLORIDA BANKS, INC.


                                      By:/s/ Charles E. Hughes, Jr.
                                         -------------------------------------
                                           Charles E. Hughes, Jr.
                                           President and Chief Executive Officer


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

                Signature                                 Title                                Date
                ---------                                 -----                                ----


/s/ Charles E. Hughes, Jr.                  President, Chief Executive                  March 23,2001
---------------------------------------     Officer and Director (Principal
Charles E. Hughes, Jr.                      Executive Officer)


/s/ T. Edwin Stinson, Jr.                   Chief Financial Officer,                    March 23,2001
---------------------------------------     Secretary, Treasurer and
T. Edwin Stinson, Jr.                       Director (Principal Financial
                                            and Accounting Officer)

/s/ M.G. Sanchez                            Chairman of the Board                       March 23,2001
---------------------------------------
M. G. Sanchez


/s/ T. Stephen Johnson                      Vice-Chairman of the Board                  March 23,2001
---------------------------------------
T. Stephen Johnson


/s/ Clay M. Biddinger                       Director                                    March 23,2001
---------------------------------------
Clay M. Biddinger


/s/ P. Bruce Culpepper                      Director                                    March 23,2001
---------------------------------------
P. Bruce Culpepper


/s/ J. Malcolm Jones, Jr.                   Director                                    March 23,2001
---------------------------------------
J. Malcolm Jones, Jr.


/s/ W. Andrew Krusen, Jr.                   Director                                    March 23,2001
---------------------------------------
W. Andrew Krusen, Jr.


/s/ Nancy E. LaFoy                          Director                                    March 23,2001
---------------------------------------
Nancy E. LaFoy



                Signature                                 Title                                Date
                ---------                                 -----                                ----



/s/ Wilford C. Lyon, Jr.                    Director                                    March 23,2001
---------------------------------------
Wilford C. Lyon, Jr.


/s/ David McIntosh                          Director                                    March 23,2001
---------------------------------------
David McIntosh


                                  EXHIBIT INDEX


       Exhibit
       Number                 Description of Exhibit
       ------                 ----------------------

         21.1                 Subsidiaries of the Registrant

         23.1                 Consent of Deloitte & Touche
                              LLP