Form 10-Q
period 2001-03-31
FLORIDA BANKS INC
filed 2001-05-14
CIK 1058802

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         (Mark One)
   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

  --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (904) 332-7770
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                       Outstanding
COMMON STOCK, $.01 PAR VALUE                OUTSTANDING AT MARCH 31, 2001
PER SHARE                                                5,709,004

Item 1. Financial Statements
FLORIDA BANKS, INC.
CONDENSED BALANCE SHEETS  (Unaudited)
--------------------------------------------------------------------------------

                                                                                                  March 31,             December 31,
                                                                                                    2001                   2000
ASSETS

CASH AND DUE FROM BANKS                                                                        $  18,091,433          $  12,730,964
FEDERAL FUNDS SOLD AND REPURCHASE AGREEMENTS PURCHASED                                            31,546,000             30,957,000
                                                                                               -------------          -------------
           Total cash and cash equivalents                                                        49,637,433             43,687,964

INVESTMENT SECURITIES:
  Available for sale, at fair value (cost $34,547,252  and $32,039,307
    at March 31, 2001 and December 31, 2000)                                                      34,897,033             32,061,545
  Held to maturity, at cost (fair value $4,327,279 and $3,486,595
    at March 31, 2001 and December 31, 2000)                                                       4,298,750              3,428,558
  Other investments                                                                                1,402,700              1,266,000

LOANS:
  Commercial real estate                                                                         155,006,224            158,653,667
  Commercial                                                                                     117,931,816            102,391,117
  Residential mortgage                                                                            11,110,949              9,795,665
  Consumer                                                                                        15,283,472             13,036,447
  Credit card and other loans                                                                      1,317,043              1,747,145
                                                                                                   ---------              ---------
           Total loans                                                                           300,649,504            285,624,041
  Allowance for loan losses                                                                       (3,697,764)            (3,510,677)
  Net deferred loan fees                                                                            (128,048)               (98,421)
                                                                                                    --------                -------
           Net loans                                                                             296,823,692            282,014,943

PREMISES AND EQUIPMENT, NET                                                                        3,295,778              3,300,170

ACCRUED INTEREST RECEIVABLE                                                                        1,979,778              1,897,303

DEFERRED INCOME TAXES, NET                                                                         4,446,388              4,605,153

DERIVATIVE INSTRUMENTS                                                                               459,122                   --

OTHER ASSETS                                                                                         678,805                535,408
                                                                                                     -------                -------
TOTAL ASSETS                                                                                   $ 397,919,479          $ 372,797,044
                                                                                               =============          =============
LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing demand                                                                   $  42,169,723          $  41,965,131
  Interest-bearing demand                                                                         15,266,963             12,259,897
  Regular savings                                                                                 48,450,958             46,121,007
  Money market accounts                                                                            3,898,453              2,795,661
  Time $100,000 and over                                                                         124,616,205            116,824,179
  Other time                                                                                      80,497,704             85,273,577
                                                                                                  ----------             ----------
          Total deposits                                                                         314,900,006            305,239,452

REPURCHASE AGREEMENTS SOLD                                                                        34,331,763             18,812,378

OTHER BORROWED FUNDS                                                                               7,220,745              7,223,402

ACCRUED INTEREST PAYABLE                                                                           2,015,939              2,206,379

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                                537,784                758,994
                                                                                                     -------                -------
          Total liabilities                                                                      359,006,237            334,240,605
                                                                                                 -----------            -----------
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; 30,000,000 shares authorized;                                         59,501                 59,298
    5,950,104 and 5,929,751 shares issued, respectively
  Additional paid-in capital                                                                      46,842,121             46,750,329
  Accumulated deficit (deficit of $8,434,037
     eliminated upon quasi-reorganization on December 31, 1995)                                   (6,699,662)            (6,760,222)
  Treasury stock, 241,100 shares at cost                                                          (1,506,836)            (1,506,836)
  Accumulated other comprehensive income, net of tax                                                 218,118                 13,870
                                                                                                     -------                 ------
          Total shareholders' equity                                                              38,913,242             38,556,439
                                                                                                  ----------             ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $ 397,919,479          $ 372,797,044
                                                                                               =============          =============
      See notes to financial statements.

FLORIDA BANKS, INC.

CONDENSED STATEMENTS OF OPERATIONS  (Unaudited)
--------------------------------------------------------------------------------


                                                     Three Month Period Ended
                                                             March 31,
                                                --------------------------------
                                                      2001               2000
                                                -----------------  -------------
INTEREST INCOME:
  Loans, including fees                           $ 6,766,915       $ 3,708,671
  Investment securities                               697,829           555,507
  Federal funds sold and repurchase agreements        291,968           215,833
                                                      -------           -------
          Total interest income                     7,756,712         4,480,011
                                                    ---------         ---------

INTEREST EXPENSE:
  Deposits                                          3,945,698         2,103,493
  Repurchase agreements                               391,659           171,559
  Borrowed funds                                       96,157            99,475
                                                       ------            ------

          Total interest expense                    4,433,514         2,374,527
                                                    ---------         ---------

NET INTEREST INCOME                                 3,323,198         2,105,484

PROVISION FOR LOAN LOSSES                             239,384           370,128
                                                      -------           -------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                        3,083,814         1,735,356
                                                    ---------         ---------

NONINTEREST INCOME:
  Service fees                                        224,247           124,114
  Loss on sale of securities                                             (6,225)
  Other noninterest income                             94,672            32,687
                                                       ------            ------

                                                      318,919           150,576
                                                      -------           -------

NONINTEREST EXPENSES:
  Salaries and benefits                             2,161,337         1,685,341
  Occupancy and equipment                             436,485           353,676
  Data processing                                     163,269            75,965
  Other                                               545,612           447,416
                                                      -------           -------

                                                    3,306,703         2,562,398
                                                    ---------         ---------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
   FOR INCOME TAXES                                    96,030          (676,466)

PROVISION (BENEFIT) FOR INCOME TAXES                   35,470          (259,688)
                                                       ------          --------

NET INCOME (LOSS)                                 $    60,560       $  (416,778)
                                                  ===========       ===========

EARNINGS (LOSS)  PER SHARE:
  Basic                                           $      0.01       $     (0.07)
                                                  ===========       ===========
  Diluted                                         $      0.01       $     (0.07)
                                                  ===========       ===========

        See notes to financial statements.

FLORIDA BANKS, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY  (Unaudited)
--------------------------------------------------------------------------------


                                                                                                                     Accumulated
                                                                                                                       Other
                                                                 Common Stock             Additional                 Comprehensive
                                                            --------------------------     Paid-In     Accumulated   Income (loss)
                                                              Shares        Par Value      Capital       Deficit       Net of Tax

BALANCE, JANUARY 1, 2000                                     5,853,756    $    58,538    $46,383,936   ($5,680,069)   ($  668,706)
Comprehensive loss:
  Net loss                                                                                              (1,080,153)
  Unrealized gain on available for sale
     investment securities, net of tax of $411,821                                                                        682,576
      Comprehensive loss
  Issuance of common stock to Employee
    Stock Purchase Plan                                         75,995            760        366,393
  Purchase of treasury stock
                                                             ---------         ------     ----------    ---------          ------
BALANCE, JANUARY 1, 2001                                     5,929,751         59,298     46,750,329   (6,760,222)         13,870
Comprehensive income:
  Net Income                                                                                               60,560
  Unrealized gain on available for sale
     investment securities, net of tax of $125,184                                                                        204,248
      Comprehensive income
  Issuance of common stock to Employee
    Stock Purchase Plan                                         20,353            203         91,792
  Purchase of treasury stock
                                                             ---------    -----------    -----------    ----------    -----------
BALANCE, MARCH 31, 2001 (Unaudited)                          5,950,104    $    59,501    $46,842,121   ($6,699,662)   $   218,118
                                                             =========    ===========    ===========   ===========    ===========

        See notes to financial statements




                                                           Treasury
                                                             Stock         Total
BALANCE, JANUARY 1, 2000                                ($  858,844)   $39,234,855
Comprehensive loss:
  Net loss                                                              (1,080,153)
  Unrealized gain on available for sale
     investment securities, net of tax of $411,821                         682,576
                                                                           -------
      Comprehensive loss                                                  (397,577)
  Issuance of common stock to Employee
    Stock Purchase Plan                                                    367,153
  Purchase of treasury stock                               (647,992)      (647,992)
                                                        -----------     ----------
BALANCE, JANUARY 1, 2001                                 (1,506,836)    38,556,439
                                                         ==========     ==========
Comprehensive income:
  Net Income                                                                60,560
  Unrealized gain on available for sale
     investment securities, net of tax of $125,184                         204,248
                                                                           -------
      Comprehensive income                                                 264,808
  Issuance of common stock to Employee
    Stock Purchase Plan                                                     91,995
  Purchase of treasury stock                                      -              -
                                                        -----------    ------------
BALANCE, MARCH 31, 2001 (Unaudited)                     $(1,506,836)   $38,913,242

        See notes to financial statements

FLORIDA BANKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS  (Unaudited)
--------------------------------------------------------------------------------

                                                                                       Three Month Period Ended
                                                                                                March 31,
                                                                                    ----------------------------------
OPERATING ACTIVITIES:                                                                     2001             2000
                                                                                    ----------------------------------

  Net income (loss)                                                             $     60,560          $   (416,778)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Depreciation and amortization                                                  170,840               146,648
      Loss on disposition of furniture and equipment                                   6,577                                |
      Deferred income tax provision (benefit)                                         35,470              (259,688)
      Loss on sale of securities                                                                             6,225
      Amortization of premiums on investments, net                                   (79,347)              (10,566)
      Provision for loan losses                                                      239,384               370,128
      Increase in accrued interest receivable                                        (82,475)             (273,750)
      (Decrease) increase in accrued interest payable                               (190,440)              610,749
      Increase in other assets                                                      (602,519)              (10,302)
      Decrease in other liabilities                                                 (221,210)             (396,929)
                                                                                    --------              --------
           Net cash used in operating activities                                    (663,160)             (234,263)
                                                                                    --------              --------
INVESTING ACTIVITIES:
  Proceeds from sales, paydowns and maturities
    of investment securities:
    Available for sale                                                             1,829,730                                |
    Held to maturity                                                               2,579,079             3,396,509
  Purchases of investment securities:
    Available for sale                                                            (4,346,584)           (8,557,038)
    Held to maturity                                                              (3,361,015)           (2,024,555)
    Other investments                                                               (136,700)                               |
  Net increase in loans                                                          (15,048,133)          (34,713,574)
  Purchases of premises and equipment                                               (173,025)             (166,189)
                                                                                    --------              --------
           Net cash used in investing activities                                 (18,656,648)          (42,064,847)
                                                                                 -----------           -----------
FINANCING ACTIVITIES:
  Net increase in demand deposits,
    money market accounts and savings accounts                                     6,736,396             1,165,275
  Net increase in time deposits                                                    3,016,153            51,471,717
  Increase in repurchase agreements                                               15,519,385             2,957,255
  Decrease in borrowed funds                                                          (2,657)              (13,461)
  Purchase of treasury stock                                                                              (647,992)
  Proceeds from sale of common stock                                                                       161,497
           Net cash provided by financing activities                              25,269,277            55,094,291
                                                                                  ----------            ----------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                 5,949,469            12,795,181
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                             43,687,964            25,958,628
                                                                                  ----------            ----------
  End of period                                                                 $ 49,637,433          $ 38,753,809
                                                                                ============          ============
SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:
    Cash paid for interest                                                      $  4,623,954          $  1,763,778
                                                                                ============          ============
NONCASH FINANCING ACTIVITIES:
Proceeds from demand deposits used to purchase shares of
     common stock under Employee Stock Purchase Plan                            $     91,995          $
                                                                                ============          ============
See notes to financial statements

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED
MARCH 31, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------
1.    BASIS OF PRESENTATION

      FloridaBanks, Inc. (the "Company") was incorporated on October 15, 1997 for the purpose of becoming a bank holding company and acquiring First National Bank of Tampa (the "Bank"). On August 4, 1998, the Company completed its initial public offering and its merger (the "Merger") with the Bank pursuant to which the Bank was merged with and into Florida Bank No. 1, N.A., a wholly-owned subsidiary of the Company, and renamed Florida Bank, N.A. Shareholders of the Bank received 1,375,000 shares of common stock of the Company valued at $13,750,000. The Merger was considered a reverse acquisition for accounting purposes, with the Bank identified as the accounting acquiror. The Merger has been accounted for as a purchase, but no goodwill has been recorded in the Merger and the financial statements of the Bank have become the historical financial statements of the Company.

      The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements. These unaudited condensed financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders incorporated by reference into the Company's Form 10-K for the year ended December 31, 2000. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results of the interim periods have been made. Results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

      The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

2.    EARNINGS PER SHARE

      The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per common share.

                                            Three Month Period Ended
                                                    March 31,
                                         --------------------------------
                                              2001             2000
                                         ---------------  ---------------
Weighted average number of common
  shares outstanding - Basic               5,691,365         5,692,689

Incremental shares from the assumed
  conversion of stock options                  2,817              --
                                               -----

Total - Diluted                            5,694,182         5,692,689
                                           =========         =========

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED
MARCH 31, 2001 AND 2000 (UNAUDITED)  (Continued)
--------------------------------------------------------------------------------
      The incremental shares from the assumed conversion of stock options for the period ended March 31, 2001 were determined using the treasury stock method, under which the assumed proceeds were equal to (1) the amount that the Company would receive upon exercise of the options plus (2) the amount of tax benefit that would be credited to additional paid-in capital assuming exercise of the options. The assumed proceeds are used to purchase outstanding common shares at the Company's average market value for the period.

      The exercise prices of stock options outstanding in the three-month period ended March 31, 2000 was above the fair market value of the stock during that period, therefore the options are considered anti-dilutive for purposes of calculating the loss per share.



3.    DERIVATIVE INSTRUMENTS

      The Company adopted Statement of Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001. This statement requires all derivative instruments to be recorded on the balance sheet at fair value.

      The following  instruments  qualify as  derivatives as defined by SFAS No.
      133:

                                                            March 31, 2001
                                                  ------------------------------
                                                   Contract/Notional       Fair
                                                        Amount             Value

Interest rate swap agreements                      $10,000,000       $   337,344
Foreign Currency Swap Agreements                   $ 2,000,000       $   121,778

      Interest rate swap agreements consist of two separate agreements which qualify for the fair value method of hedge accounting under the "short-cut method" based on the guidelines established by SFAS No. 133. Additionally, the Company entered into a foreign currency swap agreement during the first quarter of 2001. This swap agreement does not qualify for hedge accounting under SFAS No. 133. Accordingly, all changes in the fair value of the foreign currency swap agreement will be reflected in the earnings of the Company. The Company recognized a gain of $1,778 during the first quarter of 2001 as a result of changes in the fair value of the foreign currency agreement.

      On January 1, 2001, the Company recorded an increase to total assets of $794,221 with a corresponding increase in liabilities as a result of the adoption of SFAS No. 133. As the fair value hedge is assumed to be completely effective under the "short-cut method", hedging gains and losses netted to zero at January 1, 2001 and the adoption of SFAS No. 133 had no effect on the earnings of the Company.

      At March 31, 2001, the accompanying financial statements contained the following adjustments to account for the Company's derivative financial instruments shown above in conformity with SFAS No. 133: loans decreased $120,000, time deposits $100,000 and over increased $337,344, other noninterest income increased $1,778, and derivative instruments of $459,122 were recorded on the balance sheet as assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS


Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

The Company's net income for the first quarter of 2001 was $61,000, compared to a loss of ($417,000) for the three-month period ending March 31, 2000. Basic income per share for the first quarter of 2001 was $.01 compared to basic loss per share of $.07 for the first quarter of 2000. The increase in net income can be primarily attributed to increased net interest income.

The increase in net interest income of $1.2 million or 57.8%, to $3.3 million for the first quarter of 2001 compared to $2.1 million the first quarter in 2000, consists of an increase in interest income of $3.3 million, or 73.1%, and an increase in interest expense of $2.1 million, or 86.7%. The increase in interest income in the first quarter of 2001 is primarily attributable to an increase of $3.1 million in interest and fees on loans resulting from the growth in the loan portfolio.

The provision for loan losses charged to operations decreased $131,000 to $239,000 for the first quarter of 2001 from $370,000 in the first quarter of 2000. This decrease reflects a slowing in the growth of the overall loan portfolio.

Non-interest income increased 111.8% or $168,000 to $319,000 for the three months ended March 31, 2001 from $151,000 for the three months ended March 31, 2000. The increase in non-interest income primarily resulted from an increase in service fees to $224,000 at March 31, 2001 from $124,000 at March 31, 2000. The increase in service fees resulted primarily from an increase in deposits.

Non-interest expense increased $745,000 or 29.1% to $3.3 million for the three-month period ended March 31, 2001 compared to $2.6 million for the three-month period ended March 31, 2000. The increase in non-interest expense resulted primarily from increases in salaries and benefits, occupancy and equipment, and other expenses. Salaries and benefits expenses increased $476,000 to $2.2 million for the first quarter of 2001 compared to $1.7 million for the first quarter of 2000. This increase is primarily the result of additional staff associated with the overall growth of the Company's business, and the new banking office in Ocala, which opened in March, 2000. The increase in occupancy and equipment expense of $83,000, or 23.1%, resulted primarily from additional leased space for the Company, and the new banking office in Ocala. Data processing expenses increased $87,000 or 114.9% to $163,000 for the three months ended March 31, 2001 as compared to $76,000 for the same period in 2000. This increase resulted primarily from the additional processing expenses associated with the increased volume of loans and deposit accounts. Other expenses increased $98,000, or 21.9% to $546,000 for the first quarter of 2001 compared to $447,000 for the first quarter of 2000. This increase is primarily attributed to the additional operating expenses of the Ocala banking office, and the supporting operations related to the overall growth of the Company. Specific operational expenses which increased were communications and postage and courier expenses.

A provision for income taxes of $35,000 was recognized for the three-month period ended March 31, 2001 as compared to a benefit for income taxes of ($260,000) for the same period ended March 31, 2000. These provisions and benefits for income taxes represent an estimated effective annual tax rate of 38%.

FINANCIAL CONDITION

Total assets at March 31, 2001 were $397.9 million, an increase of $24.9 million or 6.7%, from $372.8 million at December 31, 2000. The increase in total assets primarily resulted from the investment of new deposit growth and other borrowed funds in loans and investment securities. Federal Funds sold increased $589,000 or 1.9% to $31.5 million at March 31, 2001 as compared to $31.0 million at December 31, 2000. These assets represent short-term reserves for future funding of loan growth. Investment securities increased $3.9 million or 10.7% to $40.7 million from $36.8 million at December 31, 2000. The increase in investment securities reflects investment of the proceeds of deposit and borrowings growth during the first quarter in excess of loan growth.

Total loans increased $15.0 million, or 5.3%, to $300.6 million at March 31, 2001, from $285.6 million at December 31, 2000. The increase in total loans was funded by increases in depository accounts. The allowance for loan losses increased $187,000 or 5.3% for the first quarter of 2001. The increase resulted from net charge-offs of loans of $52,000 plus additional provisions of $239,000, during the three month period ended March 31, 2001. The allowance for loan losses as a percent of total loans was 1.23% at March 31, 2001 and December 31, 2000. Management believes that such allowance for loan losses is sufficient to cover estimated losses in the Bank's loan portfolio.

Deposits increased $9.7 million, or 3.2%, to $314.9 million at March 31, 2001 from $305.2 million at December 31, 2000. The increase in total deposits resulted from an increase of $205,000 or 0.5% in non-interest deposits, an increase of $3.0 million or 24.5% in interest-bearing demand, an increase of $2.3 million or 5.1% in savings, an increase of $1.1 million or 39.5% in money market accounts, and an increase of $7.8 million or 6.7% in time deposits $100,000 and over, partially offset by a decrease of $4.8 million, or 5.6%, in other time deposits. Time deposits often fluctuate in response to interest rate changes and can vary rather significantly on a quarterly basis. The increase in time deposits resulted primarily from an increase in brokered deposits, together with an increase in time deposits issued through the Bank's internet banking activities.

Shareholders' equity increased by $357,000 to $38.9 million at March 31, 2001, from $38.6 million at December 31, 2000. This increase is primarily the result of an increase in other comprehensive income related to an unrealized gain in the Company's bond portfolio, combined with net income for the quarter of $61,000.

Non-accrual loans increased $2.2 million to $3.7 million at March 31, 2001, compared to $1.5 million at December 31, 2000. The increase is the result of three additional loans being changed from accrual to non-accrual status during the first quarter of 2001.

LIQUIDITY

The Company, through its subsidiary, the Bank, has traditionally maintained levels of liquidity above levels required by regulatory authorities. The Bank's operational needs, demand for loan disbursements, and savings withdrawals can be met by loan principal and interest payments received, new deposits, and excess liquid assets. Significant loan demand, deposit withdrawal, increased delinquencies and increased real estate acquired in settlement of loans could alter this condition. Management does not foresee any liquidity problems for 2001.

Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2001 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $49.6 million, representing 12.5% of total assets. Investment securities amounted to $40.7 million, representing 10.2% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities are also a source of liquidity. For the three-month period ended March 31, 2001, total deposits increased from $305.2 million at December 31, 2000 to $314.9 million, representing an increase of 3.2%. There can be no assurance that the Company will be able to maintain this level of growth. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

The Company's Board and executive officers are committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

The table below illustrates the Bank's regulatory capital ratios at March 31, 2001:

                                         March 31,                 Regulatory
Bank                                        2001                  Requirement
----                                ---------------------     ------------------

Tier 1 Capital                              9.82%                   4.00%
                                            ====                    ====

Total risk-based capital ratio             10.99%                   8.00%
                                           =====                    ====

Leverage ratio                              8.52%                   4.00%
                                            ====                    ====

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

          The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-earning liabilities subject to repricing over a specified period and the amount of change in individual interest rates. In the current interest rate environment, the liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable performance levels. A decreasing rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing rate environment, earnings are positively impacted. This asset/liability mismatch in pricing is referred to as gap ratio and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap ratio of 1.00 means that assets and liabilities are perfectly matched as to repricing. Management has targeted gap ratio guidelines for a one year time horizon of between .80 and 1.20 for the Bank. At March 31, 2001, the Company had cumulative gap ratios of approximately 1.12 for the three month time period and .75 for the one year period ending March 31, 2002. Thus, over the next three month period, rate-sensitive assets will reprice faster than rate-sensitive liabilities, and for the following nine month period, rate sensitive liabilities will reprice faster than rate-sensitive assets.

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

          In addition to the gap analysis, management uses rate shock simulation to measure the rate sensitivity of its balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on the Company's net interest margin. The Company measures its interest rate risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a period of twelve months. The Company's most recent rate shock simulation analysis, performed as of March 31, 2001, indicates that a 200 basis point increase in rates would cause an increase in net interest income of $598,000 over the next twelve-month period. Conversely, a 200 basis point decrease in rates would cause a decrease in net interest income of $775,000 over a twelve-month period.

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

         At March 31, 2001, the Company was not engaged in trading activities.

          The Company enters into interest rate swap agreements to manage its exposure to changes in interest rates and to convert the fixed rate on certain brokered certificates of deposit to a floating rate in order to more closely match interest rate sensitivity between selected assets and liabilities. The Company does not use derivative financial instruments for speculative purposes. As is customary for these types of instruments, the Company does not require collateral or other security from other parties to these instruments. By their nature all such instruments involve risk, including the credit risk of nonperformance by counterparties. However, at March 31, 2001, in management's opinion there was no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.

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

                  None.

(b)      Reports on Form 8-K.    No  report  on  Form  8-K  was filed during the
                                 quarter ended March 31, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Florida Banks, Inc.


Date:  May 11, 2001                   By:/s/ Charles E. Hughes, Jr.
                                         --------------------------
                                      Charles E. Hughes, Jr.
                                      President and Chief Executive Officer


Date:  May 11, 2001                   By: /s/ T. Edwin Stinson, Jr.
                                          -------------------------
                                      T. Edwin Stinson, Jr.
                                      Chief Financial Officer