Form 10-Q
period 2001-06-30
FLORIDA BANKS INC
filed 2001-08-14
CIK 1058802

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         (Mark One)
  X      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001

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

Title                                       Outstanding
COMMON STOCK, $.01 PAR VALUE                OUTSTANDING AT JUNE 29, 2001
PER SHARE                                                    5,709,004


Item 1. Financial Statements
FLORIDA BANKS, INC.

CONDENSED BALANCE SHEETS  (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                      June 30,          December 31,
                                                                                                        2001                2000
ASSETS

CASH AND DUE FROM BANKS                                                                           $  18,839,207       $  12,730,964
FEDERAL FUNDS SOLD AND REPURCHASE AGREEMENTS PURCHASED                                               50,747,000          30,957,000
                                                                                                     ----------          ----------
           Total cash and cash equivalents                                                           69,586,207          43,687,964

INVESTMENT SECURITIES:
  Available for sale, at fair value (cost $33,684,088  and $32,039,307
    at June 30, 2001 and December 31, 2000)                                                          34,068,873          32,061,545
  Held to maturity, at cost (fair value $4,460,118 and $3,486,595
    at June 30, 2001 and December 31, 2000)                                                           4,315,117           3,428,558
  Other investments                                                                                   1,402,700           1,266,000
                                                                                                      ---------           ---------
           Total Investment Securities                                                               39,786,690          36,756,103

LOANS:
  Commercial real estate                                                                            172,082,422         158,653,667
  Commercial                                                                                        126,429,879         102,391,117
  Residential mortgage                                                                               14,085,321           9,795,665
  Consumer                                                                                           17,635,998          13,036,447
  Credit card and other loans                                                                         1,649,699           1,747,145
                                                                                                      ---------           ---------
           Total loans                                                                              331,883,319         285,624,041
  Allowance for loan losses                                                                          (4,000,898)         (3,510,677)
  Net deferred loan fees                                                                               (173,695)            (98,421)
                                                                                                       --------             -------
           Net loans                                                                                327,708,726         282,014,943

PREMISES AND EQUIPMENT, NET                                                                           3,360,304           3,300,170

ACCRUED INTEREST RECEIVABLE                                                                           1,981,917           1,897,303

DEFERRED INCOME TAXES, NET                                                                            4,393,762           4,605,153

DERIVATIVE INSTRUMENTS                                                                                  398,198

OTHER ASSETS                                                                                            555,804             535,408
                                                                                                        -------             -------
TOTAL ASSETS                                                                                      $ 447,771,608       $ 372,797,044
                                                                                                  =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing demand                                                                      $  45,068,303       $  41,965,131
  Interest-bearing demand                                                                            17,998,133          12,259,897
  Regular savings                                                                                    55,042,716          46,121,007
  Money market accounts                                                                               4,601,680           2,795,661
  Time $100,000 and over                                                                            143,256,920         116,824,179
  Other time                                                                                         85,663,613          85,273,577
                                                                                                     ----------          ----------
          Total deposits                                                                            351,631,365         305,239,452

REPURCHASE AGREEMENTS SOLD                                                                           40,656,501          18,812,378

OTHER BORROWED FUNDS                                                                                  7,241,017           7,223,402

ACCRUED INTEREST PAYABLE                                                                              1,764,296           2,206,379

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                                   789,418             758,994
                                                                                                        -------             -------

          Total liabilities                                                                         402,082,597         334,240,605
                                                                                                    -----------         -----------

SHAREHOLDERS' EQUITY:
   Series B Preferred Stock, $68.00 par value, 1,000,000 shares authorized, 100,401                   6,827,268
     and 0 shares issued and outstanding, respectively
  Common stock, $.01 par value; 30,000,000 shares authorized;                                            59,501              59,298
    5,950,104 and 5,929,751 shares issued, respectively
  Additional paid-in capital                                                                         46,705,771          46,750,329
  Accumulated deficit (deficit of $8,434,037
     eliminated upon quasi-reorganization on December 31, 1995)                                      (6,636,683)         (6,760,222)
  Treasury stock, 241,100 shares at cost                                                             (1,506,836)         (1,506,836)
  Accumulated other comprehensive income, net of tax                                                    239,990              13,870
                                                                                                        -------              ------

          Total shareholders' equity                                                                 45,689,011          38,556,439
                                                                                                     ----------          ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                        $ 447,771,608       $ 372,797,044
                                                                                                  =============       =============
      See notes to condensed financial statements.


FLORIDA BANKS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                              Three-Month Period Ended        Six-Month Period Ended
                                                                      June 30,                       June 30,
                                                            ------------------------------ -------------------------------

                                                                2001            2000           2001             2000
                                                            --------------  -------------- --------------   --------------
INTEREST INCOME:
  Loans, including fees                                        $6,643,186      $4,744,894    $13,410,101       $8,453,565
  Investment securities                                           655,886         633,698      1,353,715        1,189,205
  Federal funds sold                                              239,248         367,929        531,216          583,762
                                                                  -------         -------        -------          -------
          Total interest income                                 7,538,320       5,746,521     15,295,032       10,226,532
                                                                =========       =========     ==========       ==========

INTEREST EXPENSE:
  Deposits                                                      3,756,127       2,893,003      7,701,825        4,996,496
  Repurchase agreements                                           349,675         212,142        741,334          383,701
  Borrowed funds                                                   92,477          96,983        188,634          196,458
                                                                   ------          ------        -------          -------

          Total interest expense                                4,198,279       3,202,128      8,631,793        5,576,655
                                                                ---------       ---------      ---------        ---------

NET INTEREST INCOME                                             3,340,041       2,544,393      6,663,239        4,649,877

PROVISION FOR LOAN LOSSES                                         384,029         339,328        623,413          709,456
                                                                  -------         -------        -------          -------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                    2,956,012       2,205,065      6,039,826        3,940,421
                                                                ---------       ---------      ---------        ---------

NONINTEREST INCOME:
  Service fees                                                    291,333         141,114        515,580          265,228
  Loss on sale of available for sale investment                      (12)         (2,725)           (12)          (8,950)
securities
  Other noninterest income                                        112,111          63,620        206,783           96,307
                                                                  -------          ------        -------           ------

                                                                  403,432         202,009        722,351          352,585
                                                                  -------         -------        -------          -------

NONINTEREST EXPENSES:
  Salaries and benefits                                         2,003,631       1,766,043      4,164,968        3,451,384
  Occupancy and equipment                                         426,887         377,699        863,372          731,375
  Data processing                                                 168,178         115,998        331,447          191,963
  Other                                                           658,274         531,499      1,203,886          978,915
                                                                  -------         -------      ---------          -------

                                                                3,256,970       2,791,239      6,563,673        5,353,637
                                                                ---------       ---------      ---------        ---------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
  FOR INCOME TAXES                                                102,474       (384,165)        198,504       (1,060,631)

PROVISION (BENEFIT) FOR INCOME TAXES                               39,495       (139,427)         74,965         (399,115)
                                                                   ------       --------          ------         --------

NET INCOME (LOSS)                                                 $62,979      $(244,738)       $123,539        $(661,516)
                                                                  =======      =========        ========        =========


INCOME (LOSS) PER COMMON SHARE:
  Basic                                                             $0.01         $(0.04)          $0.02           $(0.12)
                                                                    =====         ======           =====           ======
  Diluted                                                           $0.01         $(0.04)          $0.02           $(0.12)
                                                                    =====         ======           =====           ======

See notes to condensed financial statements.



                                                              Preferred Stock              Common Stock                Additional
                                                            -------------------------------------------------------    Paid-In
                                                                 Shares       Par Value       Shares      Par Value    Capital

BALANCE, JANUARY 1, 2000                                                                     5,853,756     $58,538     $46,383,936

Comprehensive loss:
  Net loss
  Unrealized gain on available for sale
     investment securities, net of tax of $411,821
      Comprehensive loss
  Issuance of common stock to Employee
    Stock Purchase Plan                                                                         75,995         760         366,393
  Purchase of treasury stock                               --------       --------            --------       --------     --------

BALANCE,  DECEMBER 31, 2000                                                                  5,929,751      59,298      46,750,329

Comprehensive income:
  Net Income
  Unrealized gain on available for sale
     investment securities, net of tax of
     $    125,184
      Comprehensive income
  Issuance of common stock to Employee
    Stock Purchase Plan                                                                         20,353         203          91,792
  Issuance of Series B Preferred Stock                           100,401    $6,827,268                                    (136,350)
  Purchase of treasury stock
                                                                 =======    ==========        =========    =======     ===========
BALANCE, JUNE 30, 2001                                           100,401    $6,827,268        5,950,104    $59,501     $46,705,711






                                                                                        Accumulated
                                                                                          Other
                                                                                       Comprehensive
                                                        Accumulated      Treasury       Income (loss)
                                                          Deficit          Stock         Net of Tax           Total

BALANCE, JANUARY 1, 2000                                ($5,680,069)     ($858,844)      ($668,706)      $ 39,234,855

Comprehensive loss:
  Net loss                                               (1,080,153)                                       (1,080,153)
  Unrealized gain on available for sale
     investment securities, net of tax of
      $    411,821                                                                         682,576            682,576
                                                                                                              -------
      Comprehensive loss                                                                                     (397,577)
  Issuance of common stock to Employee
    Stock Purchase Plan                                                                                       367,153
  Purchase of treasury stock                                              (647,992)                          (647,992)
                                                           --------       --------        --------           --------

BALANCE,  DECEMBER 31, 2000                              (6,760,222)    (1,506,836)         13,870         38,556,439

Comprehensive income:
  Net Income                                                123,539                                           123,539
  Unrealized gain on available for sale
     investment securities, net of tax of
     $    125,184                                                                          226,120            226,120
                                                                                                              -------
      Comprehensive income                                                                                    349,659
  Issuance of common stock to Employee
    Stock Purchase Plan                                                                                        91,995
  Issuance of Series B Preferred Stock                                                                      6,690,918
  Purchase of treasury stock                                                                                        -
                                                        ===========    ===========       =========       ============
BALANCE, JUNE 30, 2001                                  $(6,636,683)   $(1,506,836)      $ 239,990       $ 45,689,011

FLORIDA BANKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS  (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Six-Month Period Ended
                                                                                                             June 30,
                                                                                              --------------------------------------
OPERATING ACTIVITIES:                                                                                2001                     2000
                                                                                              --------------------------------------
  Net income (loss)                                                                           $    123,539             $   (661,516)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                                                372,441                  305,175
      Loss on disposition of furniture and equipment                                                 6,577
      Deferred income tax provision (benefit)                                                       74,965                 (399,115)
      Loss on sale of securities                                                                     8,950
      Amortization of premiums on investments, net                                                (113,285)                 (64,716)
      Provision for loan losses                                                                    623,413                  709,456
      Loss on derivative instruments                                                                 4,620
      Increase in accrued interest receivable                                                      (84,614)                (514,146)
      (Decrease) increase in accrued interest payable                                             (442,083)                 893,908
      (Increase) decrease in other assets                                                          (20,396)                  48,983
      Increase (decrease) in other liabilities                                                      30,424                  (72,709)
                                                                                                    ------                  -------
           Net cash provided by operating activities                                               575,601                  254,270
                                                                                                   -------                  -------
INVESTING ACTIVITIES:
  Proceeds from sales, paydowns and maturities
    of investment securities:
    Available for sale                                                                           6,314,181                6,182,146
    Held to maturity                                                                             2,579,079
  Purchases of investment securities:
    Available for sale                                                                          (7,950,301)             (11,118,249)
    Held to maturity                                                                            (3,361,015)              (3,069,472)
    Other investments                                                                             (136,700)                (166,850)
  Net increase in loans                                                                        (46,432,802)             (65,280,846)
  Purchases of premises and equipment                                                             (439,152)                (673,331)
                                                                                                  --------                 --------
           Net cash used in investing activities                                               (49,426,710)             (74,126,602)
                                                                                               -----------              -----------
FINANCING ACTIVITIES:
  Net increase in demand deposits,
    money market accounts and savings accounts                                                  19,661,131                6,164,966
  Net increase in time deposits                                                                 26,535,565               76,566,922
  Increase in repurchase agreements                                                             21,844,123                4,229,420
  Increase (decrease) in borrowed funds                                                             17,615                  (29,395)
  Purchase of treasury stock                                                                      (647,992)
  Proceeds from sale of Series B preferred stock                                                 6,690,918
                                                                                                 ---------                ---------
           Net cash provided by financing activities                                            74,749,352               86,283,921
                                                                                                ----------               ----------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                              25,898,243               12,411,589
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                           43,687,964               25,958,628
                                                                                                ----------               ----------
  End of period                                                                               $ 69,586,207             $ 38,370,217
                                                                                              ============             ============
SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:
    Cash paid for interest                                                                    $  9,073,876             $  4,772,436
NONCASH FINANCING ACTIVITIES:
Proceeds from demand deposits used to purchase shares of
     common stock under Employee Stock Purchase Plan                                          $     91,995             $    161,497

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED
JUNE 30, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

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

      The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements. These unaudited condensed financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders incorporated by reference into the Company's Form 10-K for the year ended December 31, 2000. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results of the interim periods have been made. Results of operations for the three and six-month periods ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

      The consolidated  financial statements include the accounts of the Company
      and  its   subsidiaries.   All  significant   intercompany   balances  and
      transactions have been eliminated in consolidation.

2.    EARNINGS PER COMMON SHARE

      The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per common share.

                                                                      Three-Month Period Ended           Six-Month Period Ended
                                                                             June 30,                          June 30,
                                                                  --------------------------------  --------------------------------
                                                                     2001               2000             2001             2000
                                                                  ---------------  ---------------  ---------------  ---------------
Weighted average number of common
  shares outstanding - Basic                                      5,709,004          5,644,137          5,700,233          5,681,919

Incremental shares from the assumed
  conversion of stock options                                         2,093                  -              3,329                  -
                                                                      -----              -----              -----              -----
Total - Diluted                                                   5,711,097          5,644,137          5,703,562          5,681,919
                                                                  =========          =========          =========          =========

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED
JUNE 30, 2001 AND 2000 (UNAUDITED)  (Continued)
--------------------------------------------------------------------------------

      The incremental shares from the assumed conversion of stock options for the three and six-month periods ended June 30, 2001 were determined using the treasury stock method, under which the assumed proceeds were equal to
      (1) the amount that the Company would receive upon exercise of the options plus (2) the amount of tax benefit that would be credited to additional paid-in capital assuming exercise of the options. The assumed proceeds are used to purchase outstanding common shares at the Company's average market value for the period.

      The exercise prices of stock options outstanding in the three and six-month periods ended June 30, 2000 was above the fair market value of the stock during that period, therefore the options are considered anti-dilutive for purposes of calculating the loss per share.

3.    DERIVATIVE INSTRUMENTS

      The Company adopted Statement of Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001. This statement requires all derivative instruments to be recorded on the balance sheet at fair value.

      The following  instruments  qualify as  derivatives as defined by SFAS No.
      133:

                                                              June 30, 2001
                                                  ------------------------------
                                                   Contract/Notional       Fair
                                                        Amount             Value

Interest rate swap agreements                        $5,000,000       $  287,212
Foreign Currency Swap Agreements                     $2,000,000       $  110,986

      Interest rate swap agreements consist of two separate agreements which qualify for the fair value method of hedge accounting under the "short-cut method" based on the guidelines established by SFAS No. 133. Additionally, the Company entered into a foreign currency swap agreement during the first quarter of 2001. This swap agreement does not qualify for hedge accounting under SFAS No. 133. Accordingly, all changes in the fair value of the foreign currency swap agreement will be reflected in the earnings of the Company. The Company recognized a gain of $1,778 during the first quarter of 2001, and a loss of $6,398 during the second quarter of 2001 as a result of changes in the fair value of the foreign currency agreement.

      On January 1, 2001, the Company recorded an increase in total assets of $794,221 with a corresponding increase in liabilities as a result of the adoption of SFAS No. 133. As the fair value hedge is assumed to be completely effective under the "short-cut method", hedging gains and losses netted to zero at January 1, 2001 and the adoption of SFAS No. 133 had no effect on the earnings of the Company.

4.    PREFERRED STOCK

      On June 29, 2001 the Company issued 100,401 shares of Series B Preferred stock for $68.00 per share in a private placement.

      Conversion Rights

      Each share of preferred stock is convertible into ten shares of the Company's common stock at a price of $6.80 per share (subject to adjustment for stock splits, stock dividends, etc.). The preferred stock will be automatically converted to common stock upon the following events:
      1) change in control; 2) if the average closing price of the Company's common stock for any 30 consecutive trading day period is at or above $8.00 per share; or 3) the consummation of an underwritten public offering at a price of $8.00 per share or greater of the Company's common stock.

      Dividends

      Compounding, cumulative, cash dividends accrue at seven percent annually and are payable quarterly in arrears.

      Liquidation Preference

      In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of Series B preferred stock at that time shall receive $68.00 per share plus an amount equal to accrued and unpaid dividends thereon through and including the date of distribution prior to any distribution to holders of common stock. The liquidation preference at June 30, 2001 was $6,828,577.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

The Company's net income for the second quarter of 2001 was $62,979, compared to a loss of ($245,000) for the three-month period ending June 30, 2000. Basic income per share for the second quarter of 2001 was $.01 compared to basic loss per share of ($.04) for the second quarter of 2000. The increase in net income can be primarily attributed to increased net interest income.

The increase in net interest income of $796,000 or 31.3%, to $3.3 million for the second quarter of 2001 compared to $2.5 million the second quarter in 2000, consists of an increase in interest income of $1.8 million, or 31.2%, and an increase in interest expense of $1.0 million, or 31.1%. The increase in interest income in the second quarter of 2001 is primarily attributable to an increase of $1.9 million in interest and fees on loans resulting from the growth in the loan portfolio. The increase in interest expense resulted primarily from an increase of $863,000 in interest on deposits attributable to the growth in deposits.

The provision for loan losses charged to operations increased $45,000 to $384,000 for the second quarter of 2001 from $339,000 in the second quarter of 2000. This increase reflects the growth of the overall loan portfolio.

Non-interest income increased 99.7% or $201,000 to $403,000 for the three months ended June 30, 2001 from $202,000 for the three months ended June 30, 2000. The increase in non-interest income primarily resulted from an increase in service fees of $150,000 to $291,000 at June 30, 2001 from $141,000 at June 30, 2000.
The increase in service fees resulted primarily from an increase in deposits.

Non-interest expense increased $466,000 or 16.7% to $3.3 million for the three-month period ended June 30, 2001 compared to $2.8 million for the three-month period ended June 30, 2000. The increase in non-interest expense resulted primarily from increases in salaries and benefits, data processing expenses, and other expenses. Salaries and benefits expenses increased $238,000 to $2.0 million for the second quarter of 2001 compared to $1.8 million for the second quarter of 2000. This increase is primarily the result of additional staff associated with the overall growth of the Company's business. Data processing expenses increased $52,000 or 45.0% to $168,000 for the three months ended June 30, 2001 as compared to $116,000 for the same period in 2000. This increase resulted primarily from the additional processing expenses associated with the increased volume of loans and deposit accounts. Other expenses increased $127,000, or 23.9% to $658,000 for the second quarter of 2001 compared to $531,000 for the second quarter of 2000. This increase is primarily attributed to the expenses associated with supporting operations related to the overall growth of the Company. Specific operational expenses which increased include postage and courier expenses, and accounting and legal expenses.

A provision for income taxes of $39,000 was recognized for the three-month period ended June 30, 2001 as compared to a benefit for income taxes of ($139,000) for the same period ended June 30, 2000. These provisions and benefits for income taxes represent an estimated effective annual tax rate of approximately 38%.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

The Company's net income for the first half of 2001 was $124,000, compared to a loss of ($662,000) for the six-month period ending June 30, 2000. Basic income per share for the first half of 2001 was $.02 compared to basic loss per share of ($.12) for the first half of 2000. The increase in net income can be primarily attributed to increased net interest income.

The increase in net interest income of $2.0 million or 43.3%, to $6.7 million for the first half of 2001 compared to $4.6 million the first half in 2000, consists of an increase in interest income of $5.0 million, or 49.6%, and an increase in interest expense of $3.0 million, or 54.8%. The increase in interest income in the first half of 2001 is primarily attributable to an increase of $5.0 million in interest and fees on loans resulting from the growth in the loan portfolio. The increase in interest expense for the first half of 2001 is primarily attributable to an increase of $2.7 million in interest on deposits resulting from the growth in deposits.

The provision for loan losses charged to operations decreased $86,000 to $623,000 for the first half of 2001 from $709,000 in the first half of 2000. This decrease reflects a slowing in the rate of growth of the overall loan portfolio.

Non-interest income increased 104.8% or $370,000 to $722,000 for the six months ended June 30, 2001 from $353,000 for the six months ended June 30, 2000. The increase in non-interest income primarily resulted from an increase in service fees of $250,000 to $516,000 at June 30, 2001 from $265,000 at June 30, 2000.
The increase in service fees resulted primarily from an increase in deposits. Other noninterest income increased $110,000 to $207,000 for the six months ended June 30, 2001 from $96,000 for the same period in 2000. This increase was primarily attributable to an increase in ACH/EFT (Automated Clearing House/Electronic Funds Transfer) activities.

Non-interest expense increased $1.2 million or 22.6% to $6.6 million for the six-month period ended June 30, 2001 compared to $5.4 million for the six-month period ended June 30, 2000. The increase in non-interest expense resulted primarily from increases in salaries and benefits, data processing, and other expenses. Salaries and benefits expenses increased $714,000 to $4.2 million for the first half of 2001 compared to $3.5 million for the first half of 2000. This increase is primarily the result of additional staff associated with the overall growth of the Company's business. Data processing expenses increased $139,000 or 72.7% to $331,000 for the six months ended June 30, 2001 as compared to $192,000 for the same period in 2000. This increase resulted primarily from the additional processing expenses associated with the increased volume of loans and deposit accounts. Other expenses increased $225,000, or 23.0% to $1.2 million for the first half of 2001 compared to $979,000 for the first half of 2000. This increase is primarily attributed to the expenses associated with supporting operations related to the overall growth of the Company. Specific operational expenses which increased included postage and courier expenses, travel, accounting and legal expenses and taxes and licenses.

A provision for income taxes of $75,000 was recognized for the six-month period ended June 30, 2001 as compared to a benefit for income taxes of ($399,000) for the same period ended June 30, 2000. These provisions and benefits for income taxes represent an estimated effective annual tax rate of approximately 38%.

FINANCIAL CONDITION

Total assets at June 30, 2001 were $447.8 million, an increase of $75.0 million or 20.1%, from $372.8 million at December 31, 2000. The increase in total assets primarily resulted from the investment of new deposit growth and other borrowed funds in loans and investment securities. Federal Funds sold increased $19.8 or 63.9% to $50.7 million at June 30, 2001 as compared to $31.0 million at December 31, 2000. These assets represent short-term reserves for future funding of loan growth. Investment securities increased $3.0 million or 8.25% to $39.8 million from $36.8 million at December 31, 2000. The increase in investment securities reflects investment of the proceeds of deposit and borrowings growth during the second half in excess of loan growth.

Total loans increased $46.3 million, or 16.2%, to $331.9 million at June 30, 2001, from $285.6 million at December 31, 2000. The increase in total loans was funded by increases in depository accounts. The allowance for loan losses increased $490,000 or 14.0% for the first half of 2001. The increase resulted from net charge-offs of loans of $133,000 plus additional provisions of $623,000, during the six-month period ended June 30, 2001. The allowance for loan losses as a percent of total loans was 1.21% at June 30, 2001 and 1.23% at December 31, 2000. Management believes that such allowance for loan losses is sufficient to cover estimated losses in the Bank's loan portfolio.

Deposits increased $46.4 million, or 15.2%, to $351.6 million at June 30, 2001 from $305.2 million at December 31, 2000. The increase in total deposits resulted from an increase of $3.1 million or 7.4% in non-interest deposits, an increase of $5.7 million or 46.8% in interest-bearing demand, an increase of $8.9 million or 19.3% in savings, an increase of $1.8 million or 64.6% in money market accounts, an increase of $26.4 million or 22.6% in time deposits $100,000 and over, and an increase of $390,000, or 0.5%, in other time deposits. Time deposits often fluctuate in response to interest rate changes and can vary rather significantly on a quarterly basis. The increase in time deposits resulted primarily from an increase in brokered deposits. Repurchase agreements sold increased $21.8 million, or 116.1%, to $40.7 million at June 30, 2001 from $18.8 million at December 31, 2000. This increase is primarily due to increased use of these instruments to help fund continued loan growth. Accrued interest payable decreased $442,000 or 20.0%, to $1.8 million at June 30, 2001 from $2.2 million at December 31, 2000. This decrease is due to a combination of factors, including a change in the mix of interest bearing liabilities, with more growth in categories which pay interest monthly or at other intervals prior to maturity, and a dramatic reduction in overall interest rates.

Shareholders' equity increased by $7.1 million to $45.7 million at June 30, 2001, from $38.6 million at December 31, 2000. This increase is primarily the result of the private placement of $6.8 million of Series B Preferred Stock during the second quarter, combined with an increase in other comprehensive income related to an unrealized gain in the Company's bond portfolio of $226,000, and net income for the first half of 2001 of $124,000.

Non-accrual loans increased $2.4 million to $3.9 million at June 30, 2001, compared to $1.5 million at December 31, 2000. The increase primarily resulted from loans outstanding to three customers being changed from accrual to non-accrual status during the first half of 2001. These loans were reclassified under the Bank's policy of transferring loans to non-accrual status when they become more than 90 days past due on either principal or interest. The Company believes the specific reserves placed against these loans are adequate, and payment is being sought from secondary sources, such as the sale of collateral.

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

Liquidity and Sources of Capital
--------------------------------

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2001 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $69.6 million, representing 15.5% of total assets. Investment securities amounted to $39.8 million, representing 8.9% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities are also a source of liquidity. For the six-month period ended June 30, 2001, total deposits increased from $305.2 million at December 31, 2000 to $351.6 million, or 15.2%. There can be no assurance that the Company will be able to maintain this level of growth. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

The Company's Board and executive officers are committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

The table below illustrates the Bank's regulatory capital ratios at June 30, 2001:


                                         June 30,                 Regulatory
Bank                                       2001                  Requirement
                                   ---------------------     -------------------

Tier 1 Capital                             9.86 %                   4.00 %

Total risk-based capital ratio            11.01 %                   8.00 %
                                          =====                     ====

Leverage ratio                             8.77 %                   4.00 %
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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-earning liabilities subject to repricing over a specified period and the amount of change in individual interest rates. In the current interest rate environment, the liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable performance levels. A decreasing rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing rate environment, earnings are positively impacted. This asset/liability mismatch in pricing is referred to as gap ratio and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap ratio of 1.00 means that assets and liabilities are perfectly matched as to repricing. Management has targeted gap ratio guidelines for a one year time horizon of between .80 and 1.20 for the Bank. At June 30, 2001, the Company had a cumulative gap ratio of approximately .78 for the one-year period ending June 30, 2002. While this is slightly outside the targeted range, the faster repricing of liabilities is desirable in the falling rate environment which financial markets have experienced so far in 2001. The Company is closely monitoring the situation, and it should be able to bring the one-year gap back into the targeted range in the near future. At June 30, 2001, the Company had a cumulative gap ratio of 1.36 for the three-month time period. The Company has not established specific gap ratio guidelines for the three-month time period. Given these gap ratios, over the next three-month period, rate-sensitive assets will reprice faster than rate-sensitive liabilities, and for the following nine-month period, rate sensitive liabilities will reprice faster than rate-sensitive assets.

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

     In addition to the gap analysis, management uses rate shock simulation to measure the rate sensitivity of its balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on the Company's net interest margin. The Company measures its interest rate risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a period of twelve months. The Company's most recent rate shock simulation analysis, performed as of June 30, 2001, indicates that a 200 basis point increase in rates would cause an increase in net interest income of $478,000 over the next twelve-month period. Conversely, a 200 basis point decrease in rates would cause a decrease in net interest income of $651,000 over a twelve-month period.

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

     At June 30, 2001, the Company was not engaged in trading activities.

     The Company enters into interest rate swap agreements to manage its exposure to changes in interest rates and to convert the fixed rate on certain brokered certificates of deposit to a floating rate in order to more closely match interest rate sensitivity between selected assets and liabilities. The Company does not use derivative financial instruments for speculative purposes. As is customary for these types of instruments, the Company does not require collateral or other security from other parties to these instruments. By their nature all such instruments involve risk, including the credit risk of nonperformance by counterparties. However, at June 30, 2001, in management's opinion there was no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.

Part II. Other Information

Item 1.  Legal Proceedings

         No disclosure required.

Item 2.  Changes in Securities

         No disclosure required.

Item 3.  Defaults Upon Senior Securities

         No disclosure required.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of the Company's shareholders, three items were submitted to a vote of the common shareholders:
(a) Bruce J. Culpepper, Charles E. Hughes, Jr., W. Andrew Krusen, Jr. and David McIntosh were re-elected as directors of the Company, to succeed themselves for a term of three years, expiring at the annual meeting of shareholders in 2004. Each of the directors received a minimum of 5,087,142 votes to re-elect, or 98% of the shares voted at the meeting.
(b)      The  Company's  Amended and Restated  Incentive  Compensation  Plan was
         approved by the shareholders, with 4,739,384 shares, or 93% of the shares voted at the meeting, voting in favor of the Plan, 349,880 shares voting against and 26,760 shares abstaining.

(c) The shareholders ratified the Audit Committee's engagement of Deloitte & Touche, LLP as the Company's independent auditors, with 5,108,614, or 99% of the shares voted at the meeting voting for approval, 3,160 shares voting against and 4,250 shares abstaining.

Item 5.  Other Information

         No disclosure required.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.  No Exhibits were required to be filed with this Report.

(b) Reports on Form 8-K. No report on Form 8-K was filed by the Company for the three months ended June 30, 2001.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Florida Banks, Inc.


Date:  August 10, 2001           By: _________________________________
                                 Charles E. Hughes, Jr.
                                 President and Chief Executive Officer


Date:  August 10, 2001           By: ___________________
                                 T. Edwin Stinson, Jr.
                                 Chief Financial Officer