Form 10-Q
period 2001-09-30
FLORIDA BANKS INC
filed 2001-11-09
CIK 1058802

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                          Outstanding
COMMON STOCK, $.01 PAR VALUE                   OUTSTANDING AT SEPTEMBER 28, 2001
PER SHARE                                      5,697,660


Item 1. Financial Statements
FLORIDA BANKS, INC.

CONDENSED BALANCE SHEETS  (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   September 30,        December 31,
                                                                                                       2001                 2000

ASSETS
CASH AND DUE FROM BANKS                                                                           $  12,761,384       $  12,730,964
FEDERAL FUNDS SOLD AND REPURCHASE AGREEMENTS PURCHASED                                               54,607,000          30,957,000
                                                                                                     ----------          ----------

           Total cash and cash equivalents                                                           67,368,384          43,687,964

INVESTMENT SECURITIES:
  Available for sale, at fair value (cost $29,920,193  and $32,039,307
    at September 30, 2001 and December 31, 2000)                                                     30,624,447          32,061,545
  Held to maturity, at cost (fair value $3,486,603 and $3,486,595
    at September 30, 2001 and December 31, 2000)                                                      3,419,892           3,428,558
  Other investments                                                                                   1,621,900           1,266,000
                                                                                                     ----------          ----------
           Total Investment Securities                                                               35,666,239          36,756,103

LOANS:
  Commercial real estate                                                                            189,558,513         158,653,667
  Commercial                                                                                        130,025,736         102,391,117
  Residential mortgage                                                                               19,003,982           9,795,665
  Consumer                                                                                           19,786,824          13,036,447
  Credit card and other loans                                                                         2,273,443           1,747,145
                                                                                                     ----------          ----------
           Total loans                                                                              360,648,498         285,624,041
  Allowance for loan losses                                                                          (4,236,263)         (3,510,677)
  Net deferred loan fees                                                                               (188,186)            (98,421)
                                                                                                     ----------          ----------
           Net loans                                                                                356,224,049         282,014,943

PREMISES AND EQUIPMENT, NET                                                                           3,302,400           3,300,170

ACCRUED INTEREST RECEIVABLE                                                                           2,017,164           1,897,303

DEFERRED INCOME TAXES, NET                                                                            4,139,616           4,605,153

DERIVATIVE INSTRUMENTS                                                                                  168,252

OTHER ASSETS                                                                                            480,112             535,408
                                                                                                     ----------          ----------
TOTAL ASSETS                                                                                      $ 469,366,216       $ 372,797,044
                                                                                                  =============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing demand                                                                      $  47,686,512       $  41,965,131

  Interest-bearing demand                                                                            15,129,510          12,259,897
  Regular savings                                                                                    62,540,068          46,121,007
  Money market accounts                                                                               5,452,268           2,795,661
  Time $100,000 and over                                                                            160,075,412         116,824,179
  Other time                                                                                         85,066,958          85,273,577
                                                                                                     ----------          ----------
          Total deposits                                                                            375,950,728         305,239,452

REPURCHASE AGREEMENTS SOLD                                                                           33,823,205          18,812,378

OTHER BORROWED FUNDS                                                                                  9,706,337           7,223,402

ACCRUED INTEREST PAYABLE                                                                              2,459,999           2,206,379

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                                 1,297,277             758,994
                                                                                                     ----------          ----------
          Total liabilities                                                                         423,237,546         334,240,605
                                                                                                     ----------          ----------

SHAREHOLDERS' EQUITY:
   Series B Preferred Stock, $68.00 par value, 1,000,000 shares authorized, 102,283                   6,955,244
     and 0 shares issued and outstanding, respectively
  Common stock, $.01 par value; 30,000,000 shares authorized;                                            59,799              59,298
    5,979,860 and 5,929,751 shares issued, respectively
  Additional paid-in capital                                                                         46,839,341          46,750,329
  Accumulated deficit (deficit of $8,434,037
     eliminated upon quasi-reorganization on December 31, 1995)                                      (6,416,710)         (6,760,222)
  Treasury stock, 282,200 and 241,100 shares, respectively,  at cost                                 (1,748,247)         (1,506,836)
  Accumulated other comprehensive income, net of tax                                                    439,243              13,870
                                                                                                     ----------          ----------
          Total shareholders' equity                                                                 46,128,670          38,556,439
                                                                                                     ----------          ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                        $ 469,366,216       $ 372,797,044
                                                                                                  =============       =============
      See notes to condensed financial statements.



FLORIDA BANKS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                       Three-Month Period Ended             Nine-Month Period Ended
                                                                            September 30,                        September 30,
                                                                      ------------------------------ -------------------------------

                                                                         2001             2000             2001             2000
                                                                      ----------       ----------       ----------       ----------

INTEREST INCOME:
  Loans, including fees                                             $  7,022,541     $  5,350,755     $ 20,432,642     $ 13,804,320
  Investment securities                                                  696,435          682,268        2,050,150        1,961,162
  Federal funds sold                                                     303,339          317,730          834,555          901,492
                                                                         -------          -------          -------          -------
          Total interest income                                        8,022,315        6,350,753       23,317,347       16,666,974
                                                                       ---------        ---------       ----------       ----------
INTEREST EXPENSE:
  Deposits                                                             3,711,474        3,510,830       11,413,299        8,597,015
  Repurchase agreements                                                  272,910          225,121        1,014,244          608,822
  Borrowed funds                                                          87,942          112,983          276,576          309,441
                                                                          ------          -------          -------          -------
          Total interest expense                                       4,072,326        3,848,934       12,704,119        9,515,278
                                                                       ---------        ---------       ----------        ---------

NET INTEREST INCOME                                                    3,949,989        2,501,819       10,613,228        7,151,696

PROVISION FOR LOAN LOSSES                                                820,257          876,846        1,443,670        1,586,302
                                                                         -------          -------        ---------        ---------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                           3,129,732        1,624,973        9,169,558        5,565,394
                                                                       ---------        ---------        ---------        ---------
NONINTEREST INCOME:
  Service fees                                                           336,020          122,190          851,600          459,782
  Gain (loss) on sale of available for sale investment                    73,988            4,747           73,976           (4,203)
securities
  Other noninterest income                                               180,999          124,787          387,782          148,730
                                                                         -------          -------          -------          -------
                                                                         591,007          251,724        1,313,358          604,309
                                                                         -------          -------        ---------          -------
NONINTEREST EXPENSES:
  Salaries and benefits                                                2,154,002        1,641,529        6,318,970        5,092,913
  Occupancy and equipment                                                460,054          398,964        1,323,426        1,130,339
  Data processing                                                        179,484          130,280          510,931          322,243
  Other                                                                  573,296          467,840        1,777,182        1,446,755
                                                                         -------          -------        ---------        ---------
                                                                       3,366,836        2,638,613        9,930,509        7,992,250
                                                                       ---------        ---------        ---------        ---------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
  FOR INCOME TAXES                                                       353,903         (791,916)         552,407       (1,822,547)

PROVISION (BENEFIT) FOR INCOME TAXES                                     133,930         (286,709)         208,895         (685,824)
                                                                         -------         --------          -------         --------

NET INCOME (LOSS)                                                        219,973         (475,207)         343,512       (1,136,723)

PREFERRED STOCK DIVIDENDS                                               (127,373)                         (127,373)
                                                                        --------         --------         --------       ----------
NET INCOME (LOSS) AVAILABLE TO COMMON SHARES                        $     92,600     $   (475,207)    $    216,139     $ (1,136,723)
                                                                    ============     ============     ============     ============


EARNINGS (LOSS) PER COMMON SHARE:
  Basic                                                             $       0.02     $      (0.08)    $       0.04     $      (0.20)
                                                                    ============     ============     ============     ============
  Diluted                                                           $       0.02     $      (0.08)    $       0.04     $      (0.20)
                                                                    ============     ============     ============     ============
See notes to condensed financial statements.



FLORIDA BANKS, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY  (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------




                                                                Preferred Stock            Common Stock                 Additional
                                                                -------------------------------------------------         Paid-In
                                                                Shares     Par Value       Shares       Par Value         Capital

BALANCE, JANUARY 1, 2000                                                                   5,853,756    $    58,538    $ 46,383,936
Comprehensive loss:
  Net loss
  Unrealized gain on available for sale
     investment securities, net of tax of $411,821
      Comprehensive loss
  Issuance of common stock to Employee
    Stock Purchase Plan                                                                       75,995            760         366,393
  Purchase of treasury stock
                                                                -------    -----------     ---------    -----------    ------------
BALANCE,  DECEMBER 31, 2000                                                                5,929,751         59,298      46,750,329
Comprehensive income:
  Net Income
  Unrealized gain on available for sale
     investment securities, net of tax of $125,184
      Comprehensive income
  Issuance of common stock to Employee
    Stock Purchase Plan                                                                       50,109            501         226,587
  Issuance of Series B Preferred Stock                          102,283    $ 6,955,244                                     (137,575)
  Purchase of treasury stock
                                                                -------    -----------     ---------    -----------    ------------
BALANCE, SEPTEMBER 30, 2001                                     102,283    $ 6,955,244     5,979,860       $ 59,799    $ 46,839,341
                                                                =======    ===========     =========    ===========    ============






                                                                                              Accumulated
                                                                                                 Other
                                                                                              Comprehensive
                                                            Accumulated        Treasury       Income (loss)
                                                              Deficit           Stock          Net of Tax          Total

BALANCE, JANUARY 1, 2000                                   $ (5,680,069)    $ (858,844)        $ (668,706)     $ 39,234,855
Comprehensive loss:
  Net loss                                                   (1,080,153)                                         (1,080,153)
  Unrealized gain on available for sale
     investment securities, net of tax of $411,821                                                682,576           682,576
                                                                                                               ------------
      Comprehensive loss                                                                                           (397,577)
  Issuance of common stock to Employee
    Stock Purchase Plan                                                                                             367,153
  Purchase of treasury stock                                                  (647,992)                            (647,992)
                                                           ------------    -----------         ----------      ------------
BALANCE,  DECEMBER 31, 2000                                  (6,760,222)    (1,506,836)            13,870        38,556,439
Comprehensive income:
  Net Income                                                    343,512                                             343,512
  Unrealized gain on available for sale
     investment securities, net of tax of $125,184                                                425,373           425,373
      Comprehensive income                                                                                          768,885
  Issuance of common stock to Employee
    Stock Purchase Plan                                                                                             227,088
  Issuance of Series B Preferred Stock                                                                            6,817,669
  Purchase of treasury stock                                                  (241,411)                            (241,411)
                                                           ------------    -----------         ----------      ------------
BALANCE, SEPTEMBER 30, 2001                                $ (6,416,710)  $ (1,748,247)         $ 439,243      $ 46,128,670
                                                           ============   ============          =========      ============

        See notes to condensed financial statements.




FLORIDA BANKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS  (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Nine-Month Period Ended
                                                                                                                September 30,
                                                                                                  ----------------------------------
                                                                                                          2001              2000
                                                                                                  ----------------------------------

OPERATING ACTIVITIES:
  Net income (loss)                                                                                 $     343,512     $  (1,136,723)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                                       569,660           486,608
      Loss on disposition of furniture and equipment                                                       14,518
      Deferred income tax provision (benefit)                                                             208,894          (685,824)
      Loss (gain) on sale of securities                                                                   (73,976)            4,203
      Amortization of premiums on investments, net                                                       (227,180)         (127,640)
      Provision for loan losses                                                                         1,443,670         1,586,302
      Loss on derivative instruments                                                                      (31,654)
      Increase in accrued interest receivable                                                            (119,861)         (603,091)
      (Decrease) increase in accrued interest payable                                                     253,620         1,104,557
      (Increase) decrease in other assets                                                                  55,296          (421,815)
      Increase (decrease) in other liabilities                                                            538,283           (77,206)
                                                                                                    -------------     --------------
           Net cash provided by operating activities                                                    2,974,782           129,371
                                                                                                    -------------     --------------

INVESTING ACTIVITIES:
  Proceeds from sales, paydowns and maturities of investment securities:
    Available for sale                                                                                 12,196,782         9,146,407
    Held to maturity                                                                                    3,579,079         1,044,918
  Purchases of investment securities:
    Available for sale                                                                                 (9,985,910)      (14,247,574)
    Held to maturity                                                                                   (3,361,015)       (4,100,767)
    Other investments                                                                                    (355,900)         (280,350)
  Net increase in loans                                                                               (75,685,755)     (104,201,421)
  Purchases of premises and equipment                                                                    (586,408)       (1,058,547)
                                                                                                    -------------     --------------
           Net cash used in investing activities                                                      (74,199,127)     (113,697,334)
                                                                                                    -------------     --------------

FINANCING ACTIVITIES:
  Net increase in demand deposits, money market accounts and savings accounts                          27,893,750        12,536,615
  Net increase in time deposits                                                                        42,940,995        96,287,553
  Increase in repurchase agreements                                                                    15,010,827         4,665,667
  Increase (decrease) in borrowed funds                                                                 2,482,935           (19,067)
  Purchase of treasury stock                                                                             (241,411)         (647,992)
  Exercise of stock options                                                                               367,153
  Proceeds from sale of Series B preferred stock                                                        6,817,669
                                                                                                    -------------     --------------
           Net cash provided by financing activities                                                   94,904,765       113,189,929
                                                                                                    -------------     --------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  23,680,420          (378,034)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                                  43,687,964        25,958,628
                                                                                                    -------------     --------------

  End of period                                                                                     $  67,368,384     $  25,580,594
                                                                                                    =============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                                                          $  12,450,499     $   4,772,436
                                                                                                    =============     =============
NONCASH FINANCING ACTIVITIES:
Proceeds from demand deposits used to purchase shares of
     common stock under Employee Stock Purchase Plan                                                $     227,088     $     161,497
                                                                                                    =============     =============

See notes to condensed financial statements.


FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------


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

     The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements. These unaudited condensed financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders incorporated by reference into the Company's Form 10-K for the year ended December 31, 2000. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results of the interim periods have been made. Results of operations for the three and nine-month periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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



                                                                     Three-Month Period Ended           Nine-Month Period Ended
                                                                           September 30,                     September 30,
                                                                  --------------------------------  --------------------------------
                                                                       2001             2000             2001             2000
                                                                  ---------------  ---------------  ---------------  ---------------

Weighted average number of common
  shares outstanding - Basic                                        5,726,851         5,672,684        5,709,203         5,678,818

Incremental shares from the assumed
  conversion of stock options                                           1,514                 -            2,531                 -
                                                                    ---------         ---------        ---------         ---------
Total - Diluted                                                     5,728,365         5,672,684        5,711,734         5,678,818
                                                                    =========         =========        =========         =========


FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)  (Continued)
--------------------------------------------------------------------------------


     The incremental shares from the assumed conversion of stock options for the three and nine-month periods ended September 30, 2001 were determined using the treasury stock method, under which the assumed proceeds were equal to
     (1) the amount that the Company would receive upon exercise of the options plus (2) the amount of tax benefit that would be credited to additional paid-in capital assuming exercise of the options. The assumed proceeds are used to purchase outstanding common shares at the Company's average market value for the period.

     The exercise prices of stock options outstanding in the three and nine-month periods ended September 30, 2000 was above the fair market value of the stock during that period, therefore the options are considered anti-dilutive for purposes of calculating the loss per share.

3.   DERIVATIVE INSTRUMENTS

     The Company adopted Statement of Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001. This statement requires all derivative instruments to be recorded on the balance sheet at fair value.

     The following  instruments  qualify as derivatives  as  defined by SFAS No.
     133:

                                                         September 30, 2001
                                                 -------------------------------
                                                  Contract/Notional       Fair
                                                       Amount             Value

     Interest rate swap agreements                 $13,620,351       $   144,975
     Foreign currency swap agreements              $ 2,000,000       $    23,277


     Interest rate swap agreements consist of two separate agreements which qualify for the fair value method of hedge accounting under the "short-cut method" based on the guidelines established by SFAS No. 133, and several loan participation agreements accounted for as derivatives which do not qualify for hedge accounting. The Company recognized a gain of $41,356 during the three-month period ended September 30, 2001 as a result of changes in the fair value of those loan participation agreements. Additionally, the Company entered into a foreign currency swap agreement during the first quarter of 2001. This swap agreement does not qualify for hedge accounting under SFAS No. 133. Accordingly, all changes in the fair value of the foreign currency swap agreement will be reflected in the earnings of the Company. The Company recognized a loss of $5,082 during the three-month period ended September 30, 2001, and a loss of $9,702 for the nine-month period ended September 30, 2001 as a result of changes in the fair value of the foreign currency agreement.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)  (Continued)
--------------------------------------------------------------------------------


4.   PREFERRED STOCK

     On June 29, 2001 the Company issued 100,401 shares of Series B Preferred stock. On July 24, 2001, the Company issued an additional 1,882 shares of Series B Preferred Stock. All Series B Preferred shares were issued for $68.00 per share through a private placement.

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

     Dividends

     Cumulative cash dividends accrue at seven percent annually and are payable quarterly in arrears.

     Liquidation Preference

     In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of Series B preferred stock at that time shall receive $68.00 per share plus an amount equal to accrued and unpaid dividends thereon through and including the date of distribution prior to any distribution to holders of common stock. The liquidation preference at September 30, 2001 was $7,082,617.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

     In July of 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No, 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 establishes accounting and reporting standards for business combinations. This Statement eliminates the use of the pooling-of-interests method of accounting for business combinations, requiring future business combinations to be accounted for using the purchase method of accounting. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. It does not appear the Statement will have a material impact on the Company's financial position or results of operations.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE - MONTH PERIODS ENDED
SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)  (Continued)
--------------------------------------------------------------------------------



     SFAS 142 establishes accounting and reporting standards for goodwill and other intangible assets. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. As the Company does not currently have recorded goodwill, it does not appear the Statement will have a material impact on the Company's financial position or results of operations.


6.   SUBSEQUENT EVENT

     On November 6, 2001, a company and its owners filed a suit in the Circuit Court of Hillsborough County against the Company and two of its officers. The plaintiffs are seeking damages, fees and expenses purported to have been caused by the failure to consummate the Company's proposed acquisition of their business.

     Management believes that the suit is without merit and the Company intends to vigorously defend itself in this action. The Company has notified its insurance carrier and management believes that the suit will be covered by such insurance, net of a small deductible. Management believes that the ultimate outcome of this suit will not have a material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

The Company's net income for the third quarter of 2001 was $220,000 before preferred stock dividends and $93,000 available to common shares, compared to a loss of ($475,000) for the three-month period ending September 30, 2000. The Company had no outstanding preferred shares at September 30, 2000 and no preferred dividends accrued or payable at that date. Basic earnings per common share for the third quarter of 2001 was $0.02 compared to basic loss per common share of ($.08) for the third quarter of 2000. The increase in net income can be primarily attributed to increased net interest income.

The increase in net interest income of $1.4 million or 57.9%, to $3.9 million for the third quarter of 2001 compared to $2.5 million for the third quarter in 2000, consists of an increase in interest income of $1.7 million, or 26.3%, and an increase in interest expense of $223,000, or 5.8%. The increase in interest income in the third quarter of 2001 is primarily attributable to an increase of $1.7 million in interest and fees on loans resulting from growth in the loan portfolio. The increase in interest expense resulted primarily from an increase of $201,000 in interest on deposits attributable to growth in deposits.

The provision for loan losses charged to operations decreased $57,000 to $820,000 for the third quarter of 2001 from $877,000 in the third quarter of 2000. This decrease in provision reflects a decrease in net nonperforming assets to $2,317,685 at September 30, 2001 from $3,341,839 at September 30, 2000. Net nonperforming assets are defined as nonaccrual loans plus loans 90 days or more past due and still accruing, plus other real estate owned, less applicable government loan guarantees.

Non-interest income increased 134.8% or $339,000 to $591,000 for the three months ended September 30, 2001 from $252,000 for the three months ended September 30, 2000. The increase in non-interest income primarily resulted from an increase in service fees of $214,000 to $336,000 at September 30, 2001 from $122,000 at September 30, 2000. The increase in service fees resulted primarily from an increase in deposits.

Non-interest expense increased $728,000 or 27.6% to $3.4 million for the three-month period ended September 30, 2001 compared to $2.6 million for the three-month period ended September 30, 2000. The increase in non-interest expense resulted primarily from increases in salaries and benefits, data processing expenses, and other expenses. Salaries and benefits expenses increased $512,000 to $2.2 million for the third quarter of 2001 compared to $1.6 million for the third quarter of 2000. This increase is primarily the result of additional staff associated with the overall growth of the Company's business. Data processing expenses increased $49,000 or 37.8% to $179,000 for the three months ended September 30, 2001 as compared to $130,000 for the same period in 2000. This increase resulted primarily from the additional processing expenses associated with the increased volume of loans and deposit accounts. All other expenses increased $167,000, or 19.2% to $1.0 million for the third quarter of 2001 compared to $867,000 for the third quarter of 2000. This increase is primarily attributed to the expenses associated with supporting operations related to the overall growth of the Company.

A provision for income taxes of $134,000 was recognized for the three-month period ended September 30, 2001 as compared to a benefit for income taxes of ($287,000) for the three-month period ended September 30, 2000. These provisions and benefits for income taxes represent an estimated effective annual tax rate of approximately 38%.


Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

The Company's net income before preferred stock dividends for the first nine months of 2001 was $344,000, and net income available to common shares was $216,000, compared to a loss of ($1.1 million) for the same period in 2000. The Company had no outstanding preferred shares at September 30, 2000 and no preferred dividends accrued or payable at that date. Basic earnings per common share for the first nine months of 2001 was $0.04 compared to basic loss per common share of ($.20) for the first nine months of 2000. The increase in net income can be primarily attributed to increased net interest income.

The increase in net interest income of $3.5 million or 48.4%, to $10.6 million for the first nine months of 2001 compared to $7.2 million the first nine months in 2000, consists of an increase in interest income of $6.7 million, or 39.9%, and an increase in interest expense of $3.2 million, or 33.5%. The increase in interest income in the first nine months of 2001 is primarily attributable to an increase of $6.6 million in interest and fees on loans resulting from the growth in the loan portfolio. The increase in interest expense for the first nine months of 2001 is primarily attributable to an increase of $2.8 million in interest on deposits resulting from the growth in deposits.

The provision for loan losses charged to operations decreased $143,000 to $1.4 million for the first nine months of 2001 from $1.6 million in the first nine months of 2000. This decrease in provision reflects a decrease in net nonperforming assets to $2,317,685 at September 30, 2001 from $3,341,839 at September 30, 2000. Net nonperforming assets are defined as nonaccrual loans plus loans 90 days or more past due and still accruing, plus other real estate owned, less applicable government loan guarantees.

Non-interest income increased 117.3% or $709,000 to $1.3 million for the nine months ended September 30, 2001 from $604,000 for the nine months ended September 30, 2000. The increase in non-interest income primarily resulted from an increase in service fees of $392,000 to $852,000 at September 30, 2001 from $460,000 at September 30, 2000. The increase in service fees resulted primarily from an increase in deposits. Other noninterest income increased $239,000 to $388.000 for the nine months ended September 30, 2001 from $149,000 for the same period in 2000. This increase was primarily attributable to an increase in ACH/EFT (Automated Clearing House/Electronic Funds Transfer) activities.

Non-interest expense increased $1.9 million or 24.3% to $9.9 million for the nine-month period ended September 30, 2001 compared to $8.0 million for the nine-month period ended September 30, 2000. The increase in non-interest expense resulted primarily from increases in salaries and benefits, data processing, and other expenses. Salaries and benefits expenses increased $1.2 million to $6.3 million for the first nine months of 2001 compared to $5.1 million for the first nine months of 2000. This increase is primarily the result of additional staff associated with the overall growth of the Company's business. Data processing expenses increased $189,000 or 58.6% to $511,000 for the nine months ended September 30, 2001 as compared to $322,000 for the same period in 2000. This increase resulted primarily from the additional processing expenses associated with the increased volume of loans and deposit accounts. All other expenses increased $524,000, or 20.3% to $3.1 million for the first nine months of 2001 compared to $2.6 million for the first nine months of 2000. This increase is primarily attributed to the expenses associated with supporting operations related to the overall growth of the Company.

A provision for income taxes of $209,000 was recognized for the nine-month period ended September 30, 2001 as compared to a benefit for income taxes of ($686,000) for the same period ended September 30, 2000. These provisions and benefits for income taxes represent an estimated effective annual tax rate of approximately 38%.

FINANCIAL CONDITION

Total assets at September 30, 2001 were $469.4 million, an increase of $96.6 million or 25.9%, from $372.8 million at December 31, 2000. The increase in total assets primarily resulted from the investment of new deposit growth and other borrowed funds in loans and federal funds sold. Federal funds sold increased $23.7 million or 76.4% to $54.6 million at September 30, 2001 as compared to $31.0 million at December 31, 2000. These assets represent short-term reserves for future funding of loan growth. Investment securities decreased $1.1 million or 3.0% to $35.7 million at September 30, 2001 from $36.8 million at December 31, 2000. The decrease in investment securities reflects sales and maturities of investment securities in excess of purchases of investment securities during the first nine months of 2001.

Total loans increased $75.0 million, or 26.3%, to $360.6 million at September 30, 2001, from $285.6 million at December 31, 2000. The increase in total loans was funded by increases in depository accounts, repurchase agreements sold and other borrowings. The allowance for loan losses increased $726,000 or 20.7% for the first nine months of 2001. The increase resulted from net charge-offs of loans of $718,000 plus additional provisions of $1.4 million, during the nine-month period ended September 30, 2001. The allowance for loan losses as a percent of total loans was 1.18% at September 30, 2001 and 1.23% at December 31, 2000. Management believes that such allowance for loan losses is sufficient to cover estimated losses in the Bank's loan portfolio.

Deposits increased $70.7 million, or 23.2%, to $375.9 million at September 30, 2001 from $305.2 million at December 31, 2000. The increase in total deposits resulted from an increase of $5.7 million or 13.6% in non-interest deposits, an increase of $2.9 million or 23.4% in interest-bearing demand, an increase of $16.4 million or 35.6% in savings, an increase of $2.7 million or 95.0% in money market accounts, an increase of $43.3 million or 37.0% in time deposits $100,000 and over, partially offset by a decrease of $207,000, or 0.2%, in other time deposits. Time deposits often fluctuate in response to interest rate changes and can vary rather significantly on a quarterly basis. The increase in time deposits resulted primarily from an increase in brokered deposits. Growth in other deposit categories are primarily attributable to continued expansion of the Company's customer base as a result of ongoing marketing activities, and the conversion of the Marion County (Ocala) office to a full-service office during the second quarter of 2001.

Repurchase agreements sold increased $15.0 million, or 79.8%, to $33.8 million at September 30, 2001 from $18.8 million at December 31, 2000. Other borrowed funds increased $2.5 million, or 34.4% to $9.7 million at September 30, 2001 from $7.2 million at December 31, 2000. The increases in repurchase agreements sold and other borrowed funds are primarily due to increased use of these instruments to help fund continued loan growth. Accrued interest payable increased $254,000 or 11.5%, to $2.5 million at September 30, 2001 from $2.2 million at December 31, 2000. This increase is due primarily to an increase in the level of interest-bearing liabilities at September 30, 2001 from December 31, 2000, partially offset by a reduction in overall interest rates.

Shareholders' equity increased by $7.6 million to $46.1 million at September 30, 2001, from $38.6 million at December 31, 2000. This increase is primarily the result of the private placement of $6.8 million of Series B Preferred Stock during the second quarter, combined with an increase in other comprehensive income related to an unrealized gain in the Company's bond portfolio of $425,000, and net income for the first nine months of 2001 of $344,000.

Non-accrual loans increased $1.4 million to $2.9 million at September 30, 2001, compared to $1.5 million at December 31, 2000. The increase primarily resulted from loans outstanding to one customer being changed from accrual to non-accrual status during the first half of 2001. These loans were reclassified under the Bank's policy of transferring loans to non-accrual status when they become more than 90 days past due on either principal or interest. The Company believes the specific reserves placed against these loans are adequate, and payment is being sought from secondary sources, such as the sale of collateral.

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

Liquidity and Sources of Capital
--------------------------------

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2001 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $67.4 million, representing 14.4% of total assets. Investment securities amounted to $35.7 million, representing 7.6% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities are also a source of liquidity. For the nine-month period ended September 30, 2001, total deposits increased from $305.2 million at December 31, 2000 to $376.0 million, or 23.2%. There can be no assurance that the Company will be able to maintain this level of growth. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

The Company's Board and executive officers are committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

The table below illustrates the Bank's regulatory capital ratios at September 30, 2001:



                                                                 September 30,               Regulatory
Bank                                                                  2001                   Requirement
----                                                          ---------------------     ----------------------

          Tier 1 Capital                                            9.74 %                      4.00 %
               =                                                    ====                        ====

          Total risk-based capital ratio                           10.86 %                      8.00 %
                                                                   =====                        ====

          Leverage ratio                                            8.55 %                      4.00 %
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


Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-earning liabilities subject to repricing over a specified period and the amount of change in individual interest rates. In the current interest rate environment, the liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable performance levels. A decreasing rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing rate environment, earnings are positively impacted. This asset/liability mismatch in pricing is referred to as gap ratio and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap ratio of 1.00 means that assets and liabilities are perfectly matched as to repricing. Management has targeted gap ratio guidelines for a one-year time horizon of between .80 and 1.20 for the Bank. At September 30, 2001, the Bank had a cumulative gap ratio of approximately .84 for the one-year period ending September 30, 2002. At September 30, 2001, the Company had a cumulative gap ratio of 1.52 for the three-month time period. Given these gap ratios, over the next three-month period, rate-sensitive assets will reprice faster than rate-sensitive liabilities, and for the following nine-month period, rate sensitive liabilities will reprice faster than rate-sensitive assets.

     Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities which are not reflected in the interest sensitivity analysis. Prepayments may have significant effects on the Company's net interest margin. Because of these factors, in a static test interest sensitivity gap reports may not provide a complete assessment of the Company's exposure to changes in interest rates. Accordingly, management also utilizes computerized interest rate simulation analysis to determine the Company's interest rate sensitivity. The Company is in a liability sensitive gap position for the first year, then moves into a matched position through the five year period. Overall, due to the factors cited, current simulation results indicate a relatively low sensitivity to parallel shifts in interest rates. A liability sensitive company will generally benefit from a falling interest rate environment as the cost of interest-bearing liabilities falls faster than the yields on interest-bearing assets, thus creating a widening of the net interest margin. Conversely, an asset sensitive company will benefit from a rising interest rate environment as the yields on earning assets rise faster than the costs of interest-bearing liabilities. Management also evaluates economic conditions, the pattern of market interest rates and competition to determine the appropriate mix and repricing characteristics of assets and liabilities required to produce a targeted net interest margin.

     In addition to the gap analysis, management uses rate shock simulation to measure the rate sensitivity of its balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on the Company's net interest margin. The Company measures its interest rate risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a period of twelve months. The Company's most recent rate shock simulation analysis, performed as of September 30, 2001, indicates that a 200 basis point increase in rates would cause an increase in net interest income of $679,000 over the next twelve-month period. Conversely, a 200 basis point decrease in rates would cause a decrease in net interest income of $879,000 over a twelve-month period. While the gap analysis indicates the Bank is liability sensitive over the next twelve-month period, a decrease in interest rates is projected to have a negative impact on net interest income. This is because a movement in interest rates on assets, primarily loans tied to the prime rate, does not necessarily result in an equivalent movement in rates paid on deposits and borrowings. Also, certain liabilities, primarily certificates of deposit, reprice only at maturity. Because certain liabilities reprice only at maturity, a decrease in interest rates does not produce any reduction in interest expense related to those liabilities until they mature.

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

     At September 30, 2001, the Company was not engaged in trading activities.

     The Company enters into interest rate swap agreements to manage its exposure to changes in interest rates and to convert the fixed rate on certain brokered certificates of deposit to a floating rate in order to more closely match interest rate sensitivity between selected assets and liabilities. The Company does not use derivative financial instruments for speculative purposes. As is customary for these types of instruments, the Company does not require collateral or other security from other parties to these instruments. By their nature all such instruments involve risk, including the credit risk of nonperformance by counterparties. However, at September 30, 2001, in management's opinion there was no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.



Part II.  Other Information

Item 1.  Legal Proceedings

         No disclosure required.

Item 2.  Changes in Securities

         On June 29, 2001 the Company issued 100,401 shares of Series B Preferred Stock. On July 24, 2001, the Company issued an additional 1,882 shares of Series B Preferred Stock. All shares of Series B Preferred stock were issued for $68.00 per share through a private placement.

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

         Cumulative cash dividends accrue at seven percent annually and are payable quarterly in arrears. In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of Series B preferred stock at that time shall receive $68.00 per share plus an amount equal to accrued and unpaid dividends thereon through and including the date of distribution prior to any distribution to holders of common stock.

         The Series B Preferred Stock issued in connection with the offering were not required to be registered because such securities were issued in a transaction not involving any "public offering" within the meaning of Section 4(2) of the Securities Act of 1933, as amended, in reliance on Rule 506 under the Securities Act. In connection therewith, the Company obtained a representation that each purchaser was an "accredited investor" as defined in Rule 501(a) under the Securities Act. In addition, there was no general solicitation or general advertising in connection with such issuance. The Company plans to use the proceeds received in the offering to fund its continued expansion and growth in the dynamic markets of Florida.


Item 3.  Defaults Upon Senior Securities

         No disclosure required.

Item 4.  Submission of Matters to a Vote of Security Holders

         No disclosure required.

Item 5.  Other Information

         No disclosure required.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.  No Exhibits were required to be filed with this Report.

         (b)  Reports on Form 8-K.

              On July 3, 2001, the Company filed a Form 8-K to announce the sale of $6.8 million of the Company's Series B Preferred Stock.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Florida Banks, Inc.


Date:  November 9, 2001                  By:  /s/ Charles E. Hughes, Jr.
                                              ----------------------------------
                                         Charles E. Hughes, Jr.
                                         President and Chief Executive Officer


Date:  November 9, 2001                  By:  /s/ T. Edwin Stinson, Jr.
                                              ----------------------------------
                                         T. Edwin Stinson, Jr.
                                         Chief Financial Officer