Form 10-K
period 2001-12-31
FLORIDA BANKS INC
filed 2002-03-26
CIK 1058802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              _____________________

                                    FORM 10-K
                              _____________________

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2001

                         ______________________________

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

                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (4,961,979 shares) on March 14, 2002 was approximately $39,199,634 based on the closing price of the registrant's common stock as reported on the NASDAQ National Market on March 14, 2002. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

As of March 14, 2002, there were 5,694,531 shares of $.01 par value common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders scheduled to be held on May 31, 2002 are incorporated by reference in response to Part III of this Report.

                                     PART I

Item 1.  Business.

General

     Florida Banks, Inc. (the "Company") was formed on October 15, 1997 to create a statewide community banking system focusing on the largest and fastest growing markets in Florida. The Company operates through its wholly owned banking subsidiary, Florida Bank, N.A. (the "Bank"). The Company currently operates community banking offices in the Tampa, Jacksonville, Alachua County (Gainesville), Broward County (Ft. Lauderdale), Pinellas County (St Petersburg - Clearwater) and Marion County (Ocala) markets. Future business plans include entry into the markets of Orlando and the greater Palm Beach area (collectively, the "Identified Markets"). As opportunities arise, the Company may also expand into other Florida market areas with demographic characteristics similar to the Identified Markets. Within each of the Identified Markets, the Company expects to offer a broad range of traditional banking products and services, focusing primarily on small and medium-sized businesses. See "--Strategy of the Company--Market Expansion" and "--Products and Services."

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

     o   Provide   non-traditional   products  and  services  through  strategic
         partnerships with third party vendors;

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

     Management has and will continue to offer salaries to the lending officers that are competitive with other financial institutions in each market area. The salaries of the lending officers are comprised of base compensation plus an incentive payment structure that is based upon the achievement of Bank income and certain loan production goals. Those goals will be reevaluated on an annual basis and paid annually as a percentage of base salary. Management of the Company believes that such a compensation structure provides greater motivation for participating officers.

     The community banking offices are located in commercial areas in each market where the local management team determines there is the greatest potential to reach the maximum number of small and medium-sized businesses. It is expected that these community banking offices will develop in the areas surrounding office complexes and other commercial areas, but not necessarily in a market's downtown area. Such determinations will depend upon the customer demographics of a particular market area and the accessibility of a particular location to its customers. Management of the Company expects to lease facilities of approximately 4,000 to 7,000 square feet at market rates for each community banking office. The Company currently leases its facilities in the Tampa, Jacksonville, Ft. Lauderdale, St. Petersburg-Clearwater and Ocala/Marion County markets. To better serve the Alachua County (Gainesville) market, the Company has built and owns a free-standing office with traditional drive-in and lobby banking facilities. The Company plans to lease facilities in the other Identified Markets to avoid investing significant amounts of capital in property and facilities.

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

     By opening loan production offices, the Company can begin to generate loans during the period it is preparing to open, staff the banking office and reduce the overall cost of expansion into a new market. The same philosophy of marketing, growth, customer service and incentive based compensation would be followed in a loan production office. These offices would also establish local boards which would be responsible for promoting the growth of the office.

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

     Customers

     Management believes that the ongoing bank consolidation within Florida provides a community-oriented bank significant opportunities to build a successful, locally-oriented franchise. Management of the Company further believes that many of the larger financial institutions do not emphasize a high level of personalized service to the smaller commercial or individual retail customers. The Company focuses its marketing efforts on attracting small and medium-sized businesses which include: professionals, such as physicians and attorneys, service companies, manufacturing companies and commercial real estate developers. Because the Company focuses on small and medium-sized businesses, the majority of its loan portfolio is in the commercial area with an emphasis placed on commercial and industrial loans secured by real estate, accounts receivable, inventory, property, plant and equipment. However, in an effort to maintain a high level of credit quality, the Company attempts to ensure that the commercial real estate loans are made to borrowers who occupy the real estate securing the loans or where a creditworthy tenant is involved.

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

     Loans.  The Bank offers a wide range of short to long-term  commercial  and
     -----
consumer loans. As of December 31, 2001, the Bank has established an internal limit for loans of up to $5.7 million to any one borrower.

     Commercial. The Bank's commercial lending consists primarily of commercial and industrial loans for the financing of accounts receivable, inventory, property, plant and equipment, and other commercial assets. In making these loans, the Bank manages its credit risk by actively monitoring such measures as advance rate, cash flow, collateral value and other appropriate credit factors.

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

     Deposits.   The  Bank  offers  a  broad  range  of   interest-bearing   and
     --------
non-interest-bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular and premium rate interest-bearing savings accounts and certificates of deposit with a range of maturity date options. The primary sources of deposits are small and medium-sized businesses and individuals. In each market, senior management has the authority to set rates within specified parameters in order to remain competitive with other financial institutions located in the identified market. In additional to deposits within the local markets, the Bank utilizes brokered certificates of deposits to supplement its funding needs. Brokered CDs are sold by various investment firms which are paid a fee by the Bank for placing the deposit. Depending on current market conditions, the cost of brokered deposits may be slightly lower than the cost of the same deposits in the local markets. All deposits are insured by the FDIC up to the maximum amount permitted by law. In addition, the Bank has implemented a service charge fee schedule, which is competitive with other financial institutions in the community banking offices' market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar fees.

     Specialized  Consumer Services.  The Bank offers  specialized  products and
     ------------------------------
services to its customers, such as lock boxes, traveler's checks and safe deposit services.

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

     Telephone Banking. The Bank believes that there is a need within its market
     -----------------
niche for consumer and commercial telephone banking. These services allow customers to access detailed account information, via a toll free number 24 hours a day. Management believes that telephone banking services assist their community banking offices in retaining customers and also encourages its customers to maintain their total banking relationships with the community banking offices. This service is provided through the Bank's third-party data processor.

     Internet  Banking.  In the fourth  quarter of 1999, the Bank began offering
     -----------------
its "DirectNet" Internet banking product. This service allows customers to access detailed account information, execute transactions, download account information, and pay bills electronically. Management believes that this service is particularly attractive for its commercial customers since most transactions can be handled over the Internet rather than over the phone or in person. In addition, DirectNet offers the opportunity of opening deposit accounts both within and outside of the local markets. The Bank intends to expand its Internet banking services in the future to offer additional bank services as well as non-traditional products and services. The DirectNet banking service is provided by the Bank's third-party data processor.

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

     Stored Value Cards.  The Bank offers stored value (prepaid  debit) cards to
     ------------------
its commercial customers. These cards are issued primarily to facilitate incentive payments, payroll disbursements, customer loyalty programs, and as gift cards. The Bank derives income from use of the prepaid funds and fee income from issuing and servicing the cards.

     Automatic Teller Machines ("ATMs").  Presently,  management does not expect
     ----------------------------------
to establish an ATM network although certain banking offices may provide one or more ATMs in the local market. As an alternative, management has made other financial institutions' ATMs available to its customers and offers customers up to ten free ATM transactions per month.

     Other  Products and Services.  The Bank intends to evaluate  other services
     ----------------------------
such as trust services, brokerage and investment services, insurance, and other permissible activities. Management expects to introduce these services in the future as they become economically viable.


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

     Outsourcing. Management of the Company believes that by outsourcing certain
     -----------
functions of its back room operations, it can realize greater efficiencies and economies of scale. In addition, various products and services, especially technology-related services, can be offered through third-party vendors at a substantially lower cost than the costs of developing these products internally. The Bank is currently utilizing Metavante, (formerly M&I Data Services, Inc.) to provide its core data processing and certain customer products. The Company and the Bank also utilize a qualified consulting firm to perform most internal audit tasks.

     Credit  Administration.  The Company  oversees all credit  operations while
     ----------------------
still granting local authority to each community banking office. The Company's Chief Credit Officer is primarily responsible for maintaining a quality loan portfolio and developing a strong credit culture throughout the entire organization. The Chief Credit Officer is also responsible for developing and updating the credit policy and procedures for the organization. In addition, he works closely with each lending officer at the community banking offices to ensure that the business being solicited is of the quality and structure that fits the Company's desired risk profile. Credit quality is controlled through uniform compliance to credit policy. The Company's risk-decision process is actively managed in a disciplined fashion to maintain an acceptable risk profile characterized by soundness, diversity, quality, prudence, balance and accountability.

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

     Various legislative actions in recent years have led to increased competition among financial institutions. As a result of such actions, most barriers to entry to the Florida market by out-of-state financial institutions have been eliminated. Recent legislative and regulatory changes and technological advances have enabled customers to conduct banking activities without regard to geographic barriers through computer and telephone-based banking and similar services. With the enactment of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and other laws and regulations affecting interstate bank expansion, financial institutions located outside of the State of Florida may now more easily enter the markets currently and proposed to be served by the Company and the Bank. In addition, the Gramm-Leach-Bliley Act repeals certain sections of the Glass-Steagall Act and amends sections of the Bank Holding Company Act. See "---Supervision and Regulation". The future effect of these changes in regulations could be far ranging in their impact on traditional banking activities. Mergers, partnerships and acquisitions between banks and other financial and service companies could dramatically affect competition within the Bank's markets.

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

Employees

     The Company presently employs 12 persons on a full-time basis and 3 persons on a part-time basis. The Company will hire additional persons as needed to support its growth.

     The Bank presently employs 108 persons on a full-time basis and 9 persons on a part-time basis, including 45 officers. The Bank will hire additional persons as needed, including additional tellers and financial service representatives. Management believes the relations with employees are generally satisfactory.

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

     Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount. A national bank may grant loans and extensions of credit to such person up to an additional 10% of its unimpaired capital and surplus, provided that the transactions are fully secured by readily marketable collateral having a market value determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations and loans to or guaranteed by the federal government. In addition, national banks with the highest supervisory ratings are currently permitted to lend up to 25 percent of capital to single borrowers for certain small business loans and for loans secured by a perfected first-lien security interest in 1 to 4 family real estate, limited to 80% of the property's appraised value.

     Both  the  Company  and  the  Bank  are  subject  to   regulatory   capital
requirements imposed by the Federal Reserve Board and the OCC. The Federal Reserve Board and the OCC have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The OCC's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar) provide that banking organizations must have capital equivalent to at least 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the risk of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages, provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. Both the Federal Reserve Board and the OCC have also implemented new minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of at least 3% "Tier 1" capital to total weighted risk assets (net of goodwill). Tier 1 capital includes common shareholders equity, non-cumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries. Tier 2 capital includes Tier 1 capital plus certain categories of subordinated debt and intermediate-term preferred stock not included in Tier 1 capital, together with a portion of the Bank's allowance for loan losses, not to exceed 1.25% of gross risk-weighted assets.

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

     In response to the directive issued under the FDICIA, the regulators have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the FDICIA. The following table reflects the capital thresholds:

                                               Total Risk-Based      Tier 1 Risk-Based              Tier 1
                                                Capital Ratio            Capital Ratio           Leverage Ratio
                                               ----------------      -----------------           --------------

Well Capitalized(1)......................            10.0%                    6.0%                    5.0%
Adequately Capitalized(1)................             8.0%                    4.0%                    4.0%(2)
Undercapitalized(3)......................           < 8.0%                  < 4.0%                  < 4.0%(4)
Significantly Undercapitalized(3)........           < 6.0%                  < 3.0%                  < 3.0%
Critically Undercapitalized..............             -                       -                     < 2.0%(5)
___________________________

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

                  CERTAIN EVENTS THAT MAY AFFECT FUTURE RESULTS

     Our business may be affected by a number of events, including the events discussed below. You should consider the events described below, together with all other information in this Annual Report on Form 10-K.

Expansion and Management of Growth

     The Company intends to pursue an aggressive growth strategy for the foreseeable future, and future results of operations will be affected by its ability to, among other things, identify suitable markets and sites for new community banking offices, build its customer base, attract qualified bank management, negotiate agreements with acceptable terms in connection with the acquisition of existing banks and maintain adequate working capital. Failure to manage growth effectively or to attract and retain qualified personnel could have a material adverse effect on the Company's business, future prospects, financial condition or results of operations, and could adversely affect the Company's ability to implement its business strategy successfully. There can also be no assurance that the Company will be able to expand its market presence in the Bank's existing markets or successfully enter new markets or that any such expansion will not adversely affect the Company. In entering new markets, the Company will encounter competitors with greater knowledge of such local markets and greater financial and operational resources. In addition, although the Company intends to expand primarily through selective new Bank branch openings, the Company intends to regularly evaluate potential acquisition transactions that would complement or expand the Company's business. In doing so, the Company expects to compete with other potential bidders, many of which have greater financial resources than the Company.

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

Intense Competition in the Market Areas of the Bank

     Vigorous competition exists in all areas where the Bank presently engages in business. The Bank faces intense competition in its market areas from major banking and financial institutions, including many which have substantially greater resources, name recognition and market presence than the Bank. Other banks, many of which have higher legal lending limits, actively compete for loans, deposits and other services which the Bank offers. Competitors of the Bank include commercial banks, savings banks, savings and loan associations, insurance companies, asset-based non-bank lenders, finance companies, credit unions, mortgage companies and other financial institutions. Trends toward the consolidation of the banking industry may make it more difficult for smaller banks, such as the Bank, to compete with large national and regional banking institutions. The Company's failure to compete effectively for deposit, loan and other banking customers in its market areas could have a material adverse effect on the Company's business, future prospects, financial condition or results of operations.

Credit Risk

     There are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks resulting from changes in economic and industry conditions risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. The risk of nonpayment of loans is inherent in commercial banking. Moreover, the Bank expects to focus on loans to small and medium-sized businesses, which may result in a large concentration by the Bank of loans to such businesses. Management will attempt to minimize the Bank's credit exposure by carefully monitoring the concentration of its loans within specific industries and through prudent loan application approval procedures, but there can be no assurance that such monitoring and procedures will reduce such lending risks. Moreover, as the Company expands into new geographic markets, the Company's credit administration and loan underwriting policies will be required to adapt to the local lending and economic environments of these new markets. There is no assurance that the Company's credit administration personnel, policies and procedures will adequately adapt to such new geographic markets. At December 31, 2001, real estate loans, which included construction and commercial loans secured by real estate and residential mortgages, comprised 58.0% of the Bank's total loan portfolio, net of deferred loan fees. The Bank presently generates all of its real estate mortgage loans in Florida. Therefore, conditions of the Florida real estate market could strongly influence the level of the Bank's non-performing mortgage loans and the results of operations and financial condition of the Company and the Bank. Real estate values and the demand for mortgages and construction loans are affected by, among other things, changes in general or local economic conditions, changes in governmental rules or policies, and the availability of loans to potential purchasers. In addition, Florida historically has been vulnerable to certain natural disaster risks, such as floods, hurricanes and tornadoes, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact the ability of borrowers to repay loans made by the Bank. The existence of adverse economic conditions, declines in real estate values or the occurrence of such natural disasters in Florida could have a material adverse effect on the Company's business, future prospects, financial condition or results of operations. The failure by the Company to adapt its credit policies and procedures on an adequate and timely basis to new markets or to provide sufficient oversight to its lending activities could result in an increase in nonperforming assets, thereby causing operating losses, impairing liquidity and eroding capital, and could have a material adverse effect on the Company's business, future prospects, financial condition or results of operations.

Allowance for Loan Losses

     Industry experience indicates that a portion of the loans of the Bank will become delinquent and a portion of the loans will require partial or entire charge off. Regardless of the underwriting criteria utilized by the Bank or its predecessors, losses may be experienced as a result of various factors beyond the Bank's control, including, among others, changes in market conditions affecting the value of collateral and problems affecting the credit of the borrower. Due to the concentration of loans in Florida, adverse economic conditions in that area could result in a decrease in the value of a significant portion of the Bank's collateral. Although management of the Bank believes that the allowance for loan losses is currently adequate to absorb losses on any existing loans that may become uncollectible, there can be no assurance that the Bank will not experience significant losses in its loan portfolios which may require significant additions to the loan loss allowance.

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

     At December 31, 2001, the Bank's liabilities which would reprice within the next twelve months exceeded the assets (which would re-price during that time) by approximately $7.2 million, or 1.5% of total earning assets. As a result of this difference, an increase in market interest rates is likely to result in a decrease in net interest income for the Bank because the level of interest paid on interest-bearing liabilities is likely to increase more rapidly than the level of interest earned on interest-earning assets over the coming year. Increases in the level of interest rates may reduce loan demand, and thereby the amount of loans that can be originated by the Bank and, similarly, the amount of loan and commitment fees, as well as the value of the investment securities and other interest-earning assets of the Bank. Moreover, volatility in interest rates can result in disintermediation, which is the flow of funds away from banks into direct investments, such as corporate securities and other investment vehicles which, because of the absence of federal deposit insurance, generally pay higher rates of return than bank deposits, or the transfer of funds within the bank from a lower yielding savings accounts to higher yielding certificates of deposit.

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

Limitation on Dividends; Reliance on the Bank

     The Company has never declared or issued a dividend on its common stock. The Company has no current plans to distribute any cash dividends to its common shareholders. Earnings of the Bank, if any, are expected to be retained by the Bank to enhance its capital structure or distributed to the Company to pay its operating costs. As the Company has no independent sources of revenue, the Company's principal source of funds to pay dividends on the common stock and its other securities, to service indebtedness and to fund operations will be cash dividends and other payments that the Company receives from the Bank. The payment of dividends by the Bank to the Company is subject to certain restrictions imposed by federal banking laws, regulations and authorities.

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

Anti-takeover Provisions

     The Company's Second Amended and Restated Articles of Incorporation (the "Articles of Incorporation") contain provisions requiring supermajority shareholder approval to effect certain extraordinary corporate transactions with Interested Persons, which are defined in the Articles of Incorporation as those persons who own greater than 5% or more of the shares of the Company's stock entitled to vote in election of directors, unless that transaction is approved by three quarters of the Company's Board of Directors. This approval is in addition to any other required approval of the Board of Directors or shareholders. In addition, the Articles of Incorporation provide for the Board of Directors to be classified into three staggered classes, as nearly equal in number as possible. Directors are elected to serve for three-year terms. The Company's Amended and Restated By-Laws (the "By-Laws") also contain provisions which (i) authorize the Board to determine the precise number of members of the Board and authorize either the Board or the shareholders to fill vacancies on the Board, (ii) authorize any action required or permitted to be taken by the Company's shareholders to be effected by consent in writing; and (iii) establish certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at an annual or special meeting of shareholders. The issuance of preferred stock by the Company could also have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a controlling interest in the Company and could adversely affect the voting power or other rights of holders of the common stock. These provisions may have the effect of impeding the acquisition of control of the Company by means of a tender offer, a proxy fight, open-market purchases or otherwise, without approval of such acquisition by the Board of Directors. Certain of these provisions also make it more difficult to remove the Company's current Board of Directors and management.

Future Capital Needs

     The Board of Directors may determine from time to time a need to obtain additional capital through the issuance of additional shares of common stock or other securities. Such issuance may dilute the ownership interests in the Company of the investors in the offering.

Government Regulation

     The Company and the Bank operate in a highly regulated environment and are subject to supervision and regulation by several governmental regulatory agencies, including the Board of Governors of the Federal Reserve System, the OCC, the Federal Deposit Insurance Corporation, the Florida Department of Banking and Finance and the Securities and Exchange Commission (SEC). These regulatory agencies, with the exception of the SEC, are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders. The Company and the Bank are subject to future legislation and government policy, including bank deregulation and interstate expansion, which could materially adversely affect the banking industry as a whole, including the operations of the Company and the Bank. The establishment of branches or the acquisitions of banks in Identified Markets and other market areas is subject to the prior receipt of certain regulatory approvals. Failure to obtain such regulatory approvals could have a material adverse effect on the Company's business, future prospects, financial condition or results of operations.

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

Item 2. Properties.
-------------------

     The Company's occupies 5,113 sq. ft. of leased space for its main offices located at 5210 Belfort Road, Suite 310, Concourse II, Jacksonville, Florida 32256. The Bank operates six banking offices and an operations center in the following locations:

     Florida Bank, N.A. - Alachua County (1)
     600 N.W. 43rd Street, Suite A
     Gainesville, Florida 32607
     Facilities: Owned by the Bank - 7,581 sq. ft.

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

Item 3.  Legal Proceedings.
-------  ------------------

     On November 6, 2001, a company and its owners filed a suit in the Circuit Court of Hillsborough County against the Company and two of its officers. The plaintiffs sought damages, fees and expenses purported to have been caused by the failure to consummate the Company's proposed acquisition of their business. On February 4, 2002, the plaintiffs dismissed this action in exchange for a payment of $35,000.

     There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject, nor are there material proceedings known to the Company or the Bank to be threatened or pending by any governmental authority.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

     No matter was submitted during the fourth quarter ended December 31, 2001 to a vote of security holders of the Company.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------  ----------------------------------------------------------------------

     The Company's common stock is traded on the NASDAQ National Market under the symbol "FLBK." The common stock began trading on the NASDAQ National Market on July 30, 1998. The following table sets forth for the periods indicated the quarterly high and low sale prices per share as reported by the NASDAQ National Market. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions.

                                                       High               Low
                                                       ----               ---

     Fiscal year ended December 31, 2000
         First Quarter                                $7.500             $4.875
         Second Quarter                                6.000              4.875
         Third Quarter                                 6.000              5.000
         Fourth Quarter                                6.938              5.063

     Fiscal year ended December 31, 2001
         First Quarter                                $7.188             $5.250
         Second Quarter                                6.500              5.290
         Third Quarter                                 6.400              5.550
         Fourth Quarter                                6.250              5.510



     As of February 13, 2002, there were approximately 168 holders of record of the Common Stock. Management of the Company believes that there are in excess of 2,500 beneficial holders of its Common Stock.

     The Company has never declared or paid any dividends on its common stock. The Company currently anticipates that all of its earnings will be retained for development of the Company's business, and does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends on common stock, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's future earnings, operations, capital requirements and surplus, general financial condition, contractual restrictions, and such other factors as the Board of Directors may deem relevant.

     In September of 1999, the Company's Board of Directors authorized a stock repurchase plan covering up to ten percent (10%) of the outstanding shares of common stock (approximately 585,000 shares). The share repurchase plan authorizes the purchase of common shares at any price below the then current book value per share. As of March 14, 2002, the Company has repurchased 302,200 shares for a total cost of $1,866,197 or an average cost of $6.18 per share. Pursuant to the stock repurchase plan, on December 10, 2001, the Company's Board of Directors authorized a pre-programmed stock repurchase program pursuant to the `safe harbor' guidelines of Rule 10b-18 of the Securities Exchange Act of 1934. This program provides for repurchase of up to 250,000 shares in the open market when the trading price of the Company's common stock falls to $5.75 per share or less. As of March 14, 2002, no shares had been repurchased under the Rule 10b-18 program.

Item 6.  Selected Financial Data.
-------  ------------------------

                             SELECTED FINANCIAL DATA

     The following tables set forth selected financial data of the Company for the periods indicated. Florida Banks, Inc. was incorporated on October 15, 1997 for the purpose of becoming a bank holding company and acquiring First National Bank of Tampa. On August 4, 1998, the Company completed its initial public offering and its merger (the "Merger") with the Bank pursuant to which the Bank was merged with and into Florida Bank No. 1, N.A., a wholly-owned subsidiary of the Company, and renamed Florida Bank, N.A. Shareholders of the Bank received

1,375,000 shares of common stock of the Company valued at $13,750,000. The Merger was considered a reverse acquisition for accounting purposes, with the Bank identified as the accounting acquiror. The Merger has been accounted for as a purchase, but no goodwill has been recorded in the Merger and the financial statements of the Bank have become the historical financial statements of the Company.

     The number of shares of common stock, the par value of common stock and per share amounts have been restated to reflect the shares exchanged in the Merger.

     The selected financial data of the Company as of December 31, 2001, 2000, 1999, 1998 and 1997 and for each of the years then ended are derived from the financial statements of the Company, which have been audited by Deloitte & Touche LLP, independent auditors. These selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's financial statements and notes thereto, and financial and other information included elsewhere herein.



                                                                              Year Ended December 31,
                                                ------------------------------------------------------------------------------------
                                                         2001             2000             1999             1998            1997
                                                                 (Dollars in thousands except per share amounts)
Summary Income Statement:
  Interest income                                      $31,380          $ 23,766         $  11,142         $ 5,413         $4,302
  Interest expense                                      16,548            13,711             4,696           2,436          2,296
                                                        ------          --------         ---------         -------         ------
  Net interest income                                   14,832            10,055             6,446           2,977          2,006
  Provision for loan losses                              1,889             1,912             1,610             629             60
                                                        ------          --------         ---------         -------         ------
  Net interest income after
    provision for loan losses                           12,943             8,143             4,836           2,348          1,946

  Noninterest income                                     2,048             1,011               583             613            504
  Noninterest expense (1)                               13,693            10,886             8,342           7,903          1,842
                                                        ------          --------         ---------         -------         ------

  Income (loss) before provision for
    income taxes                                         1,298            (1,732)           (2,923)         (4,943)           608
  Provision (benefit) for income taxes (2)                 490              (652)           (1,076)           (350)           232
                                                        ------          --------         ---------         -------         ------
  Net income (loss)                                       808             (1,080)           (1,847)         (4,593)           376
                                                        ------          --------         ---------         -------         ------
  Preferred stock dividends                                250                 -                 -               -              -
                                                        ------          --------         ---------         -------         ------
  Net income (loss) applicable to common
     shares                                            $   558          $ (1,080)        $  (1,847)        $(4,593)        $  376
                                                        ======          ==========       =========         =======         ======
  Earnings (loss) per common share (3):
    Basic                                              $  0.10          $  (0.19)        $   (0.32)        $ (1.46)        $ 0.31
    Diluted                                               0.10             (0.19)            (0.32)          (1.46)          0.29

----------

(1) Noninterest expense for the Company for 1998 includes a nonrecurring, noncash charge of $3,939,000, relating to the February 3, 1998 sale of Common Stock and Warrants included in the Units sold to accredited foreign investors and the February 11, 1998 sale of 297,000 shares of common stock to 14 officers, directors and consultants.

(2) The provision for income taxes for 1997 is comprised solely of deferred income taxes. The benefit of the utilization of net operating loss carryforwards for 1997 (periods subsequent to the effective date of the Company's quasi-reorganization) have been reflected as increases to additional paid-in capital.

(3) The earnings per common share amounts for 1997 have been restated to reflect the shares exchanged in the Merger.

                                                                                            At December 31,
                                                                 ------------------------------------------------------------------
                                                                       2001          2000         1999         1998         1997
                                                                 ------------- -------------------------- ------------ ------------
                                                                                (Dollars in Thousands)
Summary Balance Sheet Data:
Investment securities                                                $ 38,886      $ 36,756     $ 28,511     $ 22,242     $ 10,765
Loans, net of deferred loan fees                                      401,444       285,526      157,517       67,131       33,720
Earning assets                                                        494,987       353,239      205,898      106,022       54,731
Total assets                                                          522,323       372,797      218,163      113,566       60,396
Noninterest-bearing deposits                                           99,899        41,965       22,036       11,840        6,442
Total deposits                                                        451,249       305,239      159,106       64,621       45,460
Other borrowed funds                                                   14,210        26,035       18,279        5,718        8,317
Total shareholders' equity                                             46,142        38,556       39,235       42,588        6,314

Performance Ratios:
Net interest margin (1)                                                  3.62 %        3.58 %       4.57 %       4.28 %       3.89 %
Efficiency ratio (2)                                                    81.12         98.37       118.68       220.18        73.39
Return on average assets                                                 0.13         (0.36)       (1.07)       (5.42)        0.70
Return on average equity                                                 1.30         (2.83)       (3.12)      (16.54)       10.62

Asset Quality Ratios:
Allowance for loan losses to total loans                                 1.17 %        1.23 %       1.18 %       1.60 %       1.42 %
Non-performing loans to total loans (3)                                  0.36          1.44         1.46         2.80            -
Net charge-offs to average loans                                         0.21          0.12         0.80         0.09         0.03

Capital and Liquidity Ratios:
Total capital to risk-weighted assets                                   12.70 %       12.73 %      18.19 %      63.25 %      14.29 %
Tier 1 capital to risk-weighted assets                                  11.63         11.58        17.29        61.59        13.00
Tier 1 capital to average assets                                        10.64         10.28        20.01        36.44         7.42
Average loans to average deposits                                       99.03         94.90       101.53        81.04        75.77
Average equity to average total assets                                   9.96         12.80        34.30        32.80         6.54
------------

(1)  Computed by dividing net interest income by average earning assets.
(2) Computed by dividing noninterest expense by the sum of net interest income and noninterest income.
(3)  The Bank had no non-performing loans at December 31, 1997.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations.
         --------------


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

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company (including the notes thereto) contained elsewhere in this Report. The following discussion compares results of operations for the years ended December 31, 2001, 2000 and 1999.


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

     The Company funded its start-up and organization costs through the sale of units, consisting of Common Stock, Preferred Stock and warrants to purchase shares of Common Stock. As the Company was not formed until 1997, the term "Company" used throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the Company and the Bank for the periods ended December 31, 2001, 2000, 1999 and 1998, and for the Bank only for the period ended December 31, 1997 and prior periods. Unless otherwise indicated, the "Bank" refers to Florida Bank, N.A., formerly First National Bank of Tampa.

Summary

     The Company reported net income of $808,000 and net income applicable to common shareholders of $558,000 for fiscal 2001, compared to a loss of $1.08 million in 2000. The Company had no preferred stock issued or outstanding prior to 2001. The Company's net loss for fiscal 2000 decreased $767,000 to a loss of $1.08 million or 49.6% from $1.8 million in 1999. Basic and diluted earnings
(loss) per common share were $.10, ($.19), and ($.32) for the years ended December 31, 2001, 2000 and 1999. Diluted earnings per common share reflects the dilutive effect of outstanding options.

     The improvement in the Company's performance to net income in 2001, compared to a net loss in 2000, was primarily attributable to an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expenses. Net interest income increased to $14.8 million in 2001 from $10.0 million in 2000, an increase of 47.5%. The provision for loan losses decreased by 1.2% to $1.89 million in 2001, from $1.91 million in 2000. Noninterest income increased 102.5% to $2.05 million in 2001 from $1.01 million in 2000. Noninterest expense increased to $13.7 million in 2001 from $10.9 million in 2000, an increase of 25.9%. The Company recorded a provision for income taxes in 2001 of $489,000, compared to a benefit for income taxes of ($652,000) in 2000.

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

     Total assets at December 31, 2001 were $522.3 million, an increase of $149.5 million, or 40.11%, over the prior year. Total loans increased 40.6% to $401.7 million at December 31, 2001, from $285.6 million at December 31, 2000. Total deposits increased $146.0 million, or 47.8%, to $451.2 million at December 31, 2001 from $305.2 million at December 31, 2000. Shareholders' equity increased to $46.1 million at December 31, 2001 from $38.6 million at December 31, 2000, an increase of 19.7%. These increases were primarily attributable to the conversion of the Marion County office to a full service branch in its first full year of operations, together with maturity of the Company's locations in its other markets and continued successful implementation of its long-term strategies, more fully discussed in Part 1, Item 1 above.

     The earnings performance of the Company is reflected in the calculations of net income (loss) as a percentage of average total assets ("Return on Average Assets") and net income (loss) as a percentage of average shareholders' equity ("Return on Average Equity"). Return on Average Assets and Return on Average Equity are computed using Net Income Applicable to Common Shares. During 2001, the Return on Average Assets and Return on Average Equity were 0.13% and 1.30% respectively, compared to (0.36%) and (2.83%), respectively, for 2000. The Company's ratio of total equity to total assets decreased to 8.83% at December 31, 2001 from 10.3% at December 31, 2000, primarily as a result of growth from branch operations.

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

Results of Operations

         Net Interest Income

     The following three tables set forth, for the periods indicated, certain information related to the Company's average balance sheet, its yields on average earning assets and its average rates on interest-bearing liabilities. Such yields and rates are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the periods indicated.



                                                                       Year Ended
                                                                    December 31, 2001      Income /
                                                                     Average Balance       Expense      Yield / Cost
                                                                         (Dollars in thousands)
ASSETS:
  Total loans (1)                                                        $340,778          $27,692          8.13%
  Investment securities (2)                                                39,297            2,653          6.75%
  Federal funds sold & other investments                                   29,746            1,035          3.48%
                                                                           ------            -----
          Total earning assets                                            409,821           31,380          7.66%
          Cash and due from banks                                          12,598
          Premises and equipment, net                                       3,355
          Other assets, net                                                 7,833
          Allowance for loan losses                                       (4,046)
                                                                          ------
                     Total Assets (3)                                   $429,561
                                                                        ========

LIABILITIES:
Interest-bearing liabilities:
  Interest-bearing transaction accounts                                   $19,439              366          1.89%
  Savings deposits                                                         54,602            2,034          3.72%
  Time deposits                                                           223,905           12,548          5.60%
  Repurchase agreements sold                                               33,568            1,205          3.59%
  Other borrowed funds                                                      7,585              395          5.21%
                                                                            -----              ---
          Total interest bearing liabilities                              339,099           16,548          4.87%
Demand deposits                                                            44,038
Accrued interest and other liabilities                                      3,415
Shareholders' equity                                                       43,009
                                                                           ------
                  Total liabilities and shareholders'                    $429,561
                                                                         ========
Net interest income                                                                        $14,832
                                                                                           =======

Net interest spread                                                                                         2.79%

Net interest margin                                                                                         3.62%

Non-interest expense                                                                                       13,693

Overhead ratio                                                                                              3.19%

Non-interest income                                                                                         2,048

Non-interest income ratio                                                                                   0.48%

(1) - Average loans include nonaccrual loans. At December 31, 2001, $1.1 million of loans were accounted for on a non-accrual basis. All loans and deposits are domestic.
(2) - Stated at amortized cost. Does not reflect unrealized gains or losses. All securities are taxable. The Company has no trading account securities
(3) - All yields are considered taxable equivalent because the Company has no tax exempt assets.


                                                                       Year Ended
                                                                    December 31, 2000      Income /
                                                                     Average Balance       Expense      Yield / Cost
                                                                          (Dollars in thousands)
ASSETS:
  Total loans (1)                                                        $224,317          $20,073          8.95%
  Investment securities (2)                                                37,416            2,477          6.62%
  Federal funds sold & other investments                                   19,084            1,216          5.53%
                                                                           ------            -----
          Total earning assets                                            280,817           23,766          8.46%
          Cash and due from banks                                           9,311
          Premises and equipment, net                                       2,805
          Other assets, net                                                 5,675
          Allowance for loan losses                                       (2,676)
                                                                          ------
                     Total Assets (3)                                    $295,932
                                                                         ========

LIABILITIES:
Interest-bearing liabilities:
  Interest-bearing transaction accounts                                   $11,641              219          1.58%
  Savings deposits                                                         38,101            2,092          5.49%
  Time deposits                                                           156,150           10,083          6.46%
  Repurchase agreements sold                                               14,956              903          6.04%
  Other borrowed funds                                                      6,824              414          6.07%
                                                                            -----              ---
          Total interest bearing liabilities                              227,672           13,711          6.02%
Demand deposits                                                            27,677
Accrued interest and other liabilities                                      2,343
Shareholders' equity                                                       38,240
                                                                           ------
                  Total liabilities and shareholders'
equity                                                                   $295,932
                                                                         ========
Net interest income                                                                        $10,055
                                                                                           =======
Net interest spread                                                                                         2.44%

Net interest margin                                                                                         3.58%

Non-interest expense                                                                                      10,856

Overhead ratio                                                                                              3.67%

Non-interest income                                                                                        1,011

Non-interest income ratio                                                                                   0.34%

(1) - Average loans include nonaccrual loans. At December 31, 2000, $1.5 million of loans were accounted for on a non-accrual basis. All loans and deposits are domestic.
(2) - Stated at amortized cost. Does not reflect unrealized gains or losses. All securities are taxable. The Company has no trading account securities.
(3) - All yields are considered taxable equivalent because the Company has no tax exempt assets.


                                                                         Year
                                                                   December 31, 1999      Income /
                                                                     Average Balance      Expense      Yield / Cost
                                                                          (Dollars in thousands)
ASSETS:
  Total loans (1)                                                        $103,492           $9,034          8.77%
  Investment securities (2)                                                26,670            1,518          5.69%
  Federal funds sold & other investments                                   11,932              590          4.94%
                                                                           ------              ---
          Total earning assets                                            142,094           11,142          7.87%
          Cash and due from banks                                           5,448
          Premises and equipment, net                                       1,428
          Other assets, net                                                 4,268
          Allowance for loan losses                                       (1,197)
                                                                          ------
                     Total Assets (3)                                    $152,041
                                  ==                                     ========

LIABILITIES:
Interest-bearing liabilities:
  Interest-bearing transaction accounts                                    $6,586              137          2.06%
  Savings deposits                                                         24,427            1,153          4.72%
  Time deposits                                                            49,888            2,764          5.54%
  Repurchase agreements sold                                               12,510              554          4.42%
  Other borrowed funds                                                      1,657               88          5.43%
                                                                            -----               --
          Total interest bearing liabilities                               95,068            4,696          4.94%
Demand deposits                                                            14,727
Accrued interest and other liabilities                                        888
Shareholders' equity                                                       41,358
                                                                           ------
                  Total liabilities and shareholders'
equity                                                                   $152,041
                                                                         ========
Net interest income                                                                         $6,446
                                                                                            ======
Net interest spread                                                                                         2.93%

Net interest margin                                                                                         4.57%

Non-interest expense                                                                                        8,342

Overhead ratio                                                                                              5.26%

Non-interest income                                                                                           583

Non-interest income ratio                                                                                   0.37%

(1) - Average loans include nonaccrual loans. At December 31, 1999, $1.1 million of loans were accounted for on a non-accrual basis. All loans and deposits are domestic.
(2) - Stated at amortized cost. Does not reflect unrealized gains or losses. All securities are taxable. The Company has no trading account securities.
(3) - All yields are considered taxable equivalent because the Company has no tax exempt assets.

     Net interest income is the principal component of a commercial bank's income stream and represents the difference or spread between interest and certain fee income generated from earning assets and the interest expense paid on deposits and other borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company had no investments in tax-exempt securities during 2001, 2000 and 1999. Accordingly, no adjustment is necessary to facilitate comparisons on a taxable equivalent basis.

     Net interest income increased 47.5% to $14.8 million in 2001 from $10.1 million in 2000. This increase is attributable to growth in loan volume due to new branch operations, and is partially offset by the growth in time deposits, repurchase agreements and other borrowed funds. The trend in net interest income is commonly evaluated using net interest margin and net interest spread. The net interest margin, or net yield on average earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. The net interest margin increased 4 basis points to 3.62% in 2001 on average earning assets of $409.8 million from 3.58% in 2000 on average earning assets of $280.8 million. This increase is primarily due to the fact that the average rates paid on interest bearing liabilities decreased more than the average yield on earning assets decreased. There was an 80 basis point decrease in the average yield on earning assets to 7.66% in 2001 from 8.46% in 2000 and a 115 basis point decrease in the average rate paid on interest-bearing liabilities to 4.87% in 2001 from 6.02% in 2000. The decreased yield on earning assets was primarily the result of lower market rates on loans and investment securities, prompted by eleven decreases in the Prime Rate during 2001, from 9.5% to 4.75%. The decrease in the average cost of interest-bearing liabilities is attributable to decreases in market rates on interest-bearing demand deposits, savings and time deposits, money market accounts and other borrowed funds.

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

     The net interest spread increased 35 basis points to 2.79% in 2001 from 2.44% in 2000, as the yield on average earning assets decreased 80 basis points while the cost of interest-bearing liabilities decreased 115 basis points. The net interest spread measures the absolute difference between the yield on average earning assets and the rate paid on average interest-bearing sources of funds. The net interest spread eliminates the impact of noninterest-bearing funds and gives a direct perspective on the effect of market interest rate movements. This measurement allows management to evaluate the variance in market rates and adjust rates or terms as needed to maximize spreads.

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

     Rate/Volume Analysis of Net Interest Income

     The table below presents the changes in interest income and interest expense attributable to volume and rate changes between 2000 and 2001, between 1999 and 2000 and between 1998 and 1999. The effect of a change in average balance has been determined by applying the average rate in 2000, 1999 and 1998 to the change in average balance from 1999 to 2000 to 2001 and from 1998 to 1999 to 2000, respectively. The effect of change in rate has been determined by applying the average balance in 2000, 1999 and 1998 to the change in the average rate from 1999 to 2000 to 2001 and from 1998 to 1999 to 2000, respectively.

     The net change attributable to the combined impact of the volume and rate has been allocated to both components in proportion to the relationship of the absolute dollar amounts of the change in each.

                                       Year Ended                      Year Ended                      Year Ended
                                    December 31,2001                December 31,2000                December 31,1999
                                     Compared With                   Compared With                    Compared With
                                    December 31,2000                December 31,1999                December 31,1998
                            --------------------------------------------------------------------------------------------------
                                 (Dollars in Thousands)          (Dollars in Thousands)          (Dollars in Thousands)
                              Increase / Decrease Due To:     Increase / Decrease Due To:      Increase / Decrease Due To:
                              ---------------------------     ---------------------------      ---------------------------

                               Volume   Yield/Rate  Total      Volume    Yield/Rate  Total     Volume     Yield/Rate  Total
                            --------------------------------------------------------------------------------------------------
Interest earned on:

Taxable securities            $    281   $   (105)   $    176    $    611    $    348    $    959    $    623    $     21   $   644

Federal funds sold                  65       (461)       (396)        767         192         959        (197)       (197)
Net loans                       10,416     (2,797)      7,619      10,596         442      11,038       5,521        (294)    5,227
Repurchase agreements              215                    215        (333)                   (333)         89         (33)       56
                                   ---      ----          ---        ----         ---        ----          --         ---        --

     Total earning assets       10,977     (3,363)      7,614      11,641         982      12,623       6,036        (306)    5,730
                                ------     ------       -----      ------         ---      ------       -----        ----     -----

Interest paid on:

Money-market and interest-
  bearing demand deposits          147          1         148         104         (21)         83          32          (5)       27
Savings deposits                   859       (985)       (126)        634         305         939         806         806
Time deposits                    4,392     (1,859)      2,533       5,887       1,431       7,318       1,171         (58)    1,113
Repurchase agreements            1,124       (823)        301         108         243         351         320           2       322
Other borrowed funds                46        (65)        (19)        280          44         324           1          (9)       (8)
                                    --        ---         ---         ---          --         ---           -          --        --

     Total interest-bearing
         Liabilities             6,568     (3,731)      2,837       7,013       2,002       9,015       2,330         (70)    2,260
                                 -----     ------       -----       -----       -----       -----       -----         ---     -----

     Net interest income      $  4,409   $    368    $  4,777    $  4,628    ($ 1,020)   $  3,608    $  3,706    $   (236) $  3,470
                              ========   ========    ========    ========    ========    ========    ========    ========  ========

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

     The provision for loan losses charged to operations in 2001 was $1.9 million, approximately the same amount as 2000. The provision for loan losses charged to operations in 1999 was $1.6 million. The increase in the provision from 1999 to 2000 was generally due to the increase in the amount of loans outstanding.

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

     Noninterest income increased 102.5% to $2.05 million in 2001 from $1.01 million in 2000. This change resulted from an increase in the amount of service fees on deposit accounts, a gain from the sale of loans, an increase in the net gain from the sale of available for sale securities, and an increase in other noninterest income. Service fees on deposit accounts increased 73.5% to $1.2 million in 2001 from $706,000 in 2000 due to an increase in the volume of business and personal transaction accounts and increased volume in the number of services transacted for customers subject to service charges. Sale of available for sale securities resulted in a net gain of $74,000 in 2001, compared to $10,000 in 2000, an increase of 649.9%. Sale of loans resulted in a gain of $104,000 in 2001, compared to zero in 2000. Other income, which includes various recurring noninterest income items such as residential mortgage loan origination fees (broker fees) and debit card fees, increased 118.4% to $646,000 in 2001 from $296,000 in 2000.

     Noninterest income increased 73.6% to $1.0 million in 2000 from $583,000 in 1999. This change resulted from an increase in the amount of service fees on deposit accounts and a net gain from the sale of available for sale securities. Service fees on deposit accounts increased 55.2% to $706,000 in 2000 from $455,000 in 1999 due to an increase in the volume of business and personal transaction accounts and increased volume in the number of services transacted for customers which are subject to service charges. Sale of available for sale securities resulted in a net gain of $10,000 in 2000, compared to a net loss of $4,000 in 1999. Other income, which includes various recurring noninterest income items such as service fee income on SBA (Small Business Administration) loans originated by the Bank, and residential mortgage loan origination fees, increased 125.6% to $296,000 in 2000 from $131,000 in 1999.

The following table presents an analysis of the noninterest income for the periods indicated with respect to each major category of noninterest income:


                                                                                          % Change       % Change
                                                        2001         2000        1999     2001-2000      2000-1999
                                                        ----         ----        ----     ---------      ---------

                                                                     (Dollars in thousands)

Service fees................................          $1,224         $705        $455           73.5%        55.2%

Gain on sale of loans.......................             104            0           1          100.0       (100.0)

(Loss) gain on sale of available for sale                                          (4)
   investment securities, net...............              74           10                      649.9%         N/A

Other.......................................             646          296         131          118.4        125.6
                                                         ---          ---         ---

    Total...................................          $2,048       $1,011        $583          102.5%        73.6%
                                                      ======       ======        ====

     Noninterest Expense

     Noninterest expense increased 25.8% to $13.7 million in 2001 from $10.9 million in 2000. These increases are primarily attributable to increases in personnel, occupancy, data processing and other expenses relating to conversion of the Marion County office to a full-service branch, the first full year of operation of the Marion County banking office, together with increases in personnel and expenses related to the overall growth of the Company. Salaries and benefits increased 28.6% to $8.8 million in 2001 from $6.8 million in 2000. This increase is primarily attributable increases in the overall number of personnel, and additional employees related to the Marion County office. Occupancy and equipment expense increased 16.9% to $1.8 million in 2001 from $1.5 million in 2000, primarily as a result of the addition of the Marion County full-service branch, together with an increase in space for the Holding Company. Data processing expense increased 48.4% to $678,000 in 2001 from $457,000 in 2000, which is primarily attributable to the growth in loan and deposit transactions and the addition of new services. Other operating expenses increased 17.6% to $2.5 million in 2001 from $2.1 million in 2000. This increase is attributable primarily to an increase of $104,000 in postage and courier expenses, an increase of $37,000 in communications expense and an increase of $45,000 in legal fees. These expenses are primarily attributable to opening of new banking offices and an overall increase in the size and volume of business conducted by the Bank.

     Noninterest expense increased 30.5% to $10.9 million in 2000 from $8.3 million in 1999. These increases are primarily attributable to increases in personnel, occupancy, data processing and other expenses relating to opening of the Marion County banking office, and the first full year of operation of the Broward County and Pinellas County banking offices. Salaries and benefits increased 23.8% to $6.8 million in 2000 from $5.5 million in 1999. This increase is primarily attributable increases in the overall number of personnel, and for the Marion County office. Occupancy and equipment expense increased 60.6% to $1.5 million in 2000 from $951,000 in 1999, primarily as a result of the addition of the Marion County banking office, and the first full year of operation of the Broward and Pinellas County banking offices. Data processing expense increased 72.1% to $457,000 in 2000 from $265,000 in 1999, which is primarily attributable to the growth in loan and deposit transactions and the addition of new services. Other operating expenses increased 28.6% to $2.1 million in 2000 from $1.6 million in 1999. This increase is attributable primarily to an increase of $118,000 in postage and courier expenses, an increase of $114,000 in loan closing expenses, an increase of $95,000 in communications expense and an increase of $60,000 in legal fees. These expenses are primarily attributable to opening of new banking offices and an overall increase in the size and volume of business conducted by the Bank.

     The following table presents an analysis of the noninterest expense for the periods indicated with respect to each major category of noninterest expense:


                                                                                             % Change     % Change
                                                      2001         2000        1999         2001-2000     2000-1999
                                                      ----         ----        ----         ---------     ---------

                                                         (Dollars in thousands)

Salaries and benefits....................           $8,761       $6,813      $5,501             28.6%        23.8%

Occupancy and equipment..................            1,786        1,528         951             16.9         60.6

Data processing..........................              678          457         265             48.4         72.1

Dividends on preferred securities of
subsidiary trust...............                         13            0           0            100.0          N/A



Other....................................            2,455        2,088         923             17.6         28.6
                                                     -----        -----         ---             ----         ----


    Total................................          $13,693      $10,886      $7,903             25.8%        30.5%
                                                   =======      =======      ======             ====         ====





     Provision for Income Taxes

     The provision for income taxes was $489,000 for 2001, compared to a benefit for income taxes of ($652,000) for 2000. The effective tax rate for 2001 and 2000 was 37.6%. The Company paid no income taxes during 2001 and 2000 due to the availability of net operating loss carryforwards.

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

     As of December 31, 2001, the Company had approximately $7.1 million in net operating loss carryforwards available to reduce future taxable earnings, which resulted in net deferred tax assets of $4.0 million. These net operating loss carryforwards will expire in varying amounts in the years 2006 through 2020 unless fully utilized by the Company. Based on management's estimate of future earnings and the expiration dates of the net operating loss carry forwards as of December 31, 2001 and 2000, it was determined that it is more likely than not that the benefit of the deferred tax assets will be realized.

     The following table presents the components of net deferred tax assets:

                                                                        As of December 31,

                                                              2001               2000            1999
                                                              ----               ----            ----

                                                                     (Dollars in thousands)

Deferred tax assets.............................            $4,365             $4,779          $4,426

Deferred tax liabilities........................               348                174              61

Valuation allowance.............................               ---                ---             ---
                                                             -----              -----           -----
Net deferred tax assets.........................            $4,017             $4,605          $4,365
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

     As a result of the Merger, the Company has the use of the Bank's net operating loss carryforwards. However, the portion of the Company's net operating loss carryforwards which become usable each year is limited under provisions of Section 382 of the Internal Revenue Code relating to the change in control. The annual limitation is based upon the purchase price of the Company multiplied by the applicable Long-Term Tax-Exempt Rate (as defined in the

Internal Revenue Code) at the date of acquisition. Based upon the applicable Long-Term Tax-Exempt Rate for December 1998 acquisitions, this annual limitation is approximately $700,000. Management believes it is more likely than not that the Company will produce sufficient taxable income to allow the Company to fully utilize its net operating loss carryforwards prior to their expiration.

     Net Income

     The Company reported net income of $808,000 and net income applicable to common shares of $558,000 in 2001, compared to a net loss of $1.08 million in 2000. The Company had no preferred stock issued or outstanding prior to 2001. The improvement in profitability was primarily attributable to an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expenses. Basic income (loss) per common share was $.10 for 2001 and ($.19) for 2000.

     The Company reported a net loss of $1.1 million in 2000 compared to a net loss of $1.8 million in 1999. The net loss for 2000 resulted primarily from the opening of the Marion County banking office, and the first full year of operation of Broward and Pinellas County Banking offices. Basic loss per common share was $.19 for 2000 and $.32 for 1999.

     Return on Average Assets and Return on Average Equity are computed using Net Income Applicable to Common Shares. Return on Average Assets for 2001 increased 49 basis points to 0.13%, compared to a deficit of (0.36%) in 2000. Return on Average Assets increased 71 basis points to a deficit of (0.36%) in 2000 from a deficit of (1.07%) in 1999. Return on Average Equity increased 413 basis points to 1.30% in 2001, compared to a deficit of (2.83%) in 2000. Return on Average Equity increased 29 basis points to a deficit of (2.83%) in 2000, compared to a deficit of (3.12%) in 1999.

Financial Condition

     Earning Assets

     Average earning assets increased 45.9% to $409.8 million in 2001 from $280.8 million in 2000. During 2001, loans, net of deferred loan fees, represented 83.3% of average earning assets, investment securities comprised 9.5%, and Federal funds sold and other investments comprised 7.2%. In 2000, loans, net of deferred loan fees, comprised 79.9% of average earning assets, investment securities comprised 13.3%, and Federal funds sold and other investments comprised 6.8%. The change in the mix of earning assets is primarily attributable to the growth in the Company's loan portfolio. The Company manages its securities portfolio and additional funds to minimize the effects of interest rate fluctuation risk and to provide liquidity.

     In 2001, growth in earning assets was funded primarily through an increase in total deposits due to expanded branch operations.

     Loan Portfolio

     The Company's total loans outstanding increased 40.6% to $401.7 million as of December 31, 2001 from $285.6 million as of December 31, 2000. Loan growth for 2001 was funded primarily through growth in average deposits. The growth in the loan portfolio primarily was a result of an increase in commercial and commercial real estate loans of $92.2 million, or 35.3%, from December 31, 2000 to December 31, 2001. Average total loans in 2001 were $340.8 million, $60.9 million less than the year end balance of $401.7 million due to the increase in loan production for the third and fourth quarters of 2001. The Company engages in a full complement of lending activities, including commercial, real estate construction, real estate mortgage, home equity, installment, SBA and USDA guaranteed loans and credit card loans.

     The following table presents various categories of loans contained in the Company's loan portfolio for the periods indicated, the total amount of all loans for such periods, and the percentage of total loans represented by each category for such periods:


                                                                  As of December 31,
                             ----------------------------------------------------------------------------------------------
                                     2001               2000              1999              1998             1997
                                           % of               % of              % of              % of             % of
                                  Balance   Total    Balance  Total    Balance    Total  Balance   Total  Balance    Total
                                  -------   -----    -------  -----    -------    -----  -------   -----  -------    -----
Type of Loan
------------
Commercial real estate           $210,373   52.4%   $158,654   55.6%  $ 69,261    43.9%  $25,326   37.6%  $15,281    45.2%
Commercial                        142,911   35.6%    102,391   35.8%    68,991    43.8%   33,103   49.2%   13,158    38.9%
Residential mortgage               22,309    5.6%      9,796    3.4%    10,846     6.9%    6,047    9.0%    3,269     9.7%
Consumer                           23,158    5.7%     13,036    4.6%     7,246     4.6%    2,021    3.0%    1,222     3.6%
Credit cards and other              2,912    0.7%      1,747    0.6%     1,244     0.8%      796    1.2%      869     2.6%
                             ----------------------------------------------------------------------------------------------
     Total loans                  401,663  100.0%    285,624  100.0%   157,588   100.0%   67,293  100.0%   33,799   100.0%
                                           =====              =====              =====            =====             =====
Net deferred loan fees               (219)               (98)              (71)             (162)             (79)
                             ------------        -----------       -----------        ----------       ----------
  Loans, net of deferred fees     401,444            285,526           157,517            67,131           33,720
Allowance for loan losses          (4,692)            (3,511)           (1,858)           (1,074)            (481)
                             ------------        -----------       -----------        ----------       ----------
     Net loans                   $396,752           $282,015          $155,659           $66,057          $33,239
                             ============        ===========       ===========        ==========       ==========

     Commercial Real Estate. Commercial real estate loans consist of loans secured by owner-occupied commercial properties, income-producing properties and construction and land development. At December 31, 2001, commercial real estate loans represented 52.4% of outstanding loan balances, compared to 55.6% at December 31, 2000. The decrease in commercial real estate loans corresponds with management's strategy to diversify risk.

     Commercial. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Beginning in 2001, the Company also offers insurance premium financing to commercial and professional customers. At December 31, 2001, commercial loans represented 35.6% of outstanding loan balances, compared to 35.8% at December 31, 2000. The decrease in commercial loans corresponds with management's strategy to diversify risk.

     Residential Mortgage. The Company's residential mortgage loans consist of first and second mortgage loans and construction loans. At December 31, 2001, residential mortgage loans represented 5.6% of outstanding loan balances, compared to 3.4% at December 31, 2000. The Company does not actively market residential mortgages and its portfolio primarily consists of loans to the principals of other commercial relationships. Growth in this category during 2001 is primarily attributable to the large number of home mortgages driven by significant reductions in market interest rates.

     Consumer. The Company's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, education and other personal expenditures. At December 31, 2001, consumer loans represented 5.7% of outstanding loan balances, compared to 4.6% at December 31, 2000. The Company does not actively market consumer loans and its portfolio primarily consists of loans to the principals of other commercial relationships. Growth in this category during 2001 is primarily attributable to maturing relationships with commercial customers, which lead to meeting of additional, non-commercial credit needs for these customers, together with the growing operations of the full-service banking facilities in Marion and Alachua Counties.

     Credit Card and Other Loans. This category of loans consists of borrowings by customers using credit cards, overdrafts and overdraft protection lines. At December 31, 2001, credit card and other loans represented 0.7% of outstanding loan balances as compared to 0.6% at December 31, 2000. These credits are primarily extended to the principals of commercial customers.

     The Company's only area of credit concentration is commercial and commercial real estate loans. The Company has not invested in loans to finance highly-leveraged transactions, such as leveraged buy-out transactions, as defined by the Federal Reserve Board and other regulatory agencies. In addition, the Company had no foreign loans or loans to lesser developed countries as of December 31, 2001.

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

     From time to time, management of the Company has originated certain loans which, because they exceeded the Company's legal lending limit, were sold to other institutions. As a result of growth, the Company has an increased lending limit and has repurchased certain loan participations, thereby increasing earning assets.

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

     The repayment of loans in the loan portfolio as they mature is a source of liquidity for the Company. The following table sets forth the maturity of the Company's loan portfolio within specified intervals as of December 31, 2001:


                                                                                                    Due
                                                                Due in 1     Due after 1 to        After
                                                              Year or Less       5 years          5 years           Total
                                                         ------------------  ----------------  --------------  -----------------

Type of Loan                                                                     (Dollars in thousands)
------------


Commercial real estate......................                      $30,161             $86,081          $94,131         $210,373

Commercial..................................                       55,427              79,494            7,990          142,911

Residential mortgage........................                        5,832              11,713            4,764           22,309

Consumer ...................................                        7,172              14,432            1,554           23,158

Credit card and other loans.................                        2,912                   0                0            2,912
                                                                    -----            --------         --------            -----

         Total.....................................              $101,504            $191,720         $108,439      $401,663
                                                                 ========            ========         ========      ========


     The following table presents the maturity distribution as of December 31, 2001 for loans with predetermined fixed interest rates and floating interest rates by various maturity periods:

                                                                           Due
                                                            Due in 1    after 1 to        Due After
                                                         Year or Less    5 years           5 years          Total
                                                         ------------    -------           -------          -----


Interest Category                                                        (Dollars in thousands)
-----------------

Predetermined rate                                          $38,982      $97,208            $83,478        $219,668

Variable rate                                               110,744       51,615             19,636         181,995
                                                            -------       ------             ------         -------

         Total....................................         $149,726     $148,823           $103,114        $401,663
                                                           ========     ========           ========        ========

     Asset Quality

     At December 31, 2001, $1.09 million of loans were accounted for on a non-accrual basis as compared to $1.5 million at December 31, 2000. Included in the non-accrual loans as of December 31, 2001 were $681,000 of SBA guaranteed loans compared to $872,000 at December 31, 2000. The SBA loans consist of the remaining balance of liquidated loans pending payment of the SBA guarantee. At December 31, 2001, no loans past due 90 days or more were still accruing interest, compared to $2.6 million at December 31, 2000. No SBA loans were past due 90 days at December 31, 2001 or December 31, 2000. At December 31, 2001, loans totaling $1.1 million were considered troubled debt restructurings, compared to zero at December 31, 2000. See "Non-performing Assets" below.

     First National Bank of Tampa started its SBA lending program in August 1994. Under this program, the Company originates commercial and commercial real estate loans to borrowers that qualify for various SBA guaranteed loan products. The guaranteed portion of such loans generally ranges from 75% to 85% of the principal balance, the majority of which the Company sells in the secondary market. The majority of the Company's SBA loans provide a servicing fee of 1.00% of the outstanding principal balance. Certain SBA loans provide servicing fees of up to 2.32% of the outstanding principal balance. The Company records the premium received upon the sale of the guaranteed portion of SBA loans as gain on sale of loans. The Company does not defer a portion of the gain on sale of such loans as a yield adjustment on the portion retained, nor does it record a retained interest, as such amounts are not considered significant. The principal balance of internally originated SBA loans in the Company's loan portfolio at December 31, 2000 totaled $2.9 million, including the SBA guaranteed portion of $2.2 million, compared to an outstanding balance of $3.2 million at December 31, 2000, including the SBA guaranteed portion of $3.0 million. At December 31, 2001, the principal balance of the guaranteed portion of SBA loans cumulatively sold in the secondary market since the commencement of the SBA program totaled $4.0 million.

     The Company generally repurchases the SBA guaranteed portion of loans in default to fulfill the requirements of the SBA guarantee or in certain cases, when it is determined to be in the Company's best interest, to facilitate the liquidation of the loans. The guaranteed portion of the SBA loans are repurchased at the current principal balance plus accrued interest through the date of repurchase. Upon liquidation, in most cases, the Company is entitled to recover up to 120 days of accrued interest from the SBA on the guaranteed portion of the loan paid. In certain cases, the Company has the option of charging-off the non-SBA guaranteed portion of the loan retained by the Company and requesting payment of the SBA guaranteed portion. In such cases, the Company will have determined that insufficient collateral exists, or the cost of liquidating the business exceeds the anticipated proceeds to the Company. In all liquidations, the Company seeks the advice of the SBA and submits a liquidation plan for approval prior to the commencement of liquidation proceedings. The payment of any guarantee by the SBA is dependent upon the Company following the prescribed SBA procedures and maintaining complete documentation on the loan and any liquidation services. The Company did not repurchase any guaranteed portion of SBA loans repurchased during 2001 and 2000.

     The Company substantially reduced SBA lending operations in 1998 due to the cost of maintaining this specialized lending practice and due to recent charge-offs in the unguaranteed portion of the SBA loans that were retained by the Bank.

     As of December 31, 2001, there were no loans other than those disclosed above that were classified for regulatory purposes as doubtful or substandard which (i) represented or resulted from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represented material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans other than those disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms.

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


     An analysis of the Company's loss experience is furnished in the following table for the periods indicated, as well as a detail of the allowance for loan losses:

                                                                 Years Ended December 31,
                                                ------------------------------------------------------------
                                                        2001        2000        1999        1998       1997
                                                                    (Dollars In Thousands)

            Balance at beginning of period            $3,511      $1,858      $1,073        $481       $432
            Charge-offs:
            Commercial real estate                      (400)         (4)           0        (39)       (24)
            Commercial                                  (362)       (388)       (819)        (16)       (19)
            Residential mortgage                           0           0         (5)           0          0
            Consumer                                     (66)          0        (19)           0          0
            Credit cards and other                         0          (9)        (14)        (10)         0
                                                ------------------------------------------------------------
                 Total charge-offs:                     (828)       (401)       (857)        (65)       (43)

            Recoveries:
            Commercial real estate                        12          18          15          28         32
            Commercial                                   105          74          14           0          0
            Residential mortgage                           0          50           2           0          0
            Consumer                                       3           0           0           0          0
            Credit cards and other                         0           0           1           0          0
                                                ------------------------------------------------------------
                 Total recoveries:                       120         142          32          28         32

            Net charge-offs                             (708)       (259)       (825)        (37)       (11)
            Provision for loan losses                  1,889       1,912       1,610         629         60
                                                ------------------------------------------------------------
            Balance at end of period                  $4,692      $3,511      $1,858      $1,073       $481
                                                ============================================================

            Net charge-offs as a percentage
                 Of average loans                       0.21%       0.12%       0.80%       0.09%      0.02%

            Allowance for loan losses as a
                 percentage of total loans              1.17%       1.23%       1.18%       1.60%      1.42%

     Net charge-offs were $708,000, or .21% of average loans outstanding in 2001 as compared to net charge-offs of $259,000 or .12% of average loans outstanding in 2000. The allowance for loan losses increased 33.7% to $4.7 million or 1.17% of loans outstanding at December 31, 2001 from $3.5 million or 1.23% of loans outstanding at December 31, 2001. The allowance for loan losses as a multiple of net loans charged-off was 6.62x for the year ended December 31, 2001 as compared to 13.6x for the year ended December 31, 2001. The decrease in the provision from 2000 to 2001 was generally due to the mix and performance of loans outstanding. Also, the balance of the allowance for loan losses at December 31, 2000 contained a provision for certain loans charged off in 2001. See "Asset Quality" below.

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

     Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. The Company adopted SFAS 114 on January 1, 1995. At December 31, 2001, the Company held impaired loans as defined by SFAS 114 of $1.2 million (none of such balance is guaranteed by the SBA) for which specific allocations of $295,000 have been established within the allowance for loan losses which have been measured based upon the fair value of the collateral. Such reserve is allocated between commercial and commercial real estate. A portion of these impaired loans have also been classified by the Company as loans past due over 90 days ($65,000) and $1.1 million have been classified as troubled debt restructurings. At December 31, 2000, the Company held impaired loans as defined by SFAS 114 of $946,000 ($147,000 of such balance is guaranteed by the SBA) for which specific allocations of $329,000 have been established within the allowance for loan losses which have been measured based upon the fair value of the collateral. Such reserve is allocated between commercial and commercial real estate. A portion of these impaired loans have also been classified by the Company as loans past due over 90 days ($603,000) and none have been classified as troubled debt restructurings. Interest income on such impaired loans during 2000 and 1999 was not significant.

     As shown in the table below, management determined that as of December 31, 2001, 50.0% of the allowance for loan losses was related to commercial real estate loans, 38.6% was related to commercial loans, 5.1% was related to residential mortgage loans, 5.6% was related to consumer loans, 0.6% to credit card and other loans and 0.0% was unallocated. As shown in the table below, management determined that as of December 31, 2000, 55.6% of the allowance for loan losses was related to commercial real estate loans, 50.6% was related to commercial loans, 9.0% was related to residential mortgage loans, 2.0% was related to consumer loans, 1.4% to credit card and other loans and 0.0% was unallocated. The fluctuations in the allocation of the allowance for loan losses between 2001 and 2000 is attributed to the establishment of specific allowances totaling $295,000 at December 31,2001, and the changing mix of the loan portfolio as previously discussed.

     For the periods indicated, the allowance was allocated as follows:

                                                                 As of December 31,
                           ------------------------------------------------------------------------------------------------
                                2001               2000               1999               1998               1997
                                       % of              % of               % of                % of               % of
                                      Total              Total              Total              Total              Total
                                      -----              -----              -----              -----              -----
                             Balance  loans     Balance  loans     Balance  loans     Balance  loans     Balance  loans
                             -------  -----     -------  -----     -------  -----     -------  -----     -------  -----

Commercial real estate        $2,348    52.4%    $1,300    55.6%      $636    43.9%      $229     37.6%     $110     45.2%
Commercial                     1,814    35.6%     1,775    35.8%     1,027    43.8%       687     49.2%      178     38.9%
Residential mortgage             240     5.6%       317     3.4%        89     6.9%        91      9.0%       35      9.7%
Consumer                         261     5.7%        69     4.6%        77     4.6%        16      3.0%        9      3.6%
Credit cards and other            29     0.7%        50      .6%        29      .8%        47      1.2%       23      2.6%
Unallocated                        0     0.0%         0     0.0%         0     0.0%         3      0.0%      126      0.0%
                           ------------------------------------------------------------------------------------------------
     Total loans              $4,692             $3,511             $1,858             $1,073               $481
                           ================================================================================================


     In considering the adequacy of the Company's allowance for loan losses, management has focused on the fact that as of December 31, 2001, 52.4% of outstanding loans are in the category of commercial real estate and 35.6% are in commercial loans. Commercial loans are generally considered by management to have greater risk than other categories of loans in the Company's loan portfolio. Generally, such loans are secured by accounts receivable, marketable securities, deposit accounts, equipment and other fixed assets which reduces the risk of loss present in commercial loans. Commercial real estate loans inherently have a higher risk due to depreciation of the facilities, limited purposes of the facilities and the effect of general economic conditions. The Company attempts to limit this risk by generally lending no more than 75% of the appraised value of the property held as collateral.

     Residential mortgage loans constituted 5.6% of outstanding loans at December 31, 2001. The majority of the loans in this category represent residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

     At December 31, 2001, the majority of the Company's consumer loans were secured by collateral, primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans, due to the marketability and nature of the underlying collateral.

     An internal credit review of the loan portfolio is conducted on an ongoing basis. The purpose of this review is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of nonconforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. In addition to the above credit review, the Company's primary regulator, the OCC, also conducts a periodic examination of the loan portfolio. Upon completion, the OCC presents its report of examination to the Board and management of the Company.
Information provided from these reviews, together with other information provided by the management of the Company and other information known to members of the Board, are utilized by the Board to monitor the loan portfolio and the allowance for loan losses. Specifically, the Board attempts to identify risks inherent in the loan portfolio (e.g., problem loans, probable problem loans and loans to be charged off), assess the overall quality and collectability of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review. The Credit Policy Committee of the Board must approve all loans in excess of the matrix levels established by the Bank's credit policy, and any exceptions to the credit policy. This committee also reviews all criticized or classified assets in excess of $100,000, reviews trends in the Bank's loan portfolio, and reviews all reports on credit quality prepared by Bank personnel or the OCC.

     Non-performing Assets

     At December 31, 2001, $1.09 million of loans were accounted for on a nonaccrual basis as compared to $1.5 million at December 31, 2000. The remaining balance of non-accrual loans which is guaranteed by the SBA was $655,000 at December 31, 2001 compared to $872,000 at December 31, 2000. At December 31, 2000, no loans were accruing interest and were contractually past due 90 days or more as to principal and interest payments, compared to six loans totaling $2.6 million which were accruing interest and were contractually past due 90 days or more at December 31, 2000. No loans past due 90 days at December 31, 2001 or December 31, 2000 were guaranteed by the SBA.

     At December 31, 2001, loans totaling $1.1 million were considered troubled debt restructurings. At December 31, 2000, no loans were considered troubled debt restructurings.

     At December 31, 2001, the Company held one item categorized as Other Real Estate Owned, with a carrying value of $2.8 million, compared to no Other Real Estate Owned at December 31, 2000.

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


     The following table presents components of non-performing assets:

                                                           As of December 31,
                                     ----------------------------------------------------------------
                                              2001         2000        1999      1998     1997
                                                         (Dollars In Thousands)

Non-accrual loans                           $1,090       $1,547      $1,100      $725       $0
Accruing loans past due 90
     days or more                                0        2,555         293       315      774(1)
Troubled debt restructurings                 1,095            0           0        35      265
Other real estate owned                      2,778            0           0         0        0

(1) $219,000 of the $774,000 in 'accruing loans 90 days or more past due' is also included in 'troubled debt restructurings'.


     Investment Portfolio

     Total investment securities increased $2.1 million, or 5.8% to $38.9 million in 2001 from $36.8 million in 2000. At December 31, 2001, investment securities available for sale totaled $34.0 million compared to $32.1 million at December 31, 2000. At December 31, 2001, investment securities available for sale had net unrealized gains of $392,000, comprised of gross unrealized losses of $135,000 and gross unrealized gains of $526,000. At December 31, 2000, investment securities available for sale had net unrealized gains of $22,000, comprised of gross unrealized losses of $249,000 and gross unrealized gains of $271,000. Investment securities held to maturity at December 31, 2001 were $2.9 million, compared to $3.5 million at December 31, 2000. The carrying value of held to maturity securities represents cost. Average investment securities as a percentage of average earning assets decreased to 9.6% in 2000 from 13.2% in 2000.

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

     Proceeds from sales, paydowns and maturities of available for sale and held to maturity investment securities increased 49.6% to $20.0 million in 2001 from $13.3 million in 2000, with a resulting net gain on sales of $74,000 in 2001 and $10,000 in 2000. Such proceeds are generally used to reinvest in additional investment securities.

     Other investments include Independent Bankers Bank stock, Federal Reserve Bank stock and Federal Home Loan Bank stock that are required for the Company to be a member of and to conduct business with such institutions. Dividends on such investments are determined by the institutions and is payable semi-annually or quarterly. Other investments increased 63.1% to $2.1 million at December 31, 2001 from $1.3 million at December 31, 2000. Other investments are carried at cost as such investments do not have readily determinable fair values.

     At December 31, 2001, the investment portfolio included $18.7 million in CMOs compared to $12.7 million at December 31, 2000. At December 31, 2001, the investment portfolio included $10.0 million in other mortgage-backed securities compared to $16.1 million at December 31, 2000. The following table presents, for the periods indicated, the carrying amount of the Company's investment securities, including mortgage-backed securities.


                                                             As of December 31,
                                     ------------------------------------------------------------------
                                            2001                  2000                 1999
                                                      % of                  % of                  % of
                                         Balance     total     Balance     total    Balance      total
                                         -------     -----     -------     -----    -------      -----
Investment Category
-------------------
Available for sale:
  U. S. Treasury and other U.S.
     agency obligations                     $858      2.2%       $1,746      4.8%     $2,965      10.4%
  State & Municipal securities             1,348      3.5         1,458      4.0         481       1.7
  Mortgage-backed securities              28,720     73.8        28,858     78.5      23,975      84.1
  Marketable equity securities             3,028      7.8             0      0.0         189       0.7
                                     ------------          -------------         ------------
                                          33,954                 32,062               27,610
Other investments                          2,065      5.3         1,266      3.4         902       3.1
Held to maturity:
  U. S. Treasury and other U.S.
     agency obligations                    1,862      4.8         3,429      9.3           0       0.0
  Mortgage-backed securities                1005      2.6             0      0.0           0       0.0
                                     ------------          -------------         ------------
                                           2,867                  3,429                    0
                                     -----------------------------------------------------------------
             Total                       $38,886    100.0%      $36,757    100.0%    $28,512     100.0%
                                     ==================================================================

     The Company utilizes its available for sale investment securities, along with cash and Federal funds sold, to meet its liquidity needs.

     As of December 31, 2000, $28.7 million, or 73.8%, of the investment securities portfolio consisted of mortgage-backed securities compared to $28.9 million, or 78.5%, of the investment securities portfolio as of December 31, 2000. During 2002, approximately $817,000 of mortgage-backed securities will mature.

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company has segregated its investment securities portfolio into securities held to maturity and those available for sale. Investments held to maturity are those for which management has both the ability and intent to hold to maturity and are carried at amortized cost. At December 31, 2001, investments classified as held to maturity totaled $2.87 million at amortized cost and $2.93 million at fair value. At December 31, 2000, investments classified as held to maturity totaled $3.4 million at amortized cost and $3.5 million at fair value.
Investments available for sale are securities identified by management as securities which may be sold prior to maturity in response to various factors including liquidity needs, capital compliance, changes in interest rates or portfolio risk management. The available for sale investment securities provide interest income and serve as a source of liquidity for the Company. These securities are carried at fair market value, with unrealized gains and losses, net of taxes, reported as other comprehensive income, a separate component of shareholders' equity.

     Investment securities with a carrying value of approximately $27.3 million and $21.0 million at December 31, 2001 and 2000, respectively, were pledged to secure deposits of public funds, repurchase agreements and certain other deposits as provided by law.

     The maturities and weighted average yields of debt securities at December 31, 2001 are presented in the following table using primarily the stated maturities, excluding the effects of prepayments.


                                                                                                            Weighted
                                                                                                             Average
                                                                                             Amount         Yield (1)
                                                                                             ------         ---------

Available for Sale:                                                                           (Dollars in thousands)
U.S. Treasury and other U.S. agency obligations:

0 - 1 year......................................................................           $

Over 1 through 5 years..........................................................                514        5.71%

                                                                                                344        7.99%
                                                                                                ---
Over 5 years ...................................................................


Total...........................................................................                858
                                                                                                ---



State and municipal:

0-1 year........................................................................                ---         N/A

Over 1 through 5 years..........................................................                ---         N/A

Over 5 years....................................................................              1,348        7.25%
     -                                                                                        -----

Total...........................................................................              1,348
                                                                                              -----


Mortgage-backed securities:

0-1 year........................................................................                996        6.05%


Over 1 through 5 years..........................................................             19,973        6.45


Over 5 years....................................................................              6,653        6.57


Over 10 years...................................................................
                                                                                              1,098        7.57
                                                                                              -----

Total...........................................................................             28,720
                                                                                             ------

          Total available for sale debt securities..............................            $30,926
                                                                                            =======

Held to maturity:

U.S. Treasury and other U.S. agency obligations:

0 - 1 year......................................................................              $ ---         N/A

Over 1 through 5 years..........................................................              1,013        6.63%

                                                                                                849        7.41%
                                                                                                ---
Over 5 years ...................................................................


Total...........................................................................              1,862
                                                                                              -----

State and municipal:

0-1 year........................................................................                ---         N/A

Over 1 through 5 years..........................................................                ---         N/A

Over 5 years....................................................................                ---         N/A

Total...........................................................................                ---


Mortgage-backed securities:

0-1 year........................................................................                ---         N/A

Over 1 through 5 years..........................................................              1,005        5.37%

Over 5 years....................................................................                ---         N/A

Over 10 years...................................................................                ---         N/A
                                                                                              -----
Total...........................................................................              1,005
                                                                                              -----


          Total held to maturity debt securities................................             $2,867
                                                                                             ======

(1)  The Company has not invested in any tax-exempt obligations.

     As of December 31, 2001, except for the U.S. Government and its agencies, there was not any issuer within the investment portfolio who represented 10% or more of the shareholders' equity.

     Deposits and Short-Term Borrowings

     The Company's average deposits increased 46.8%, or $109.4 million, to $343.0 million during 2001 from $236.5 million during 2000. This growth is attributed to a 59.1% increase in average noninterest-bearing demand deposits, a 67.0% increase in average interest-bearing transaction account deposits, a 43.3% increase in average savings deposits, a 43.1% increase in average certificates of deposits of $100,000 or more and a 43.8% increase in other time deposits.

     Average noninterest-bearing demand deposits increased 59.1% to $44.0 million in 2001 from $27.7 million in 2000. As a percentage of average total deposits, these deposits increased to 12.9% in 2001 from 11.7% in 2000. This increase is primarily attributable to large business deposits retained by the Company during 2001. The year-end balance of noninterest-bearing demand deposits increased 138.1 % to $99.9 million at December 31, 2001, from $42.0 million at December 31, 2000. This increase is primarily attributable to the movement of large business deposits from customer repurchase agreements to demand deposits on the last day of the year as part of their intangible tax strategy.

     Average interest-bearing demand deposits increased 67.0% to $19.4 million in 2001 from $11.6 million in 2000. Average savings deposits increased 43.3% to $54.6 million in 2001, from $41.0 million in 2000. The increase in average savings deposits is primarily attributable to an increase in the Company's prime investments account, which is a specialized savings account featuring rates that are tiered according to account balance. This account pays interest at rates above those paid on interest-bearing demand deposits and regular savings deposits. Average money market deposits increased 236.8% to $4.5 million for 2001 from $1.8 million in 2000. The year-end balance of money market deposits increased 126.9% to $6.3 million at December 31, 2001 from $2.8 million at December 31, 2000. This increase is attributable primarily to increases in commercial deposit balances. Average balances of certificates of deposit of $100,000 or more increased 43.1% to $134.6 million for 2001 from $94.0 million in 2000. The year-end balance of certificates of deposit of $100,000 or more increased 66.1% to $194.0 million at December 31, 2001 from $116.8 million at December 31, 2000. The average balance for other time deposits increased 43.8% to $89.3 million for 2001 from $62.1 million in 2000. The year-end balance of other time deposits decreased 20.9% to $67.5 million at December 31, 2001 compared to $85.3 million at December 31, 2000. The increases in overall deposit balances results primarily from new deposits obtained as a result of growth in existing markets.

     The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                                              Years Ending December 31,
                                     ----------------------------------------------------------------------------
                                             2001                       2000                    1999
                                          Average     Average        Average     Average     Average     Average
                                          Balance        Rate        Balance        Rate     Balance        Rate
                                          -------        ----        -------        ----     -------        ----

                                                                 (Dollars in Thousands)
Deposit Category
Noninterest-bearing demand                $44,038          0%        $27,677          0%     $14,727          0%
Interest-bearing demand                    14,897       1.50%          9,879       1.58%       4,912       2.02%
Money market                                4,542       3.12%          1,762       3.58%       1,674       2.21%
Savings                                    54,602       3.72%         38,101       5.49%      24,427       4.72%
Certificates of deposit of
  $100,000 or more                        134,576       5.46%         94,035       6.53%      21,165       5.51%
Other time                                 89,329       5.82%         62,112       6.03%      28,723       5.56%
                                     -------------           ----------------           -------------
             Total                       $341,984       4.37%       $233,566       5.30%     $95,628       4.24%
                                     =============           ================           =============


     Interest-bearing deposits, including certificates of deposit, will continue to be a major source of funding for the Company. During 2001, aggregate average balances of time deposits of $100,000 and over comprised 39.1% of total deposits compared to 40.3% for the prior year. The average rate on certificates of deposit of $100,000 or more decreased to 5.46% in 2001, compared to 6.53% in 2000.

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and their respective contractual maturities:

                                                                   December 31,
                                     --------------------------------------------------------------------------
                                            2001                       2000                   1999
                                       Amount     Average       Amount       Average     Amount     Average
                                       ------                   ------                   ------
                                                    Rate                       Rate                   Rate
                                                    ----                       ----                   ----
                                                            (Dollars in    Thousands)

3 months or less                      $63,356       4.29%        $32,205       6.53%    $13,475       5.20%
3 - 6 months                           49,330       4.57          28,231       6.96      15,191       5.90
6 - 12 months                          25,649       4.53          27,585       6.80      17,180       6.02
Over 12 months                         55,681       4.78          28,803       7.11       5,693       5.91
                                  -----------               ------------               --------
             Total                   $194,016       4.37        $116,824       6.84     $51,539       5.84
                                  ===========               ============               ========

     Average short-term borrowings increased 88.5% to $41.2 million in 2001 from $21.8 million in 2000. Short-term borrowings consist of treasury tax and loan deposits, Federal Home Loan Bank borrowings, and repurchase agreements with certain customers. In addition, the Company has securities sold under agreements to repurchase, which are classified as secured borrowings. Average treasury tax and loan deposits decreased 5.6% to $1.7 million in 2001 from $1.8 million in 2000. Average Federal Home Loan Bank borrowings increased 18.0% to $5.9 million in 2001 compared with $5.0 million during 2000. Average repurchase agreements with customers increased 124.0% to $33.6 million in 2001 from $15.0 million in 2000. The treasury tax and loan deposits provide an additional liquidity resource to the Company as such funds are invested in Federal funds sold. The repurchase agreements represent an accommodation to certain customers that seek to maximize their return on liquid assets. The Company invests these funds primarily in securities purchased under agreements to resell at the nationally quoted rate for such investments. The year-end balance of repurchase agreements decreased 81.4% to $4.5 million at December 31, 2001 from $18.8 million at December 31, 2000.

The following table presents the components of short-term borrowings and average rates for such borrowing for the years ended December 31, 2001, 2000 and 1999:

                                                 Maximum
                                                 Amount
                                              Outstanding                                         Average
                                                 at Any       Average    Average      Ending      Rate at
Year Ended December 31,                        Month End      Balance     Rate        Balance     Year End
---------- -------- ---                        ---------      -------     ----        -------     --------

                                                                       (Dollars in  Thousands)
     2001
----------------

Treasury tax and loan deposits                   $2,285        $1,704      3.61%        $2,215        2.10%
Repurchase Agreements                            44,577        33,568      5.21%         4,496        1.65%
Federal Home Loan Bank Borrowings                 7,500         5,881      5.67%         7,500        5.53%
                                                           ----------               ----------
               Total                                          $41,153                  $14,211
                                                           ==========               ==========

     2000
----------------

Treasury tax and loan deposits                   $2,299        $1,824      6.32%        $2,223        6.36%
Repurchase Agreements                            21,240        14,956      6.04%        18,812        6.47%
Federal Home Loan Bank Borrowings                 5,000         5,000      5.97%         5,000        5.90%
                                                           ----------               ----------
               Total                                          $21,780                  $26,035
                                                           ==========               ==========

     1999
----------------

Treasury tax and loan deposits                   $2,473        $1,510      5.39%        $2,242        4.78%
Repurchase Agreements                            19,293        12,510      4.42%        11,037        5.95%
Federal Home Loan Bank Borrowings                 5,000           147      5.98%         5,000        5.48%
                                                           ----------               ----------
               Total                                          $14,167                  $18,279
                                                           ==========               ==========

     Capital Resources

     Shareholders' equity increased 19.7% to $46.1 million in 2001 from $38.6 million in 2000. This increase results primarily from proceeds of $6.96 million from issuance of Series B Preferred Stock, net income for the year of $808,000, and an increase in accumulated other comprehensive income to $244,000 at December 31, 2001 from $14,000 at December 31, 2000, representing a change in the unrealized gain/loss (after tax effect) on available for sale securities, partially offset by the repurchase of 61,100 shares of its stock totaling $359,000, and preferred stock dividends declared in the amount of $127,000 . The Company's income from operations is sufficient to meet its capital commitments.

     Average shareholders' equity as a percentage of total average assets is one measure used to determine capital strength. The ratio of average shareholders' equity to average assets decreased to 10.0% in 2001 from 12.8% in 2000.

     In 2001, the Company issued 102,283 shares of Series B Preferred stock for $68.00 per share through a private placement. Each share of preferred stock is convertible into ten shares of the Company's common stock at a price of $6.80 per share (subject to adjustment for stock splits, stock dividends, etc.). The preferred stock will be automatically converted to common stock upon the following events: 1) change in control; 2) if the average closing price of the Company's common stock for any 30 consecutive trading day period is at or above $8.00 per share; or 3) the consummation of an underwritten public offering at a price of $8.00 per share or greater of the Company's common stock. Cumulative cash dividends accrue at seven percent annually and are payable quarterly in arrears.

     In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of Series B preferred stock at that time shall receive $68.00 per share plus an amount equal to accrued and unpaid dividends thereon through and including the date of distribution prior to any distribution to holders of common stock. The liquidation preference at December 31, 2001 was $7,077,962.

     On December 18, 2001, the Company participated in pooled trust preferred offering. By issuing trust preferred securities, the Company is able to increase its Tier 1 capital for regulatory purposes without diluting the ownership interests of its common stockholders. Also, dividends paid on trust preferred securities are deductible as interest expense for income tax purposes. In connection with this transaction, the Company, through its wholly-owned subsidiary trust, Florida Banks Statutory Trust I (the "Trust"), issued $6,000,000 in trust preferred securities. The Trust also issued $186,000 of common securities to the Company and used the total proceeds to purchase $6,186,000 in 30-year subordinated debentures of the Company. The preferred securities pay dividends at an initial rate of 5.60% through March 17, 2002. The rate then becomes a floating rate based on 3-month LIBOR plus 3.60%, adjusted quarterly after each dividend payment date. Dividend payment dates are March 18, June 18, September 18 and December 18 of each year. These preferred securities include a par call option beginning December 18, 2006. The subordinated debentures are the sole asset of the Trust and are eliminated, along with the related income statement effects, in the Company's consolidated financial statements. The net proceeds from the pooled trust preferred offering included in the calculation of Tier 1 capital for regulatory purposes are $5,819,000.

                                                            Regulatory Capital Calculation
                                     -----------------------------------------------------------------------------
                                              2001                       2000                     1999
                                        Amount      Percent       Amount       Percent      Amount      Percent
                                        ------      -------       ------       -------      ------      -------

                                                             (Dollars in   Thousands)
Tier 1 Risk Based:
  Actual                                 $51,108     11.63%      $35,529         11.58%      $35,778     17.29%
  Minimum required                        17,576      4.00%       12,271          4.00%        8,278      4.00%
                                   --------------            -----------                   ---------
  Excess above minimum                   $33,532      7.63%      $23,258          7.58%      $27,500     13.29%
                                   ==============            ===========                   =========

Total Risk Based:
  Actual                                 $55,800     12.70%      $39,050         12.73%      $37,636     18.19%
  Minimum required                        35,152      8.00%       24,542          8.00%       16,567      8.00%
                                   --------------            -----------                   ---------
  Excess above minimum                   $20,648      4.70%      $14,508          4.73%      $21,069     10.19%
                                   ==============            ===========                   =========

Leverage:
  Actual                                 $51,108     10.64%      $35,529         10.28%      $35,778     20.01%
  Minimum required                        19,216      4.00%       13,828          4.00%        6,915      4.00%
                                   --------------            -----------                   ---------
  Excess above minimum                   $31,892      6.64%      $21,701          6.28%      $28,863     16.10%
                                   ==============            ===========                   =========

Total Risk Based Assets:                $439,405                $306,771                    $206,957
Total Average Assets                    $480,403                $345,707                    $172,364


     The various federal bank regulators, including the Federal Reserve and the FDIC, have risk-based capital requirements for assessing bank capital adequacy. These standards define capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Capital is classified into two tiers. For banks, Tier 1 or "core" capital consists of common shareholders' equity, qualifying perpetual preferred stock and minority interests in the common equity accounts of consolidated subsidiaries, reduced by goodwill, other intangible assets and certain investments in other corporations ("Tier 1 Capital"). Tier 2 Capital consists of Tier 1 Capital, as well as a limited amount of the allowance for possible loan losses, certain hybrid capital instruments (such as mandatory convertible debt), subordinated and perpetual debt and preferred stock which does not qualify for inclusion in Tier 1 capital ("Tier 2 Capital").

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

     The Company's Tier 1 (to risk-weighted assets) capital ratio decreased to 11.63% in 2001 from 11.58% in 2000. The Company's total risk based capital ratio decreased to 12.70% in 2001 from 12.73% in 2000. These ratios exceed the minimum capital adequacy guidelines imposed by regulatory authorities on banks and bank holding companies, which are 4.00% for Tier 1 capital and 8.00% for total risk based capital. The ratios also exceed the minimum guidelines imposed by the same regulatory authorities to be considered "well-capitalized," which are 6.00% of Tier 1 capital and 10.00% for total risk based capital.

     The Company does not have any commitments which it believes would reduce its capital to levels inconsistent with the regulatory definition of a "well capitalized" financial institution. See "Business--Supervision and Regulation."

     Liquidity Management and Interest Rate Sensitivity

     Liquidity is the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company's ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. We know of no reason why liquidity will be a problem.

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

     The following table presents, as of December 31, 2001, a summary of the Company's future contractual obligations. Each of these categories is further described in the Company's consolidated financial statements, which are incorporated herein by reference.

                                                              Payments Due By Period
                                        ---------------------------------------------------------------
                                                        Less         One to        Four      After
                                                        than          Three      to Five      Five
Contractual obligations                    Total      One Year        Years       Years      Years
-----------------------                    -----      --------        -----       -----      -----
                                                                 (Dollars in    Thousands)
Time deposits                               $261,506     $191,988        $44,621   $24,897          $0
Federal Home Loan Bank advances                7,500            0              0         0       7,500
Operating leases                               4,276          804          1,423       594       1,455
Treasury tax and loan deposits                 2,215        2,215              0         0           0
                                        ---------------------------------------------------------------
Total contractual obligations               $275,497     $195,007        $46,044   $25,491      $8,955
                                        ===============================================================

     The following table presents, as of December 31, 2001, a summary of the Company's commercial commitments. These categories are further described in the Company's consolidated financial statements, which are incorporated herein by reference.

                                                    Commitment   Expirations   By    Period
                                        -------------------------------------------------------------
                                                              Less       One to     Four       After
                                                              than       Three     to Five     Five
Other commitments                             Total         One Year     Years      Years      Years
-----------------                             -----         --------     -----      -----      -----
                                                            (Dollars In Thousands)
Commitments to fund loans                    $11,226         $11,226         $0       $0        $0
Lines of credit                              144,269          85,969     58,300        0         0
Standby letters of credit                      7,188           7,188          0        0         0
                                        -----------------------------------------------------------
Total other commitments                     $162,683        $104,383    $58,300       $0        $0
                                        ===========================================================

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

     The following table shows interest sensitivity gaps for these different intervals as of December 31, 2001. The effects of derivative instruments (foreign currency swap and interest rate swaps) have been incorporated into this table by revising the repricing intervals of the underlying assets and liabilities so they are shown repricing at the next strike date, where that differed from their contractual repricing interval.


                                                  One         One       Four to     One       Over       Non -
                                                 Month     to Three      Twelve    to Five    Five      Interest
December 31, 2001                               or Less     Months       Months     Years     Years     Sensitive    Total
-----------------                               -------     ------       ------     -----     -----     ---------    -----

ASSETS                                                            (Dollars in   Thousands)
Interest Sensitive Assets:
Availble for sale investment
 securities                                          $0       $175          $821   $20,493    $9,437          $0   $30,926
Held to maturity investment
 securities and other investments                     0          0             0     2,018       849           0     2,867
Federal funds sold and
 repurchase agreements                           54,657          0             0         0         0           0    54,657
Loans                                           153,342     47,348        19,827    97,208    83,938           0   401,663
                                             ------------------------------------------------------------------------------
     Total earning assets                      $207,999    $47,523       $20,648  $119,719   $94,224          $0  $490,113
                                             ------------------------------------------------------------------------------

LIABILITIES
Interest Sensitive Liabilities:
Interest-bearing demand deposits                 19,164          0             0         0         0           0    19,164
Savings deposits                                 62,550          0             0         0         0       1,788    64,338
Money market deposits                                 0          0             0         0         0       6,342     6,342
Certificates of deposit of
 $100,000 or more                                 9,140     54,238        80,138    50,500         0           0   194,016
Other time deposits                               5,361     17,617        30,355    14,157         0           0    67,490
Repurchase agreements                                                                                      4,496     4,496
Other borrowed funds                              9,715          0             0         0         0           0     9,715
                                             ------------------------------------------------------------------------------
     Total interest-bearing
liabilities                                    $105,930    $71,855      $110,493   $64,657        $0     $12,626  $365,561
                                             ------------------------------------------------------------------------------

Interest sensitivity gap:
Amount                                         $102,069   ($24,332)     ($89,845)  $55,062   $94,224    ($12,626) $124,552
                                             ------------------------------------------------------------------------------
Cumulative amount                               102,069     77,737       (12,108)   42,954   137,178     124,552         0
Percent of total earning assets                   20.83%     -4.96%       -18.33%    11.23%    19.22%      -2.58%   -25.41%
Cumulative percent of total earning assets        20.83%     15.86%        -2.47%     8.76%    27.98%      25.41%     0.00%

Ratio of rate sensitive assets to rate
  sensitive liabilities                            1.96 x      .66 x         .19 x    1.85 x     N/A

Cumulative ratio of rate sensitive assets
to rate sensitive
liabilities                                        1.96 x     1.44 x         .96 x    1.12 x    1.34 x

     In the current interest rate environment, the liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable performance levels. A decreasing rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing rate environment, earnings are positively impacted. This asset/liability mismatch in pricing is referred to as gap ratio and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap ratio of 1.00 means that assets and liabilities are perfectly matched as to repricing. Management has specified gap ratio guidelines for a one year time horizon of between .60 and 1.20 years for the Company. At December 31, 2001, the Company had cumulative gap ratios of approximately 1.44 for the three month time period and .96 for the one year period ending December 31, 2002. Thus, over the next twelve months, rate-sensitive liabilities will reprice slightly faster than rate-sensitive assets. However, relative repricing frequency of rate-sensitive assets vs. rate-sensitive liabilities is not the sole indicator of changes in net interest income in a fluctuating interest rate environment, as further discussed below.

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

     In addition to the gap analysis, management uses rate shock simulation to measure the rate sensitivity of its balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on the Company's net interest margin. The Company measures its interest rate risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a period of twelve months. The Company's most recent rate shock simulation analysis, which was performed as of December 31, 2001, indicates that a 200 basis point decrease in rates would cause a decrease in net interest income of $1.2 million over the next twelve-month period. Conversely, a 200 basis point increase in rates would cause an increase in net interest income of $1.0 million over a twelve-month period.

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

     The following  instruments  qualify as  derivatives  as defined by SFAS No.
133:



                                             December 31, 2001
                                            -------------------------------------
                                             Contract/Notional        Fair        Weighted Average     Weighted Average
                                                  Amount             Value          Paying Rates        Receiving Rates

Interest rate swap agreements                  $ 8,870,000          $241,000            3.70%                6.67%
Foreign currency swap agreements               $ 2,000,000          $ 39,000            4.99%                5.44%

     Interest rate swap agreements consist of an agreement which qualifies for the fair value method of hedge accounting under the "short-cut method" based on the guidelines established by SFAS No. 133, and several loan participation agreements accounted for as derivatives which do not qualify for hedge accounting. The Company recognized a gain of approximately $50,000 during the year ended December 31, 2001 as a result of changes in the fair value of those loan participation agreements. Additionally, the Company entered into a foreign currency swap agreement during the first quarter of 2001. This swap agreement does not qualify for hedge accounting under SFAS No. 133. Accordingly, all changes in the fair value of the foreign currency swap agreement will be reflected in the earnings of the Company. The Company recognized a gain of approximately $6,000 during the year ended December 31, 2001, as a result of changes in the fair value of the foreign currency agreement.

     At December 31, 2000, the estimated net fair value of the Company's outstanding interest rate swaps was $794,000. For the year ended December 31, 2001, there were no realized gains or losses on terminated interest rate swaps.

     At December 31, 2001, available for sale debt securities with a carrying value of approximately $21.5 million are scheduled to mature within the next five years. Of this amount, $996,000 is scheduled to mature within one year. The Company's main source of liquidity is Federal funds sold and repurchase agreements. Average Federal funds sold and repurchase agreements were $29.7 million in 2001, or 7.3% of average earning assets, compared to $11.9 million in 2000, or 7.8% of average earning assets. Federal funds sold and repurchase agreements totaled $54.7 million at December 31, 2001, or 11.0% of earning assets, compared to $31.0 million at December 31, 2000, or 8.8% of earning assets.

     At December 31, 2001, loans with a carrying value of approximately $293.2 million are scheduled to mature within the next five years. Of this amount, $101.5 million is scheduled to mature within one year.

     The Company's average loan-to-deposit ratio increased 41 basis points to 99.0% for 2001 from 94.9% for 2000. The Company's total loan-to-deposit ratio decreased 46 basis points to 89.0% at December 31, 2001 from 93.6% at December 31, 2000.

     The Company has short-term funding available through various Federal Funds lines of credit with other financial institutions and its membership in the Federal Home Loan Bank of Atlanta ("FHLBA"). Further, the FHLBA membership provides the availability of participation in loan programs with varying maturities and terms. At December 31, 2001, the Company had borrowings from the FHLBA in the amount of $7.5 million.

     There are no known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in liquidity increasing or decreasing in any material way.

     The Company has no off-balance sheet activities with unconsolidated or limited purpose entities.

     It is anticipated that the Company will find it necessary to raise additional capital during 2002 to maintain its classification by regulatory authorities as "well capitalized". This results from the rate of growth of the Company. Management and the Board of Directors are currently evaluating several alternatives for raising capital.

Critical Accounting Policies

     The preparation of the financial statements, on which this Management's Discussion and Analysis is bases, requires Management to make estimates, which impact these financial statements. The most critical of these estimates and accounting policies relate to the allowance for loan losses, other real estate owned, and derivative financial instruments. For a more complete discussion of these and other accounting policies, see Note 1 to the Company's consolidated financial statements.

     Allowance for Loan Losses - The Company carefully monitors the credit quality of loan portfolios and makes estimates about the amount of credit losses that have been incurred at each financial statement reporting date. This process significantly impacts the financial statements and involves complex, subjective judgments. The allowance is largely determined based upon the market value of the underlying collateral. Market values of collateral are generally based upon appraisals obtained from independent appraisers. If market conditions decline, the allowance for loan losses would be negatively impacted resulting in a negative impact on the Company's earnings. The allowance for loan losses is a significant estimate that can and does change based on management's assumptions about specific borrowers and applicable economic and environmental conditions, among other factors.

     Other Real Estate Owned - At December 31, 2001, the Company had one piece of real estate that was obtained through a foreclosure. The property has been recorded based upon the market value determined by an independent appraisal less estimated selling cost. If market conditions decline in the area in which the property is located (Hillsborough County, Florida), then the value of other real estate owned will be negatively impacted, resulting in a negative impact to the Company's earnings.

     Derivative Instruments - The Company has entered into several interest swaps, a foreign currency swap and has provided interest rate swaps to loan participants. As a result of these activities the Company recognized a net gain on derivative instruments of $84,000 for the year ended December 31, 2001 determined by the change in the fair market value of these derivative instruments. The fair market value of these instruments is determined by quotes obtained from the related counter parties in combination with a valuation model utilizing discounted cash flows. The valuation of these derivative instruments is a significant estimate that is largely affected by changes in interest rates. If interest rates significantly increase or decrease, the value of these instruments will significantly change, resulting in an impact on the earnings of the Company.

Recent Accounting Pronouncements

     In July of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 establishes accounting and reporting standards for business combinations.
This Statement eliminates the use of the pooling-of-interests method of accounting for business combinations, requiring future business combinations to be accounted for using the purchase method of accounting. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. The Statement will not have an impact on the Company's consolidated financial position and results of operations.

     SFAS No. 142 establishes accounting and reporting standards for goodwill and other intangible assets. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. SFAS No. 142 is required to be adopted for fiscal years beginning after December 15, 2001. As the Company currently has no goodwill or intangible assets, the adoption of the Statement will not have an impact on the Company's consolidated financial position and results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived assets. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Statement will not have an impact on the Company's consolidated financial position and results of operations.

     In August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It does not appear the Statement will have a material impact on the Company's consolidated financial position and results of operations.

     In July 2001, the SEC released Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues". SAB No. 102 expresses the SEC Staff's views on the development, documentation and application of a systematic methodology in determining a GAAP allowance for loan losses. The SAB stresses that the methodology for computing the allowance be both disciplined and consistent, and emphasizes that the documentation supporting the allowance and provision must be sufficient. SAB No. 102 provides guidance that is consistent with the Federal Financial Institutions Examination Council's (FFIEC") Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions, which was also issued in July 2001. SAB No. 102 is applicable to all registrants with material loan portfolios while the parallel guidance of the FFIEC is applicable only to banks and savings institutions. The adoption of this bulletin did not have a material impact on the reported consolidated financial position or results of operations of the Company.

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

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     --------------------------------------------------------------------

     Refer to "Liquidity Management and Interest Rate Sensitivity" in Item 7. Management Discussion and Analysis for discussion of interest rate fluctuations.

Derivative Financial Instruments

     The Company is exposed to market risks, including fluctuations in interest rates, variability in spread relationships (Prime to LIBOR spreads), mismatches of repricing intervals between finance receivables and related funding obligations, and variability in currency exchange rates. The Company has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks. Sensitivity of earnings to these risks are managed by entering into securitization transactions, issuing debt obligations with appropriate price and term characteristics, and utilizing derivative financial instruments. These derivative financial instruments consist primarily of interest rate swaps and foreign currency swaps. The Company does not use derivative financial instruments for trading purposes.

     The   Company   uses   interest   rate  swap   agreements   to  change  the
characteristics of its fixed and variable rate exposures and to manage the Company's asset/liability match. The Company's interest rate swap portfolio is an integral element of its risk management policy, and as such, all swaps are linked to an underlying debt. The Company entered into a foreign currency swap agreement during the first quarter of 2001. The purpose of this transaction is to mitigate fluctuations in the exchange rate of the dollar and the Japanese yen, which might otherwise adversely affect the interest income on a loan denominated in Japanese Yen and tied to Japanese interest rates. This swap agreement does not qualify for hedge accounting under SFAS No. 133. Accordingly, all changes in the fair value of the foreign currency swap agreement will be reflected in the earnings of the Company.

     Refer to "Interest Rate Sensitivity and Liquidity Management" in Item 7., Management Discussion and Analysis for discussion of derivative instruments.

Item 8. Financial Statements and Supplementary Data.
------- --------------------------------------------


The following financial statements are filed with this report:

     Consolidated Balance Sheets - December 31, 2001 and 2000

     Consolidated Statements of Operations - Years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Shareholders' Equity - Years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of
Florida Banks, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Florida Banks, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



February 8, 2002



                                                                                            2001              2000

ASSETS
CASH AND CASH EQUIVALENTS:
  Cash and due from banks                                                                  $19,332,159      $12,730,964
  Federal funds sold and repurchase agreements                                              54,657,000       30,957,000
                                                                                           -----------      -----------

           Total cash and cash equivalents                                                  73,989,159       43,687,964

INVESTMENT SECURITIES:
  Available for sale, at fair value (cost $33,562,507 and
    $32,039,307 at December 31, 2001 and 2000)                                              33,954,045       32,061,545
  Held to maturity (fair value $2,934,245 and $3,486,595
    at December 31, 2001 and 2000)                                                           2,867,163        3,428,558
  Other investments                                                                          2,064,550        1,266,000
                                                                                           -----------      -----------

          Total investment securities                                                       38,885,758       36,756,103

LOANS, net of allowance for loan losses of $4,692,216
  and $3,510,677 at December 31, 2001 and 2000                                             396,751,695      282,014,943

PREMISES AND EQUIPMENT, NET                                                                  3,361,882        3,300,170

ACCRUED INTEREST RECEIVABLE                                                                  1,722,746        1,897,303

DEFERRED INCOME TAXES, NET                                                                   4,016,786        4,605,153

DERIVATIVE INSTRUMENTS                                                                         279,784

OTHER REAL ESTATE OWNED                                                                      2,777,827

OTHER ASSETS                                                                                   537,588          535,408
                                                                                           -----------      -----------
TOTAL ASSETS                                                                              $522,323,225     $372,797,044
                                                                                           ===========      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing                                                                      $99,899,425      $41,965,131
  Interest-bearing                                                                         351,349,850      263,274,321
                                                                                           -----------     -----------
          Total deposits                                                                   451,249,275      305,239,452

REPURCHASE AGREEMENTS                                                                        4,495,547       18,812,378

OTHER BORROWED FUNDS                                                                         9,714,692        7,223,402

ACCRUED INTEREST PAYABLE                                                                     2,863,882        2,206,379

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                        2,038,795          758,994
                                                                                           -----------         -------

          Total liabilities                                                                470,362,191      334,240,605
                                                                                           -----------      -----------

COMPANY OBLIGATED MANDITORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUST                                                   5,819,000
                                                                                           -----------

COMMITMENTS (NOTE 9)

SHAREHOLDERS' EQUITY:
  Series B preferred stock, $68.00 par value, 1,000,000 shares authorized,
    102,283 shares issued and outstanding                                                    6,955,244
  Common stock, $.01 par value; 30,000,000 shares authorized
   5,979,860 and 5,929,751 shares issued, respectively                                          59,799           59,298
  Additional paid-in capital                                                                46,828,142       46,750,329
  Accumulated deficit (deficit of $8,134,037
    eliminated upon quasi-reorganization on December 31, 1995)                              (6,079,156)      (6,760,222)
  Treasury stock, 302,200 and 241,100 shares at cost, respectively                          (1,866,197)      (1,506,836)
  Accumulated other comprehensive income, net of tax                                           244,202           13,870
                                                                                           -----------      -----------

          Total shareholders' equity                                                        46,142,034       38,556,439
                                                                                           -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $522,323,225     $372,797,044
                                                                                           ===========      ===========

See notes to consolidated financial statements.



                                                                          2001              2000             1999
                                                                     ---------------- ----------------- ----------------

INTEREST INCOME:
  Loans, including fees                                                 $ 27,692,486       $20,072,894      $ 9,034,939
  Investment securities                                                    2,653,164         2,477,179        1,518,052
  Federal funds sold                                                         819,741         1,215,804          257,042
  Repurchase agreements                                                      214,787               219          332,871
                                                                        ------------      ------------      -----------
          Total interest income                                           31,380,178        23,766,096       11,142,904
                                                                        ------------      ------------      -----------

INTEREST EXPENSE:
  Deposits                                                                14,948,191        12,393,304        4,053,353
  Repurchase agreements                                                    1,204,752           903,794          552,499
  Borrowed funds                                                             395,131           413,938           90,442
                                                                        ------------      ------------      -----------

          Total interest expense                                          16,548,074        13,711,036        4,696,294
                                                                        ------------      ------------      -----------

NET INTEREST INCOME                                                       14,832,104        10,055,060        6,446,610

PROVISION FOR LOAN LOSSES                                                  1,889,079         1,912,380        1,610,091
                                                                        ------------      ------------      -----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                         12,943,025         8,142,680        4,836,519
                                                                        ------------      ------------      -----------

NONINTEREST INCOME:
  Service fees                                                             1,224,020           705,584          454,660
  Gain on sale of loans                                                      104,151             1,135
  Gain (loss) on sale of available for sale investment securities             73,976             9,864           (4,274)
  Other noninterest income                                                   645,856           295,735          131,110
                                                                        ------------      ------------      -----------

                                                                           2,048,003         1,011,183          582,631
                                                                        ------------      ------------      -----------

NONINTEREST EXPENSES:
  Salaries and benefits                                                    8,761,416         6,813,011        5,501,251
  Occupancy and equipment                                                  1,785,996         1,527,775          951,155
  Data processing                                                            677,963           456,972          265,499
  Dividends on preferred security of subsidiary trust                         12,995
  Other                                                                    2,454,819         2,087,962        1,624,186
                                                                        ------------      ------------      -----------

                                                                          13,693,189        10,885,720        8,342,091
                                                                        ------------      ------------      -----------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
  FOR INCOME TAXES                                                         1,297,839        (1,731,857)      (2,922,941)

PROVISION (BENEFIT) FOR INCOME TAXES                                         489,400          (651,704)      (1,075,781)
                                                                        ------------      ------------      -----------

NET INCOME (LOSS)                                                            808,439        (1,080,153)      (1,847,160)

PREFERRED STOCK DIVIDENDS                                                   (250,091)
                                                                                                            -----------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                           $    558,348       $(1,080,153)     $(1,847,160)
                                                                        ============       ===========      ===========

EARNINGS (LOSS) PER COMMON SHARE:
  Basic                                                                 $       0.10       $     (0.19)     $     (0.32)
                                                                        ============       ===========      ===========
  Diluted                                                               $       0.10       $     (0.19)     $     (0.32)
                                                                        ============       ===========      ===========


See notes to consolidated financial statements.







                                                             Preferred Stock               Common Stock           Additional
                                                      ----------------------------   --------------------------    Paid-In
                                                         Shares      Par Value          Shares      Par Value      Capital

BALANCE, JANUARY 1, 1999                                                                 5,852,756    $ 58,528     $ 46,373,946

Comprehensive loss:

  Net loss
  Unrealized loss on available for sale
    investment securities, net of tax of $396,270
      Comprehensive loss

Exercise of stock options                                                                    1,000          10            9,990

Purchase of treasury stock
                                                      ------------    ------------      ----------    --------     ------------
BALANCE, DECEMBER 31, 1999                                                               5,853,756      58,538       46,383,936

Comprehensive loss:

  Net loss
  Unrealized gain on available for sale investment
   securities, net of tax of $411,821
      Comprehensive loss

Issuance of common stock under employee
  stock purchase plan                                                                       75,995         760          366,393

Purchase of treasury stock
                                                      ------------    ------------      ----------    --------     ------------
BALANCE, DECEMBER 31, 2000                                                               5,929,751      59,298       46,750,329

Comprehensive income:

  Net income
  Unrealized gain on available for sale investment securities, net of tax of $138,968

      Comprehensive income

Issuance of common stock under
  employee stock purchase plan                                                              50,109         501          226,587

Issuance of Series B preferred stock, net                  102,283       6,955,244                                     (148,774)

Series B preferred stock cash dividend declared

Purchase of treasury stock

BALANCE, DECEMBER 31, 2001                                 102,283    $  6,955,244       5,979,860    $ 59,799     $ 46,828,142
                                                      ============    ============      ==========    ========     ============


See notes to consolidated financial statements.







                                                              Preferred Stock               Common Stock           Additional
                                                       ----------------------------   --------------------------    Paid-In
                                                          Shares      Par Value          Shares      Par Value      Capital

BALANCE, JANUARY 1, 1999                                                                   5,852,756   $ 58,528     $ 46,373,946

Comprehensive loss:

  Net loss
  Unrealized loss on available for sale
    investment securities, net of tax of $396,270
      Comprehensive loss

Exercise of stock options                                                                      1,000         10            9,990

Purchase of treasury stock
                                                       ------------    ------------       ----------   --------     ------------
BALANCE, DECEMBER 31, 1999                                                                 5,853,756     58,538       46,383,936

Comprehensive loss:

  Net loss
  Unrealized gain on available for sale investment
   securities, net of tax of $411,821
      Comprehensive loss

Issuance of common stock under employee
  stock purchase plan                                                                         75,995        760          366,393

Purchase of treasury stock
                                                       ------------    ------------       ----------   --------     ------------
BALANCE, DECEMBER 31, 2000                                                                 5,929,751     59,298       46,750,329

Comprehensive income:

  Net income
  Unrealized gain on available for sale investment securities, net of tax of $138,968

      Comprehensive income

Issuance of common stock under
  employee stock purchase plan                                                                50,109        501          226,587

Issuance of Series B preferred stock, net                   102,283       6,955,244                                     (148,774)

Series B preferred stock cash dividend declared

Purchase of treasury stock

BALANCE, DECEMBER 31, 2001                                  102,283    $  6,955,244        5,979,860   $ 59,799     $ 46,828,142
                                                       ============    ============       ==========   ========     ============







                                                                                          Accumulated
                                                                                             Other
                                                                                         Comprehensive
                                                        Accumulated       Treasury       Income (Loss),
                                                          Deficit          Stock           Net of Tax          Total

BALANCE, JANUARY 1, 1999                               $ (3,832,909)                       $ (11,716)       $ 42,587,849

Comprehensive loss:

  Net loss                                               (1,847,160)                                          (1,847,160)
  Unrealized loss on available for sale
    investment securities, net of tax of $396,270                                           (656,990)           (656,990)
      Comprehensive loss                                                                                    ------------
                                                                                                              (2,504,150)
Exercise of stock options
                                                                                                                  10,000
Purchase of treasury stock
                                                                       $   (858,844)                            (858,844)
BALANCE, DECEMBER 31, 1999                             ------------    ------------        ---------        ------------

Comprehensive loss:                                      (5,680,069)       (858,844)        (668,706)         39,234,855

  Net loss
  Unrealized gain on available for sale investment
   securities, net of tax of $411,821                    (1,080,153)                                          (1,080,153)
      Comprehensive loss
                                                                                             682,576             682,576
Issuance of common stock under employee                                                                     ------------
  stock purchase plan                                                                                           (397,577)

Purchase of treasury stock
                                                                                                                 367,153
BALANCE, DECEMBER 31, 2000
                                                                           (647,992)                            (647,992)
Comprehensive income:                                  ------------    ------------        ---------        ------------

  Net income                                             (6,760,222)     (1,506,836)          13,870          38,556,439
  Unrealized gain on available for sale investment
    securities, net of tax of $138,968

      Comprehensive income                                  808,439                                              808,439

Issuance of common stock under                                                               230,332             230,332
  employee stock purchase plan                                                                              ------------

Issuance of Series B preferred stock, net                                                                      1,038,771

Series B preferred stock cash dividend declared
                                                                                                                 227,088
Purchase of treasury stock
                                                                                                               6,806,470
BALANCE, DECEMBER 31, 2001
                                                           (127,373)                                            (127,373)

                                                                           (359,361)                            (359,361)
See notes to consolidated financial statements.        ------------    ------------        ---------        ------------

                                                       $ (6,079,156)   $ (1,866,197)       $ 244,202        $ 46,142,034
                                                       ============    ============        =========        ============



                                                                                      2001              2000               1999
                                                                                  -------------     -------------     -------------

OPERATING ACTIVITIES:
  Net income (loss)                                                               $     808,439     $  (1,080,153)    $  (1,847,160)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                     756,426           647,891           350,204
      Loss on disposition of furniture and equipment                                     17,628            15,468               450
      Deferred income tax expense (benefit)                                             449,400          (651,704)       (1,075,781)
      (Gain) loss on sale of securities                                                 (73,976)           (9,864)            4,274
      Gain on sale of real estate owned                                                 (24,928)          (18,263)
      Loss on foreign currency translation                                              206,151
      Gain on derivative instruments                                                   (262,008)
      (Accretion) amortization of (discount) premiums on investments, net              (295,582)         (196,934)           41,064
      Amortization of premiums on loans                                                 196,651           112,308             3,043
      Provision for loan losses                                                       1,889,079         1,912,380         1,610,091
      Decrease (increase) in accrued interest receivable                                174,557          (876,128)         (542,475)
      Increase in other assets                                                           (2,180)         (328,023)          (79,299)
      Increase in accrued interest payable                                              657,503         1,589,830           397,652
      Increase (decrease) in accounts payable and accrued expenses                    1,279,801          (167,948)          506,602
                                                                                  -------------     -------------     -------------
           Net cash provided by (used in) operating activities                        5,776,961           948,860          (631,335)
                                                                                  -------------     -------------     -------------

INVESTING ACTIVITIES:
  Proceeds from sales, paydowns and maturities of investment securities:
    Available for sale                                                               15,808,333        12,261,314        28,974,876
    Held to maturity                                                                  4,154,215         1,082,529
  Purchases of investment securities:
    Available for sale                                                              (17,193,780)      (15,560,354)      (35,733,287)
    Held to maturity                                                                 (3,361,015)       (4,362,796)
    Other                                                                              (798,550)         (364,200)         (609,950)
  Net increase in loans                                                            (119,896,460)     (129,226,819)      (91,214,841)
  Purchases of premises and equipment                                                  (839,608)       (1,522,711)       (1,969,539)
  Proceeds from the sale of premises and equipment                                        3,841                                 350
  Proceeds from the sale of real estate owned                                           114,928           864,263
                                                                                  -------------     -------------     -------------
           Net cash used in investing activities                                   (122,008,096)     (136,828,774)     (100,552,391)
                                                                                  -------------     -------------     -------------

FINANCING ACTIVITIES:
  Net increase in demand deposits,
    money market accounts and savings accounts                                       86,829,039        29,713,892        38,789,882
  Net increase in time deposits                                                      59,390,096       116,787,033        55,695,191
  Proceeds from issuance of preferred stock, net                                      6,806,470
  Proceeds from issuance of trust preferred securities, net                           5,819,000
  Exercise of stock options                                                                                                  10,000
  Purchase of treasury stock                                                           (359,361)         (647,992)         (858,844)
  Preferred dividends paid                                                             (127,373)
  Proceeds from FHLB advances                                                         9,500,000         5,000,000         5,000,000
  Repayment of FHLB advances                                                         (7,000,000)       (5,000,000)
  (Decrease) increase in repurchase agreements                                      (14,316,831)        7,775,267         5,368,447
  (Decrease) increase in other borrowed funds                                            (8,710)          (18,950)        2,192,539
                                                                                  -------------     -------------     -------------
           Net cash provided by financing activities                                146,532,330       153,609,250       106,197,215
                                                                                  -------------     -------------     -------------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                                               30,301,195        17,729,336         5,013,489

CASH AND CASH EQUIVALENTS:

  Beginning of year                                                                  43,687,964        25,958,628        20,945,139
                                                                                  -------------     -------------     -------------

  End of year                                                                     $  73,989,159     $  43,687,964     $  25,958,628
                                                                                  =============     =============     =============
See notes to consolidated financial statements.


FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


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

      The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The following summarizes these policies and practices:

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses and the valuation of other real estate owned, deferred tax assets and embedded derivative instruments.

      Cash and Cash Equivalents - Cash and cash equivalents include cash and due from banks, Federal funds sold and repurchase agreements all of which mature within ninety days. Generally, Federal funds and repurchase agreements are sold for one day periods.

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

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999   (Continued)
--------------------------------------------------------------------------------


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

      Nonrefundable fees and certain direct costs associated with originating or acquiring loans are recognized over the life of the related loans on the interest method.

      Allowance for Loan Losses - The determination of the balance in the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for probable loan losses after giving consideration to the growth and composition of the loan portfolio, current economic conditions, past loss experience, evaluation of probable losses in the current loan portfolio and such other factors that warrant current recognition in estimating loan losses.

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

      Income Taxes - Deferred tax liabilities are recognized for temporary differences that will result in amounts taxable in the future and deferred tax assets are recognized for temporary differences and tax benefit carryforwards that will result in amounts deductible or creditable in the future. Net deferred tax liabilities or assets are recognized through charges or credits to the deferred tax provision. A deferred tax valuation

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999   (Continued)
--------------------------------------------------------------------------------


      allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Subsequent to the Company's quasi-reorganization (see note 18) reductions in the deferred tax valuation allowance are credited to additional paid-in capital.

      Derivative Instruments - As part of the its asset/liability management policy, the Company uses derivatives to manage interest and foreign currency exchange rate exposures by modifying the characteristics of the related balance sheet instruments. In accordance with Statement of Financial Accounting Standard ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, derivatives are carried at fair value. The accounting for changes in the fair value (that is, gains or losses) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged items are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded to other comprehensive income and are recognized in the statement of operations when the hedged item affects earnings. See Note 5 for additional information regarding derivative instruments.

      Other Real Estate Owned - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

      Repurchase Agreements - Repurchase agreements consist of agreements with customers to pay interest daily on funds swept into a repo account based on a rate of .75% to 1.00% below the Federal funds rate. Such agreements generally mature within one to four days from the transaction date. In addition, the Company has securities sold under agreements to repurchase, which are classified as secured borrowings. Such borrowings generally mature within one to thirty days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. Information concerning repurchase agreements for the years ended December 31, 2001 and 2000 is summarized as follows:


                                                        2001            2000

      Average balance during the year              $ 33,568,040     $ 14,955,704
      Average interest rate during the year             3.59%            6.04%
      Maximum month-end balance during the year    $ 44,576,894     $ 21,240,341



      Other Borrowed Funds - Other borrowed funds consist of Federal Home Loan Bank borrowings and treasury tax and loan deposits. Treasury tax and loan deposits generally are repaid within one to 120 days from the transaction date.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999   (Continued)
--------------------------------------------------------------------------------


      Stock Options - The Company has elected to account for its stock options under the intrinsic value based method with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 Accounting for Stock Based Compensation, had been applied. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

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

      Transfers of Financial Assets - Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

      Earnings Per Common Share - Basic earnings per common share ("EPS") excludes dilution and is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects additional common shares that would have been issued, as well as any adjustment to income that would result form the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and convertible preferred stock and are determined using the treasury stock method.

      Recent Accounting Pronouncements - In July of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 establishes accounting and reporting standards for business combinations. This Statement eliminates the use of the pooling-of-interests method of accounting for business combinations, requiring future business combinations to be accounted for using the purchase method of accounting. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. The Statement did not have an impact on the Company's consolidated financial position and consolidated results of operations in 2001.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999   (Continued)
--------------------------------------------------------------------------------


      SFAS No. 142 establishes accounting and reporting standards for goodwill and other intangible assets. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. SFAS No. 142 is required to be adopted for fiscal years beginning after December 15, 2001. As the Company currently has no goodwill or intangible assets, the adoption of the Statement will not have an impact on the Company's consolidated financial position and consolidated results of operations.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived assets. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Statement will not have an impact on the Company's consolidated financial position and results of operations.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It does not appear the Statement will have a material impact on the Company's consolidated financial position and results of operations.

      In July 2001, the SEC released Staff Accounting Bulletin ("SAB") No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 expresses the SEC Staff's views on the development, documentation and application of a systematic methodology in determining a generally accepted accounting policies ("GAAP") allowance for loan losses. The SAB stresses that the methodology for computing the allowance be both disciplined and consistent, and emphasizes that the documentation supporting the allowance and provision must be sufficient. SAB No. 102 provides guidance that is consistent with the Federal Financial Institutions Examination Council's ("FFIEC") Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Saving Institutions, which was also issued in July 2001. SAB No. 102 is applicable to all registrants with material loan portfolios while the parallel guidance of the FFIEC is applicable only to banks and savings institution. The adoption of this bulletin did not have a material impact on reported results of operations of the Company.

      Reclassifications - Certain  reclassifications  have been made to the 2000
      and  1999   consolidated   financial   statements   to  conform  with  the
      presentation adopted in 2001.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999   (Continued)
--------------------------------------------------------------------------------


2.    INVESTMENT SECURITIES


      The amortized cost and estimated fair value of available for sale and held to maturity investment securities as of December 31, 2001 and 2000 are as follows:



                                                                        Gross            Gross
                                                      Amortized       Unrealized       Unrealized            Fair
                                                        Cost            Gains            Losses              Value
      December 31, 2001 Available for sale:
        U.S. Treasury securities and
          other U.S. agency obligations             $    840,341       $  17,615                          $   857,956
        State and municipal                            1,285,000          63,230                            1,348,230
        Mortgage-backed securities                    28,409,558         445,563        $ (134,870)        28,720,251
                                                    ------------       ---------        -----------       -----------

                Total debt securities                 30,534,899         526,408          (134,870)        30,926,437

        Mutual Fund                                    3,027,608                                            3,027,608
                                                    ------------                                          -----------
                Total securities available            33,562,507         526,408          (134,870)        33,954,045
                  for sale

      Held to maturity:
        U.S. Treasury securities and
          other U.S. agency obligations                1,861,974          35,991            (1,320)         1,896,645
        Mortgage-backed securities                     1,005,189          32,411                            1,037,600
                                                    ------------       ---------                          -----------

                                                    $ 2,867,163        $  68,402        $   (1,320)       $ 2,934,245
                                                    ============       =========        ==========        ===========



                                                                   Gross            Gross
                                                Amortized        Unrealized       Unrealized           Fair
                                                  Cost             Gains            Losses             Value
December 31, 2000 Available for sale:
  U.S. Treasury securities and
    other U.S. agency obligations              $ 1,748,054        $    250         $  (2,694)       $ 1,745,610
  State and municipal                            1,435,000          22,893                            1,457,893
  Mortgage-backed securities                    28,856,253         247,894          (246,105)        28,858,042
                                               -----------        --------         ---------        -----------

                                                32,039,307         271,037          (248,799)        32,061,545

Held to maturity:
  U.S. Treasury securities and
  other U.S. agency obligations                  3,428,558          66,906            (8,869)         3,486,595
                                                ----------        --------         ---------        -----------

                                               $35,467,865        $337,943         $(257,668)       $35,548,140
                                               ===========        =========        =========        ===========


      Expected maturities of debt securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The amortized cost and

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999   (Continued)
--------------------------------------------------------------------------------


      estimated fair value of debt securities available for sale, at December 31, 2001, by contractual maturity, are shown below:


                                                          Available for Sale                          Held to Maturity
                                              ------------------------------------------   ------------------------------------
                                                Amortized                       Fair        Amortized                 Fair
                                                  Cost                          Value         Cost                    Value

Due before one year
Due after one year through five years          $    885,000                 $    921,988
Due after five years through ten years              440,000                      465,661    $   992,462             $ 1,015,000
Due after ten years                                 800,341                      818,537        869,512                 881,645
                                               ------------                 ------------    -----------             -----------
                                                  2,125,341                    2,206,186      1,861,974               1,896,645
Mortgage-backed securities                       28,409,558                   28,720,251      1,005,189               1,037,600
                                               ------------                 ------------    -----------             -----------

      Total                                    $ 30,534,899                 $ 30,926,437    $ 2,867,163             $ 2,934,245
                                               ============                 ============    ===========             ===========

      Investment securities with a carrying value of $27,335,655 and $21,032,693 were pledged as security for certain borrowed funds and public deposits held by the Company at December 31, 2001 and 2000, respectively.

3.    LOANS

      Loans at December 31, are summarized as follows:


                                                                                  2001                 2000

Commercial real estate                                                        $ 210,373,284        $ 158,653,667
Commercial                                                                      142,910,691          102,391,117
Residential mortgage                                                             22,308,820            9,795,665
Consumer                                                                         23,158,053           13,036,447
Credit card and other loans                                                       2,911,884            1,747,145
                                                                              -------------           ---------
          Total loans                                                           401,662,732          285,624,041
Allowance for loan losses                                                        (4,692,216)          (3,510,677)
Net deferred loan fees                                                             (218,821)             (98,421)
                                                                              -------------            --------

Net loans                                                                     $ 396,751,695        $ 282,014,943
                                                                              =============        =============


      Changes in the allowance for loan losses are summarized as follows:


                                                                                     2001               2000

Balance, beginning of year                                                        $ 3,510,677       $ 1,858,040

Provision for loan losses                                                           1,889,079         1,912,380
Charge-offs                                                                          (827,784)         (401,329)
Recoveries                                                                            120,244           141,586
                                                                                  -----------       -----------

Balance, end of year                                                              $ 4,692,216       $ 3,510,677
                                                                                  ===========       ===========

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999   (Continued)
--------------------------------------------------------------------------------


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

      Nonaccrual loans totaled approximately $1,090,000 and $1,547,000 of which approximately $681,000 and $872,000 is guaranteed by the SBA at December 31, 2001 and 2000, respectively. The effects of carrying nonaccrual loans during 2001, 2000, and 1999 resulted in a reduction of interest income of approximately $147,000, $151,000 and $76,000, respectively.

      The following is a summary of information pertaining to impaired loans:

                                                                                          December 31,
                                                                                     2001             2000
                                                                                  -----------       ---------
                                                                                        (approximately)

Impaired loans with a valuation allowance                                         $ 1,184,000       $ 946,000
Impaired loans without a valuation allowance
Total impaired loans                                                              $ 1,184,000       $ 946,000
                                                                                  ===========       =========

Impaired loans guaranteed by the SBA                                                                $ 147,000

Valuation allowance related to impaired loans                                     $   295,000       $ 329,000


                                                                      Years ended December 31,
                                                           2001                2000                 1999
                                                       -----------         -----------          -----------
                                                                          (approximately)

Average investment in impaired loans                   $ 1,065,000         $ 3,230,000          $ 2,077,000


      The interest income recognized on impaired loans for the years ended December 31, 2001, 2000 and 1999 was not significant.

      No additional funds are committed to be advanced in connection with impaired loans.

      At December 31, 2001, restructured loans amounted to approximately $1,095,000. There were no restructured loans at December 31, 2000. No additional funds are committed to be advanced in connection with restructured loans.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999   (Continued)
--------------------------------------------------------------------------------


4.    PREMISES AND EQUIPMENT

      Major classifications of these assets are as follows:




                                                                                    2001                2000

Land                                                                            $     95,000        $    95,000
Buildings                                                                            660,315            660,315
Leasehold improvements                                                               956,465            787,985
Furniture, fixtures and equipment                                                  3,756,657          3,145,737
                                                                                   5,468,437          4,689,037
Accumulated depreciation and
  amortization                                                                    (2,106,555)        (1,388,867)

                                                                                $  3,361,882        $ 3,300,170

      Depreciation and amortization amounted to $756,426, $647,891 and $350,204 for the years ended December 31, 2001, 2000 and 1999, respectively.

5.    DERIVATIVE INSTRUMENTS

      The Company adopted SFAS No. 133, as amended by SFAS 138, on January 1, 2001. This statement requires all derivative instruments to be recorded on the balance sheet at fair value.

      The following  instruments  qualify as  derivatives as defined by SFAS No.
      133:


                                                                                        December 31, 2001
                                                                          --------------------------------------
                                                                           Contract/National          Fair
                                                                                Amount                Value

Interest rate swap agreements                                                $ 11,370,000        $    67,419
Foreign currency swap agreements                                                2,000,000            212,365


      Interest rate swap agreements consist of one agreement which qualifies for the fair value method of hedge accounting under the "short-cut method" based on the guidelines established by SFAS No. 133, and several embedded swap arrangements contained in loan participation agreements accounted for as derivatives which do not qualify for hedge accounting. The Company recognized a gain of approximately $50,000 for the year ended December 31, 2001 as a result of changes in the fair value of the embedded derivatives contained in the loan participation agreements. Additionally, the Company entered into a foreign currency swap agreement during the first quarter of 2001. This swap agreement does not qualify for hedge accounting under SFAS No. 133. Accordingly, all changes in the fair value of the foreign currency swap agreement are reflected in the earnings of the Company. The Company recognized a gain of approximately $6,000 for the year ended December 31, 2001 as a result of changes in the fair value of the foreign currency agreement.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999   (Continued)
--------------------------------------------------------------------------------


6.    INCOME TAXES

      The components of the provision (benefit) for income tax expenses for the years ended December 31, 2001, 2000 and 1999 are as follows:




                                                                       2001             2000              1999

Current tax expense                                                $  40,000
Deferred tax provision (benefit)                                     449,400         $(651,704)      $ (1,075,781)
                                                                     -------         ---------       ------------
                                                                   $ 489,400         $(651,704)      $ (1,075,781)
                                                                   =========         =========       ============

      Income taxes for the years ended December 31, 2001, 2000 and 1999, differ from the amount computed by applying the federal statutory corporate rate to earnings before income taxes as summarized below:



                                                                     2001             2000              1999
Provision (benefit) based on federal income
  tax rate                                                        $ 441,265        $(588,831)      $   (993,800)
State income taxes net of federal benefit                            49,731          (66,362)          (113,784)
Other                                                                (1,596)           3,489             31,803
                                                                     ------            -----             ------

                                                                  $ 489,400        $(651,704)      $ (1,075,781)
                                                                  =========        =========       ============



      The components of net deferred income taxes at December 31, 2001 and 2000 are as follows:




                                                                                2001              2000
Deferred income tax assets:
  Net operating loss carryforwards                                          $ 2,672,891       $ 3,436,983
  Allowance for loan losses                                                   1,477,424         1,166,025
  Loan fees                                                                      84,549            40,988
  AMT credits                                                                    52,530
  Cash to accrual adjustment                                                     77,950           112,757
  Other                                                                                            22,077

                                                                              4,365,344         4,778,830

Deferred income tax liabilities:
  Accumulated depreciation                                                      116,121           165,309
  Unrealized gain on investment securities                                      147,335             8,368
  Other                                                                          85,102

                                                                                348,558           173,677

Deferred income tax assets, net                                             $ 4,016,786       $ 4,605,153



      At December 31, 2001 and 2000, the Bank had tax net operating loss carryforwards of approximately $7,098,000 and $9,429,000, respectively. Such carryforwards expire as follows: $1,039,000 in 2006, $1,919,000 in 2007, $1,620,000 in 2008, $92,000 in 2009, $643,000 in 2018, $1,619,000 in
      2019, and $167,000 in 2020. A change in ownership on August 4, 1998, as defined in section 382 of the Internal

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999   (Continued)
--------------------------------------------------------------------------------


      Revenue Code, limits the amount of net operating loss carryforwards utilized each year to approximately $700,000. Unused limitations from each year accumulate in successive years.

      At December 31, 2001 and 2000, the Bank assessed its earnings history and trends over the past three years, its estimate of future earnings, and the expiration dates of the loss carryforwards and has determined that it is more likely than not that the deferred tax assets will be realized. Accordingly, no valuation allowance is recorded at December 31, 2001 and 2000.

7.       DEPOSITS

      Interest-bearing deposits at December 31 are summarized as follows:

                                                                                  2001                 2000

Interest-bearing demand                                                      $  19,164,133        $  12,259,897
Regular savings                                                                 64,338,080           46,121,007
Money market accounts                                                            6,342,009            2,795,661
Time $100,000 and over                                                         194,016,109          116,824,179
Other time                                                                      67,489,519           85,273,577
                                                                                ----------           ----------
                                                                             $ 351,349,850        $ 263,274,321
                                                                             =============        =============


      At December 31, 2001, the scheduled maturities of time deposits are as follows:


  2002                                                                                            $ 191,988,130
  2003                                                                                               28,430,179
  2004                                                                                               16,191,465
  2005                                                                                                7,604,292
  2006                                                                                               17,291,562
                                                                                                    ----------

Total                                                                                             $ 261,505,628
                                                                                                  =============


8.       OTHER BORROWED FUNDS

      Other borrowed funds at December 31, 2001 and 2000 are summarized as follows:


                                                                                     2001              2000

Treasury tax and loan deposits                                                    $ 2,214,692       $ 2,223,402

Federal Home Loan Bank advance, principal due upon
  maturity on July 6, 2010, subject to early termination;
  interest, due quarterly, is fixed at 5.90%                                        5,000,000         5,000,000

Federal Home Loan Bank advance, principal due upon
  maturity on September 14, 2011, subject to early
  termination; interest, due quarterly, is fixed at 4.80%                           2,500,000
                                                                                    ---------         ---------
                                                                                  $ 9,714,692       $ 7,223,402
                                                                                  ===========       ===========


      Treasury tax and loan deposits are generally repaid within one to 120 days from the transaction date.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999   (Continued)
--------------------------------------------------------------------------------


      The Federal Home Loan Bank of Atlanta has the option to convert the $2,500,000 advance outstanding at December 31, 2001 into a three-month LIBOR-based floating rate advance September 14, 2006, and any payment date thereafter with at least two business days prior notice to the Company.

      If the Federal Home Loan Bank elects to convert the advance, then the Company may elect, with at least two business days prior written notice, to terminate in whole or part the transaction without payment of a termination amount on any subsequent payment date. The Company may elect to terminate the advance and pay a prepayment penalty, with two days prior written notice, if the Federal Home Loan Bank does not elect to convert this advance.

      The Federal Home Loan Bank advances are secured by certain mortgage loans receivable of approximately $25,182,000 at December 31, 2001.

9.    COMMITMENTS

      Leases - The Company has entered into certain noncancellable operating leases and subleases for office space and office property. Lease terms are generally for five to twenty years, and in many cases, provide for renewal options. Rental expense for 2001, 2000 and 1999 was approximately $705,000, $659,000 and $455,000, respectively. Rental income for 2001 and 2000 was approximately $45,000 and $55,000, respectively. There was no rental income in 1999. Both rental expense and rental income are included in net occupancy and equipment expense in the accompanying consolidated statements of operations. The following is a schedule of future minimum lease payments and future minimum lease revenues under the sublease at December 31, 2001.



                                                                           Payments for       Revenue Under
                                                                         Operating Leases       Subleases

  2002                                                                    $    803,572          $ 45,300
  2003                                                                         822,428            22,650
  2004                                                                         600,782
  2005                                                                         294,063
  2006                                                                         299,748
  Later years                                                                1,455,186
                                                                          ------------          --------
                                                                          $  4,275,779          $ 67,950
                                                                          ============          ========

      Federal Reserve Requirement - The Federal Reserve Board requires that certain banks maintain reserves, based on their average deposits, in the form of vault cash and average deposit balances at a Federal Reserve Bank. The requirement as of December 31, 2001 and 2000 was approximately $2,750,000 and $416,000, respectively.

      Litigation - Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Company's consolidated financial statements.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999   (Continued)
--------------------------------------------------------------------------------


10.   SHAREHOLDERS' EQUITY

      Preferred Stock

      On June 29, 2001 the Company issued 100,401 shares of Series B preferred stock. On July 24, 2001, the Company issued an additional 1,882 shares of Series B preferred stock. All Series B preferred shares were issued for $68.00 per share through a private placement.

      Conversion Rights - Each share of preferred stock is convertible into ten shares of the Company's common stock at a price of $6.80 per share (subject to adjustment for stock splits, stock dividends, etc.). The preferred stock will be automatically converted to common stock upon the following events:

      1) change in control; 2) if the average closing price of the Company's common stock for any 30 consecutive trading day period is at or above $8.00 per share; or 3) the consummation of an underwritten public offering at a price of $8.00 per share or greater of the Company's common stock.

      Dividends - Cumulative cash dividends accrue at seven percent annually and are payable quarterly in arrears.

      Liquidation Preference - In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of Series B preferred stock at that time shall receive $68.00 per share plus an amount equal to accrued and unpaid dividends thereon through and including the date of distribution prior to any distribution to holders of common stock. The liquidation preference at December 31, 2001 was $7,077,962.

      Warrants

      In 1998, as part of a sale of 101 units to accredited foreign investors, warrants to purchase 80,800 shares of Common Stock at $10.00 per share were issued. Such warrants have been valued at an aggregate price of approximately $165,000, or $2.04 per share, as determined by an independent appraisal and have been recorded as additional paid-in capital. The warrants are exercisable through February 3, 2008.

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

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999   (Continued)
--------------------------------------------------------------------------------


      On June 4, 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"), effective March 31, 1998, which provides for the grant of incentive or non-qualified stock options to certain directors, officers and key employees who participate in the plan. An aggregate of 900,000 shares of common stock are reserved for issuance pursuant to the 1998 Plan. During 1999, the Company granted stock options to purchase 98,350 shares of the Company's common stock at an exercise price of $10.00 per share. During 2001 and 2000, the Company granted 62,650 and 277,900 options, respectively, at various exercise prices based on the fair value of the stock at the time of grant.

      If compensation cost for stock options granted in 2001, 2000 and 1999 was determined based on the fair value at the grant date consistent with the method prescribed by SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:



                                                                  2001              2000                1999
Net income (loss)
  As reported                                                   $558,348         $(1,080,153)       $(1,847,160)
  Pro forma                                                      315,001          (1,361,588)        (1,969,054)
Earnings (loss) per share - Basic
  As reported                                                       0.10               (0.19)             (0.32)
  Pro forma                                                         0.06               (0.24)             (0.34)
Earnings (loss) per share - Dilutive
  As reported                                                       0.10               (0.19)             (0.32)
  Pro forma                                                         0.06               (0.24)             (0.34)


      Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted in 2001, 2000 and 1999, respectively: dividend yield of 0%, expected volatility of 32.27%, 32.64% and 27.50%, risk-free interest rate of 4.57%, 6.44% and 4.30%, and an expected life of 10 years.

      A summary of the status of fixed stock option grants under the Company's stock-based compensation plans as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates is presented below:


                                           2001                             2000                                 1999
                                           Weighted Average                 Weighted Average                     Weighted Average
                              Options       Exercise Price    Options        Exercise Price       Options         Exercise Price

Outstanding -
    Beginning of year          816,948        $ 8.76           561,848        $ 10.00              524,498       $ 10.00
Granted                         62,650          6.52           277,900           6.37               98,350         10.00
Cancelled                      (29,250)         7.73           (22,800)         10.00              (60,000)        10.00
Exercised                                                                                           (1,000)        10.00
                               -------        ------           -------         ------              -------       -------
Outstanding -
    End of year                850,348        $ 8.63           816,948         $ 8.76              561,848       $ 10.00
                               =======        ======           =======         ======              =======       =======

Options exercisable
  at year end                  652,291        $ 9.04           465,206         $ 9.39              387,491       $ 10.00

Weighted average fair
  value of options
  granted during the year     $   1.80                          $ 1.94                              $ 3.19

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999   (Continued)
--------------------------------------------------------------------------------


      The following table summarizes information related to stock options outstanding at December 31, 2001:


                                              Weighted         Weighted                             Weighted
                                              Average          Average                              Average
      Exercise             Options           Remaining         Exercise           Options           Exercise
       Price             Outstanding            Life            Price           Exercisable          Price
---------------------  -----------------   ---------------  ---------------   ----------------   ---------------

    $5.25 - 6.75           322,550              8.41           $  6.40            174,713           $  6.41
    $      10.00           527,798              6.70           $ 10.00            477,578           $ 10.00


11.   RESTRICTION ON DIVIDENDS, LOANS AND ADVANCES

      Federal and State bank regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis.

      At December 31, 2001, the Bank's retained earnings available for the payment of dividends was approximately $172,000. Accordingly, approximately $43,838,000 of the Company's equity in the net assets of the Bank was restricted at December 31, 2001. Funds available for loans or advances by the Bank to the Company amounted to approximately $4,371,000.

      In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

12.   FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

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

      At December 31, 2001, financial instruments having credit risk in excess of that reported in the balance sheet totaled approximately $162,683,000.

13.   TRUST PREFERRED SECURITIES

      On December 18, 2001, the Company participated in a pooled trust preferred offering. In connection with the transaction, the Company, through its subsidiary trust, Florida Banks Statutory Trust I (the "Trust"), issued $6,000,000 in trust preferred securities. The Trust also issued $186,000 of common securities to the Company and used the total proceeds to purchase $6,186,000 in 30-year subordinated debentures of the Company. The preferred securities pay dividends at an initial rate of 5.60% through March 17, 2002. The rate then becomes a floating rate based on 3-month LIBOR plus 3.60%, adjusted quarterly after each dividend payment date.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999   (Continued)
--------------------------------------------------------------------------------


      Dividend payment dates are March 18, June 18, September 18 and December 18 of each year. There is a par call option beginning December 18, 2006. The subordinated debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the Company's consolidated financial statements.

14.   SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

      Supplemental disclosure of cash flow information:



                                                             2001                2000               1999

Cash paid during the year for interest
  on deposits and borrowed funds                        $ 15,890,571        $ 12,121,206       $ 4,298,642



      Supplemental schedule of noncash investing and financing activities:


                                                                         2001             2000            1999
Proceeds from demand deposits used to
  purchase shares of common stock under
  the employee stock purchase plan                                  $   227,088       $ 367,153

Loans transferred to real estate owned                              $ 2,867,827       $ 846,000

Increase in fair market value of derivative
instruments used to hedge interest rate
exposure on time deposits                                           $    17,776

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999   (Continued)
--------------------------------------------------------------------------------


15.   CONDENSED FINANCIAL INFORMATION OF FLORIDA BANKS, INC. (PARENT ONLY)

      The following represents the parent only condensed balance sheets as of December 31, 2001 and 2000 and the related condensed statements of operations and cash flows for the years ending December 31, 2001, 2000 and 1999.



Condensed Balance Sheets                                                                2001                 2000
Assets
  Cash and repurchase agreements                                                   $  1,315,647        $  2,005,965
  Available for sale investment securities, at
    fair value (cost $6,204,759 and $11,979,600, respectively)                        6,386,271          12,091,155
  Loans
    Commercial                                                                                              976,047
    Commercial real estate                                                                                   98,713
                                                                                   ------------         -----------
      Total loans                                                                                         1,074,760
    Allowance for loan losses                                                                               (10,000)
                                                                                   ------------         -----------
      Net loans                                                                                           1,064,760

  Premises and equipment, net                                                           221,220             224,220
  Accrued interest receivable                                                            38,903              80,053
  Deferred income taxes, net                                                          1,105,521             583,115
  Prepaid and other assets                                                              225,578             132,803
  Investment in bank subsidiary                                                      43,931,579          32,590,327
  Investment in other subsidiaries                                                      195,366               9,521
                                                                                   ------------         -----------
          Total Assets                                                             $ 53,420,085        $ 48,781,919
                                                                                   ============        ============

Liabilities and Shareholders' Equity
  Subordinated debentures payable to subsidiary trust                              $  6,005,000
  Repurchase agreements                                                               1,000,000        $ 10,143,000
  Due to Florida Bank N.A.                                                               92,318
  Accounts payable and accrued expenses                                                 180,733              82,480

Shareholders' Equity
  Preferred stock                                                                     6,955,244
  Common stock                                                                           59,799              59,298
  Additional paid-in capital                                                         46,828,142          46,750,329
  Treasury stock                                                                     (1,866,197)         (1,506,836)
  Accumulated deficit                                                                (6,079,156)         (6,760,222)
  Accumulated other comprehensive income,
    net of tax                                                                          244,202              13,870
                                                                                   ------------         -----------
          Total Liabilities and Shareholders' Equity                               $ 53,420,085        $ 48,781,919
                                                                                   ============        ============

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999   (Continued)
--------------------------------------------------------------------------------

Condensed Statements of Operations                                                 2001                 2000                1999

Interest income on loans, including fees                                        $   18,719         $    434,389           $ 385,755
Interest income on investment securities                                           666,051              847,440             293,273
Other interest income                                                               80,748              241,941             651,788
Other income                                                                       436,948                   27                  42
                                                                                ----------         ------------        ------------

          Total income                                                           1,202,466            1,523,797           1,330,858
                                                                                ----------         ------------        ------------

Equity in undistributed income (loss) of bank subsidiary                         1,654,552             (539,611)         (1,289,184)
Equity in undistributed loss of subsidiary                                            (155)                (479)
Expenses                                                                        (2,557,156)          (2,389,988)         (2,063,983)
Income tax benefit                                                                 508,732              326,128             175,149
                                                                                ----------         ------------        ------------
Net income (loss)                                                               $  808,439         $ (1,080,153)       $ (1,847,160)
                                                                                ==========         ============        ============


Condensed Statements of Cash Flows                                                 2001                 2000                1999
Operating activities:
  Net income (loss)                                                             $  808,439         $ (1,080,153)       $ (1,847,160)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Equity in undistributed (income) loss of
        Florida Bank, N.A.                                                      (1,654,552)             539,611           1,289,184
      Equity in loss of Florida Bank Financial Services, Inc.                          155                  479
      Depreciation and amortization                                                 65,353               60,177              37,289
      Deferred income tax benefit                                                 (548,731)            (326,128)           (175,149)
      Loss on disposal of premises and equipment                                                          1,597
      Gain on sale of investment securities                                        (73,988)              (5,174)            (42,250)
      (Accretion) amortization of discounts/premiums
        on investments, net                                                        (16,687)             (20,957)             47,338
      (Benefit) provision for loan losses                                          (10,000)             (64,411)             74,411
      Amortization of loan premiums                                                  1,225               45,685               3,043
      Decrease (increase) in accrued interest receivable                            41,150               32,451             (84,574)
      Decrease in due from Florida Bank, N.A.                                                                                   898
      Increase in due to Florida Bank, N.A.                                         92,318               32,941              11,470
      Increase in prepaid and other assets                                         (92,775)             (88,899)            (43,904)
      Increase (decrease) in accounts payable and
        accrued expenses                                                            98,253             (241,388)             (2,355)
                                                                                ----------         ------------        ------------
          Net cash used in operating activities                                 (1,289,840)          (1,114,169)           (731,759)
                                                                                ----------         ------------        ------------

  Investing activities:
    Purchase of premises and equipment                                             (62,353)             (35,650)           (250,822)
    Proceeds from sales, paydowns and maturities
      of investment securities                                                   5,865,516            5,264,240           4,929,200
    Purchase of investment securities                                                                (7,441,787)         (8,837,534)
    Net decrease (increase) in loans                                             1,073,535            6,657,377          (1,854,824)
    Purchase of common stock of Florida Bank
      Statutory Trust I                                                           (186,000)
    Purchase of common stock of Florida Bank
      Financial Services, Inc.                                                                          (10,000)
    Capital contributed to Florida Bank, N.A.                                   (9,500,000)         (12,300,000)         (4,000,000)
                                                                                ----------         ------------        ------------
          Net cash used in financing activities                                 (2,809,302)          (7,865,820)        (10,013,980)
                                                                                ----------         ------------        ------------

                                                                                                                         (Continued)

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999   (Continued)
--------------------------------------------------------------------------------


                                                                                  2001                 2000                1999

  Financing activities:
    (Decrease) increase in repurchase agreements                              $ (9,143,000)         $ 4,085,000         $ 6,058,000
    Proceeds from issuance of common stock, net                                    227,088              367,153
    Proceeds from the issuance of preferred stock, net                           6,806,470
    Proceeds from the issuance of subordinated debt, net                         6,005,000
    Preferred dividends paid                                                      (127,373)
    Net proceeds from the exercise of stock options                                                                          10,000
    Purchase of treasury stock                                                    (359,361)            (647,992)           (858,844)
          Net cash provided by financing activities                              3,408,824            3,804,161           5,209,156

Net decrease in cash and cash equivalents                                         (690,318)          (5,175,828)         (5,536,583)
Cash and cash equivalents at beginning of period                                 2,005,965            7,181,793          12,718,376
Cash and cash equivalents at end of period                                    $  1,315,647          $ 2,005,965         $ 7,181,793

                                                                                                                         (Concluded)


16.   REGULATORY MATTERS

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 2001 and 2000, notifications from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately or well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Company's and

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999   (Continued)
--------------------------------------------------------------------------------


      Bank's actual capital amounts and ratios are also presented in the following table.


                                                                                              To be Well
                                                                                           Capitalized Under
                                                                For Capital                Prompt Corrective
                                      Actual                 Adequacy Purposes             Action Provisions
                            ---------------------------------------------------------------------------------------
                                 Amount       Ratio          Amount         Ratio         Amount          Ratio
As of December 31, 2001:
  Total capital
    (to risk-weighted assets)
      Florida Banks, Inc.       $ 55,800,000     12.70 % >     $ 35,152,000 >     8.00 %          N/A             N/A
      Florida Bank, N.A.          47,963,000     11.00>          34,897,000 >     8.00 >     $ 43,622,000 >      10.00 %

  Tier I capital
    (to risk-weighted assets)
      Florida Banks, Inc.         51,108,000     11.63>          17,576,000 >     4.00            N/A             N/A
      Florida Bank, N.A.          43,271,000       9.9>          17,449,000 >     4.00 >       26,173,000 >       6.00

  Tier I capital
    (to average assets)
      Florida Banks, Inc.         51,108,000     10.64>          19,216,000 >     4.00            N/A             N/A
      Florida Bank, N.A.          43,271,000       9.1>          18,883,000 >     4.00 >       23,604,000 >       5.00



                                                                                              To be Well
                                                                                           Capitalized Under
                                                                For Capital                Prompt Corrective
                                      Actual                 Adequacy Purposes             Action Provisions
                            ---------------------------------------------------------------------------------------
                                 Amount       Ratio          Amount         Ratio         Amount          Ratio
As of December 31, 2000:
  Total capital
    (to risk-weighted assets)
      Florida Banks, Inc.       $ 39,050,000     12.73% >     $ 24,542,000 >     8.00%           N/A             N/A
      Florida Bank, N.A.          33,791,000     11.52  >       23,464,000 >     8.00 >     $ 29,330,000 >      10.00 %

  Tier I capital
    (to risk-weighted assets)
      Florida Banks, Inc.         35,529,000     11.58 >        12,271,000 >    4.00              N/A             N/A
      Florida Bank, N.A.          30,290,000     10.33 >        11,732,000 >    4.00  >       17,598,000 >       6.00

  Tier I capital
    (to average assets)
      Florida Banks, Inc.         35,529,000     10.28 >        13,828,000 >    4.00              N/A             N/A
      Florida Bank, N.A.          30,290,000       9.2 >        13,112,000 >    4.00  >       16,390,000 >       5.00

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999  (Continued)
--------------------------------------------------------------------------------


17.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used by the Company in estimating financial instrument fair values:

      General Comment - The financial statements include various estimated fair value information as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments. Such information, which pertains to the Company's financial instruments is based on the requirements set forth in SFAS 107 and does not purport to represent the aggregate net fair value of the Company. Furthermore, the fair value estimates are based on various assumptions, methodologies and subjective considerations, which vary widely among different financial institutions and which are subject to change.

      Cash and Cash Equivalents - Cash and due from banks, federal funds sold and repurchase agreements are repriced on a short-term basis; as such, the carrying value closely approximates fair value.

      Investment Securities - Fair values for available for sale and held to maturity securities are based on quoted market prices, if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

      Derivative Instruments - Fair values of derivative instruments are based on quoted market prices, if available. If quoted market prices are not available, fair values are determined based on a cash flow model using market assumptions.

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

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999  (Continued)
--------------------------------------------------------------------------------


      A comparison of the carrying amount to the fair values of the Company's significant financial instruments as of December 31, 2001 and 2000 is as follows:

                                                                     2001                               2000
                                                         ------------------------------     ------------------------------
                                                              Carrying         Fair              Carrying         Fair
(Amounts in Thousands)                                         Amount         Value               Amount         Value

Financial assets:
  Cash and cash equivalents                                 $  73,989       $  73,989          $  43,688       $  43,688
  Available for sale investment securities                     33,954          33,954             32,062          32,062
  Held to maturity investment securities                        2,867           2,934              3,429           3,487
  Other investments                                             2,065           2,065              1,266           1,266
  Loans                                                       401,663         427,211            285,624         271,268
  Derivative instruments                                          280             280

Financial liabilities:
  Deposits                                                  $ 451,249       $ 453,684          $ 305,239       $ 305,382
  Repurchase agreements                                         4,496           4,496             18,812          18,812
  Other borrowed funds                                          9,715           9,273              7,223           7,013

Off-balance sheet credit related financial instruments:
    Commitment to extend credit                             $ 162,683       $ 162,683          $ 109,118       $ 109,118



18.  QUASI-REORGANIZATION

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

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999  (Continued)
--------------------------------------------------------------------------------

19.  EARNINGS PER COMMON SHARE

     Earnings per common share have been computed based on the following.


                                                                      2001                 2000                   1999
                                                                -----------------    ------------------    ------------------
Net income (loss)                                                 $   808,439         $  (1,080,153)         $  (1,847,160)

Less preferred stock dividends                                       (250,091)
                                                                  -------------

Net income (loss) applicable to common stock                      $   558,348         $  (1,080,153)         $  (1,847,160)
                                                                  =============       ===============        ===============

Weighted average number of common
  shares outstanding - Basic                                        5,703,524             5,681,290              5,829,937

Incremental shares from the assumed
  conversion of stock options                                           2,738                   583
                                                                  -------------       ---------------        ---------------

Total - Diluted                                                     5,706,262             5,681,873              5,829,937
                                                                  =============       ===============        ===============


     The incremental shares from the assumed conversion of stock options were determined using the treasury stock method under which the assumed proceeds were equal to (1) the amount that the Company would receive upon the exercise of the options plus (2) the amount of the tax benefit that would be credited to additional paid-in capital assuming exercise of the options. The convertible preferred stock was determined to be anti-dilutive and is therefore excluded from the computation of diluted earnings per share.

20.  BENEFIT PLAN

     The Company has a 401(k) defined contribution benefit plan (the "Plan") which covers substantially all of its employees. The Company matches 50% of employee contributions to the Plan, up to 6% of all participating employees compensation. The Company contributed $136,000, $110,092 and $63,055 to the Plan in 2001, 2000 and 1999, respectively.

21.  EMPLOYEE STOCK PURCHASE PLAN

     On January 22, 1999, the Board of Directors of the Company adopted the Employee Stock Purchase Plan (the "Plan"). The Plan was approved by the Company's shareholders at the Company's 1999 Annual Meeting of Shareholders on April 23, 1999. The Plan provides for the sale of not more than 200,000 shares of common stock to eligible employees of the Company pursuant to one or more offerings under the Plan. The purchase price for shares purchased pursuant to the Plan is the lesser of (a) 85% of the fair market value of the common stock on the grant date, or if no shares were traded on that day, on the last day prior thereto on which shares were traded, or (b) an amount equal to 85% of the fair market value of the common stock on the exercise date, or if no shares were traded on that day, on the last day prior thereto on which shares were traded. Shares purchased by employees were approximately 93,000 and 76,000 for the years ended December 31, 2001 and 2000, respectively. For the year ended December 31, 1999, there were no purchases of common stock pursuant to the Plan.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999   (Continued)
--------------------------------------------------------------------------------

22.  RELATED PARTY TRANSACTIONS

     The Company lends to shareholders, directors, officers, and their related business interests on substantially the same terms as loans to other individuals and businesses of comparable credit worthiness. Such loans outstanding were approximately $1,274,000 and $1,222,000 at December 31, 2001 and 2000. During the year ended December 31, 2001, such shareholders, directors, officers and their related business interest borrowed approximately $1,657,000 from the Company and repaid approximately $1,605,000.

     Deposits from related parties held by the Company at December 31, 2001 and 2000 were approximately $489,000 and $872,000, respectively.

23.  SUMMARIZED QUARTERLY DATA (UNAUDITED)

     Following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:

                                                                  Fiscal Quarter
                                                --------------------------------------------------
                                                   First       Second       Third       Fourth        Total
$ In Thousands Except Per Share Amounts

2001
  Interest income                                 $ 7,757     $ 7,538      $ 8,022     $ 8,063      $ 31,380
  Interest expense                                  4,434       4,198        4,072       3,844        16,548
                                                   ------      ------       ------      ------        ------

  Net interest income                               3,323       3,340        3,950       4,219        14,832
  Provision for loan losses                           239         384          820         446         1,889
                                                     ----        ----         ----        ----         -----

  Net interest income after provision
    for loan losses                                 3,084       2,956        3,130       3,773        12,943
  Noninterest income                                  319         403          591         735         2,048
  Noninterest expense                               3,307       3,257        3,367       3,763        13,694
                                                   ------      ------       ------      ------        ------

  Income before income taxes                           96         102          354         745         1,297
  Income tax expense                                   35          39          134         281           489
                                                      ---         ---         ----        ----           ---

  Net income                                           61          63          220         464           808
  Preferred stock dividends                                                    127         123           250
                                                                               ----        ----          ---

  Net income applicable to
    common shares                                 $    61     $    63      $    93     $   341      $    558
                                                    =====       =====        =====      ======         =====

  Basic income per share                          $  0.01     $  0.01      $  0.02     $  0.06      $   0.10
  Diluted income per share                        $  0.01     $  0.01      $  0.02     $  0.06      $   0.10


FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999  (Concluded)
--------------------------------------------------------------------------------

                                                                 Fiscal Quarter
                                                --------------------------------------------------
                                                   First       Second       Third       Fourth        Total
$ In Thousands Except Per Share Amounts

2000
  Interest income                                 $ 4,480     $ 5,836      $ 6,351     $ 7,099      $ 23,766
  Interest expense                                  2,375       3,292        3,849       4,195        13,711
                                                   ------      ------       ------      ------        ------

  Net interest income                               2,105       2,544        2,502       2,904        10,055
  Provision for loan losses                           370         339          877         326         1,912
                                                     ----        ----         ----        ----         -----

  Net interest income after provision
    for loan losses                                 1,735       2,205        1,625       2,578         8,143
  Noninterest income                                  151         202          252         406         1,011
  Noninterest expense                               2,562       2,791        2,639       2,894        10,886
                                                   ------      ------       ------      ------        ------

  Loss before income taxes                           (676)       (384)        (762)         90        (1,732)
  Benefit for income taxes                           (259)       (139)        (287)        (33)         (652)
                                                   ------      ------       ------       -----         -----

  Net loss                                        $  (417)    $  (245)     $  (475)    $    57      $ (1,080)
                                                  ========    ========     ========      =====      =========

  Basic loss per share                            $ (0.07)    $ (0.04)     $ (0.08)    $  0.01      $  (0.19)
  Diluted loss per share                          $ (0.07)    $ (0.04)     $ (0.08)    $  0.01      $  (0.19)


                                                         * * * * * *

Item 9.  Changes  in  and Disagreements  with Accountants on Accounting and
-------  ------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

     There has been no occurrence requiring a response to this Item.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------

The information relating to directors and executive officers of the Company contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders scheduled to be held May 31, 2002 is incorporated herein by reference.

Item 11.  Executive Compensation.
--------  -----------------------

The information relating to executive compensation contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders scheduled to be held May 31, 2002 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

The information relating to security ownership of certain beneficial owners and management contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders scheduled to be held May 31, 2002 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

The information relating to related party transactions contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders scheduled to be held May 31, 2002 is incorporated herein by reference.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------  ----------------------------------------------------------------

     (a)  1.  Financial Statements.   The  following  financial  statements  and
     accountants' reports have been filed as Item 8 in Part II of this Report:

     Report of Independent Public Accountants
     Consolidated Balance Sheets - December 31, 2001 and 2000
     Consolidated Statements of Operations - Years ended December 31, 2001, 2000 and 1999
     Consolidated Statements of Shareholders' Equity - Years ended December 31, 2001, 2000 and 1999
     Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999
     Notes to Consolidated Financial Statements



          2.  Exhibits.
              ---------


           Exhibit
            Number                         Description of Exhibits
            ------                         -----------------------

                *3.1 - Articles of Incorporation of the Company, as amended

              *3.1.1 - Second Amended and Restated Articles of Incorporation

              *3.1.2 - Amendment  to  Second  Amended and  Restated  Articles of
                       Incorporation

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

              **21.1 - Subsidiaries of the Registrant

              **23.1 - Consent of Deloitte & Touche LLP

                 (b)   Reports on Form 8-K.




* Incorporated by reference to the Company's Registration Statement on Form S-1, Commission File No. 333-5087

** Filed herewith

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Jacksonville, State of Florida on March 22, 2002.

                                         FLORIDA BANKS, INC.


                                     By: /s/ Charles E. Hughes, Jr.
                                             ---------------------
                                           Charles E. Hughes, Jr.
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


     Signature                             Title                       Date
     ---------                             -----                       ----


/s/ Charles E. Hughes, Jr.      President, Chief Executive        March 22, 2002
--------------------------
Charles E. Hughes, Jr.          Officer and Director (Principal
                                Executive Officer)


/s/ T. Edwin Stinson, Jr.       Chief Financial Officer,          March 22, 2002
-------------------------
T. Edwin Stinson, Jr.           Secretary, Treasurer and
                                Director (Principal Financial
                                and Accounting Officer)




/s/ M.G. Sanchez                Chairman of the Board             March 22, 2002
----------------
M. G. Sanchez

/s/ T. Stephen Johnson          Vice-Chairman of the Board        March 22, 2002
----------------------
T. Stephen Johnson

/s/ Clay M. Biddinger           Director                          March 22, 2002
---------------------
Clay M. Biddinger


/s/ P. Bruce Culpepper          Director                          March 22, 2002
----------------------
P. Bruce Culpepper


/s/ J. Malcolm Jones, Jr.       Director                          March 22, 2002
-------------------------
J. Malcolm Jones, Jr.

/s/ W. Andrew Krusen, Jr.       Director                          March 22, 2002
-------------------------
W. Andrew Krusen, Jr.

/s/ Nancy E. LaFoy              Director                          March 22, 2002
------------------
Nancy E. LaFoy

                                                                  March 22, 2002
/s/ Wilford C. Lyon, Jr.        Director
------------------------
Wilford C. Lyon, Jr.

/s/ David McIntosh              Director                          March 22, 2002
------------------
David McIntosh

                                  EXHIBIT INDEX




Exhibit
Number                 Description of Exhibit
------                 ----------------------


  21.1                 Subsidiaries of the Registrant

  23.1                 Consent of Deloitte & Touche
                       LLP