Form 10-Q
period 2002-03-31
FLORIDA BANKS INC
filed 2002-05-13
CIK 1058802

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         (Mark One)
  X      QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF  THE SECURITIES
-----
         EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

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

                                 (904) 332-7770
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Title                                  Outstanding
      COMMON STOCK, $.01 PAR VALUE           OUTSTANDING AT MARCH 31, 2002
      PER SHARE                              5,694,531

Item 1. Financial Statements
FLORIDA BANKS, INC.
CONDENSED BALANCE SHEETS (Unaudited)
--------------------------------------------------------------------------------

                                                                                          March 31,          December 31,
                                                                                            2002                2001
ASSETS
CASH AND DUE FROM BANKS                                                                 $ 25,828,427         $ 19,332,159
FEDERAL FUNDS SOLD AND REPURCHASE AGREEMENTS                                              35,507,000           54,657,000
                                                                                        ------------         ------------
           Total cash and cash equivalents                                                61,335,427           73,989,159

INVESTMENT SECURITIES:
  Available for sale, at fair value (cost $44,011,519 and $33,562,507
    at March 31, 2002 and December 31, 2001)                                              44,301,762           33,954,045
  Held to maturity, at cost (fair value $2,903,663 and $2,934,245
    at March 31, 2002 and December 31, 2001)                                               2,879,205            2,867,163
  Other investments                                                                        2,064,550            2,064,550
                                                                                        ------------         ------------
           Total investment securities                                                    49,245,517           38,885,758

LOANS:
  Commercial real estate                                                                 230,995,711          210,373,284
  Commercial                                                                             148,714,163          142,910,691
  Residential mortgage                                                                    25,198,213           22,308,820
  Consumer                                                                                28,247,662           23,158,053
  Credit card and other loans                                                              1,916,116            2,911,884
                                                                                        ------------         ------------
           Total loans                                                                   435,071,865          401,662,732
  Allowance for loan losses                                                               (5,064,904)          (4,692,216)
  Net deferred loan fees                                                                    (265,080)            (218,821)
                                                                                        ------------         ------------
           Net loans                                                                     429,741,881          396,751,695

PREMISES AND EQUIPMENT, NET                                                                3,274,751            3,361,882
ACCRUED INTEREST RECEIVABLE                                                                1,919,562            1,722,746
DEFERRED INCOME TAXES, NET                                                                 3,760,242            4,016,786
DERIVATIVE INSTRUMENTS                                                                       192,532              279,784
OTHER REAL ESTATE OWNED                                                                    2,534,848            2,777,827
OTHER ASSETS                                                                                 496,030              537,588
                                                                                        ------------         ------------
TOTAL ASSETS                                                                            $552,500,790         $522,323,225
                                                                                        ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
  Noninterest-bearing demand                                                            $ 62,241,280         $ 99,899,425
  Interest-bearing demand                                                                 19,356,734           19,164,133
  Regular savings                                                                         91,455,411           64,338,080
  Money market accounts                                                                    7,134,832            6,342,009
  Time $100,000 and over                                                                 198,551,474          193,816,109
  Other time                                                                              65,488,423           67,689,519
                                                                                        ------------         ------------
          Total deposits                                                                 444,228,154          451,249,275

REPURCHASE AGREEMENTS SOLD                                                                39,177,781            4,495,547
OTHER BORROWED FUNDS                                                                      12,731,208            9,714,692
ACCRUED INTEREST PAYABLE                                                                   2,735,750            2,863,882
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                      1,299,076            2,038,795
                                                                                        ------------         ------------
          Total liabilities                                                              500,171,969          470,362,191
                                                                                        ------------         ------------
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES
   OF SUBSIDIARY TRUST                                                                     5,789,810            5,819,000
                                                                                        ------------         ------------
SHAREHOLDERS' EQUITY:
  Series B Preferred Stock, $68.00 par value, 1,000,000 shares authorized,
    102,283 shares issued and outstanding                                                  6,955,244            6,955,244
  Common stock, $.01 par value; 30,000,000 shares authorized; 5,996,731 and
    5,979,860 shares issued, respectively                                                     59,968               59,799
  Additional paid-in capital                                                              46,914,522           46,828,142
  Accumulated deficit (deficit of $8,434,037
     eliminated upon quasi-reorganization on December 31, 1995)                           (5,705,551)          (6,079,156)
  Treasury stock 302,200 shares at cost.                                                  (1,866,197)          (1,866,197)
  Accumulated other comprehensive income, net of tax                                         181,025              244,202
                                                                                        ------------         ------------
          Total shareholders' equity                                                      46,539,011           46,142,034
                                                                                        ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $552,500,790         $522,323,225
                                                                                        ============         ============
See notes to condensed financial statements


FLORIDA BANKS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                                                                Three-Month Period Ended
                                                                                         March 31,
                                                                      ---------------------------------------------
                                                                             2002                       2001
                                                                      --------------------       ------------------
INTEREST INCOME:

  Loans, including fees                                                 $    7,230,160             $    6,766,915

  Investment securities                                                        575,134                    697,829

  Federal funds sold and repurchase agreements                                 202,859                    291,968
                                                                        --------------             --------------
          Total interest income                                              8,008,153                  7,756,712
                                                                        --------------             --------------
INTEREST EXPENSE:

  Deposits                                                                   3,485,513                  3,945,698

  Repurchase agreements                                                        126,135                    391,659

  Borrowed funds                                                               117,136                     96,157
                                                                        --------------             --------------
          Total interest expense                                             3,728,784                  4,433,514
                                                                        --------------             --------------

NET INTEREST INCOME                                                          4,279,369                  3,323,198

PROVISION FOR LOAN LOSSES                                                      380,434                    239,384
                                                                        --------------             --------------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                                 3,898,935                  3,083,814
                                                                        --------------             --------------
NONINTEREST INCOME:
  Service fees                                                                 368,448                    224,247

  Other noninterest income                                                     168,760                     94,672
                                                                        --------------             --------------
                                                                               537,208                    318,919

NONINTEREST EXPENSES:
  Salaries and benefits                                                      2,188,843                  2,161,337

  Occupancy and equipment                                                      466,550                    436,485

  Data processing                                                              196,914                    163,269

  Dividends on preferred security of subsidiary trust                           82,982

  Other                                                                        697,870                    545,612
                                                                        --------------             --------------

                                                                             3,633,159                  3,306,703

INCOME BEFORE PROVISION
   FOR INCOME TAXES                                                            802,984                     96,030

PROVISION FOR INCOME TAXES                                                     306,662                     35,470
                                                                        --------------             --------------
NET INCOME                                                              $      496,322             $       60,560
                                                                        ==============             ==============
PREFERRED STOCK DIVIDENDS                                                     (120,049)

NET INCOME APPLICABLE TO COMMON SHARES                                  $      376,273             $       60,560
                                                                        ==============             ==============
EARNINGS  PER COMMON SHARE:
  Basic                                                                 $         0.07             $         0.01
                                                                        ==============             ==============
  Diluted                                                               $         0.07             $         0.01
                                                                        ==============             ==============
See notes to condensed financial statements


FLORIDA BANKS, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY  (Unaudited)
--------------------------------------------------------------------------------




                                                      Preferred Stock                Common Stock         Additional
                                                     -------------------------------------------------     Paid-In       Accumulated
                                                     Shares       Par Value       Shares     Par Value     Capital         Deficit


BALANCE, JANUARY 1, 2001                                                        5,929,751     $59,298    $46,750,329    $(6,760,222)
Comprehensive income:
   Net Income                                                                                                               808,439
  Unrealized gain on available for sale
     investment securities, net of tax
     of $160,168
      Comprehensive income
Issuance of common stock to Employee
    Stock Purchase Plan                                                            50,109         501        226,587
Issuance of Series B Preferred Stock                 102,283      $6,955,244                                (148,774)
Series B Preferred Stock Dividends Paid                                                                                    (127,373)

Purchase of treasury stock

BALANCE, DECEMBER 31, 2001                           102,283       6,955,244    5,979,860      59,799     46,828,142     (6,079,156)
Comprehensive income:
   Net Income                                                                                                               496,322
  Unrealized gain on available for sale
     investment securities, net of tax
     of $38,118

      Comprehensive income
Issuance of common stock to Employee
    Stock Purchase Plan                                                            16,871         169         86,380
Series B Preferred Stock Dividends Paid                                                                                    (122,717)
Purchase of treasury stock
                                                     -------      ----------    ---------     -------    -----------      ---------

BALANCE, MARCH 31, 2002  (Unaudited)                 102,283      $6,955,244    5,996,731     $59,968    $46,914,522    $(5,705,551)
                                                     =======      ==========    =========     =======    ===========    ===========




                                                         Accumulated
                                                             Other
                                                         Comprehensive
                                                        (loss) income      Treasury
                                                          Net of Tax        Stock            Total


BALANCE, JANUARY 1, 2001                                  $ 13,870       $(1,506,836)     $38,556,439
Comprehensive income:
   Net Income                                                                                 808,439
  Unrealized gain on available for sale
     investment securities, net of tax
     of $160,168                                           230,332                            230,332
      Comprehensive income                                                                  1,038,771
Issuance of common stock to Employee
    Stock Purchase Plan                                                                       227,088
Issuance of Series B Preferred Stock                                                        6,806,470
Series B Preferred Stock Dividends Paid                                                      (127,373)

Purchase of treasury stock                                                  (359,361)        (359,361)

BALANCE, DECEMBER 31, 2001                                 244,202        (1,866,197)      46,142,034
Comprehensive income:
   Net Income                                                                                 496,322
  Unrealized gain on available for sale
     investment securities, net of tax
     of $38,118                                            (63,177)                           (63,177)
                                                                                          -----------
      Comprehensive income                                                                    433,145
Issuance of common stock to Employee
    Stock Purchase Plan                                                                        86,549
Series B Preferred Stock Dividends Paid                                                      (122,717)
Purchase of treasury stock                                                                          -
                                                          --------       -----------      -----------

BALANCE, MARCH 31, 2002  (Unaudited)                      $181,025       $(1,866,197)     $46,539,011
                                                          ========       ===========      ===========


See notes to condensed financial statements

FLORIDA BANKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS  (Unaudited)
--------------------------------------------------------------------------------

                                                                                                          Three-Month Period Ended
                                                                                                                   March 31,
                                                                                                      ------------------------------
OPERATING ACTIVITIES:                                                                                       2002              2001
                                                                                                      ------------------------------
  Net income                                                                                          $    496,322     $     60,560
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                                        206,930          170,840
      Reinvested dividends on investment securities                                                        (40,686)
      Deferred income tax provision                                                                        294,662           35,470
      Loss on disposition of furniture and equipment                                                                          6,577
      Accretion of discount on investments, net                                                            (25,488)         (79,347)
      Amortization of premium on loans                                                                      42,223
      Provision for loan losses                                                                            380,434          239,384
      Loss on foreign currency translation                                                                  23,594
      Loss on derivative instruments                                                                        13,277
      Increase in accrued interest receivable                                                             (196,816)         (82,475)
      Decrease in accrued interest payable                                                                (128,132)        (190,440)
      Decrease (increase) in other assets                                                                   41,558         (602,519)
      Decrease in other liabilities                                                                       (739,719)        (221,210)
                                                                                                      ------------     ------------
           Net cash provided by operating activities                                                       368,159         (663,160)
                                                                                                      ------------     ------------

INVESTING ACTIVITIES:
  Proceeds from sales, paydowns and maturities of investment securities:
    Available for sale                                                                                   2,745,158        1,829,730
    Held to maturity                                                                                                      2,579,079
  Purchases of investment securities:
    Available for sale                                                                                 (13,140,037)      (4,346,584)
    Held to maturity                                                                                                     (3,361,015)
    Other investments                                                                                                      (136,700)
  Net increase in loans                                                                                (33,436,437)     (15,048,133)
  Proceeds from sale of other real estate owned                                                            242,979
  Purchases of premises and equipment                                                                     (119,799)        (173,025)
                                                                                                      ------------     ------------
           Net cash used in investing activities                                                       (43,708,136)     (18,656,648)
                                                                                                      ------------     ------------

FINANCING ACTIVITIES:
  Net (decrease) increase in demand deposits, money market accounts and savings accounts                (9,394,866)       6,736,396
  Net increase in time deposits                                                                          2,534,269        3,016,153
  Increase in repurchase agreements                                                                     34,682,234       15,519,385
  Increase (decrease) in borrowed funds                                                                     16,516           (2,657)
  Proceeds from FHLB advances                                                                            3,000,000
  Preferred dividends paid                                                                                (122,718)
  Issuance cost of trust preferred securities                                                              (29,190)
           Net cash provided by financing activities                                                    30,686,245       25,269,277

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  (12,653,732)       5,949,469
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                                   73,989,159       43,687,964
                                                                                                      ------------     ------------

  End of period                                                                                       $ 61,335,427     $ 49,637,433
                                                                                                      ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                                                            $ 12,653,732     $  4,623,954
                                                                                                      ============     ============
NONCASH FINANCING ACTIVITIES:
Proceeds from demand deposits used to purchase shares of
     common stock under Employee Stock Purchase Plan                                                  $     86,549     $     91,995
                                                                                                      ============     ============


See notes to condensed financial statements.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED
MARCH 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      Florida Banks, Inc. (the "Company") was incorporated on October 15, 1997 for the purpose of becoming a bank holding company and acquiring First National Bank of Tampa (the "Bank"). On August 4, 1998, the Company completed its initial public offering and its merger (the "Merger") with the Bank pursuant to which the Bank was merged with and into Florida Bank No. 1, N.A., a wholly-owned subsidiary of the Company, and renamed Florida Bank, N.A

      The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements. These unaudited condensed financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders incorporated by reference into the Company's Form 10-K for the year ended December 31, 2001. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results of the interim periods have been made. Results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

      The consolidated  financial statements include the accounts of the Company
      and  its   subsidiaries.   All  significant   intercompany   balances  and
      transactions have been eliminated in consolidation.

2.    EARNINGS PER COMMON SHARE

      The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per common share.

                                                     Three-Month Period Ended
                                                            March 31,
                                                     ------------------------
                                                        2002          2001
                                                     -----------  -----------

      Weighted average number of common
       shares outstanding - Basic                     5,692,094    5,691,365

      Incremental shares from the assumed
       conversion of stock options                       16,497        2,817
                                                      ---------    ---------

      Total - Diluted                                 5,708,591    5,694,182
                                                      =========    =========


      The incremental shares from the assumed conversion of stock options for the three-month periods ended March 31, 2002 and 2001 were determined using the treasury stock method, under which the assumed proceeds were equal to (1) the amount that the Company would receive upon exercise of the options plus (2) the amount of tax benefit that would be credited to additional paid-in capital assuming exercise of the options. The assumed proceeds are used to purchase outstanding common shares at the Company's average market value for the period. The convertible preferred stock was

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED
MARCH 31, 2002 AND 2001 (UNAUDITED)  (Continued)
--------------------------------------------------------------------------------


      considered to be anti-dilutive and is therefore excluded from the computation of diluted earnings per share.

3.    DERIVATIVE INSTRUMENTS

      The Company adopted Statement of Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001. This statement requires all derivative instruments to be recorded on the balance sheet at fair value.

      The following  instruments  qualify as  derivatives as defined by SFAS No.
      133:

                                                          March 31, 2002
                                                  ------------------------------
                                                  Contract/Notional       Fair
                                                        Amount            Value

      Interest rate swap agreement                  $  7,813,348      $ (34,918)
      Foreign currency swap agreement               $  2,000,000      $ 227,450


      Interest rate swap agreement consists of one agreement which qualifies for the fair value method of hedge accounting under the "short-cut method" based on the guidelines established by SFAS No. 133, and one loan participation agreement accounted for as a derivative which does not qualify for hedge accounting. The Company recognized a loss of $28,362 during the three-month period ended March 31, 2002 as a result of changes in the fair value of those loan participation agreements. Additionally, the Company entered into a foreign currency swap agreement during the first quarter of 2001. This swap agreement does not qualify for hedge accounting under SFAS No. 133. Accordingly, all changes in the fair value of the foreign currency swap agreement will be reflected in the earnings of the Company. The Company recognized a loss of $8,509 during the three-month period ended March 31, 2002 as a result of changes in the fair value of the foreign currency agreement.

4.    PREFERRED STOCK

      On June 29, 2001 the Company issued 100,401 shares of Series B Preferred stock. On July 24, 2001, the Company issued an additional 1,882 shares of Series B Preferred Stock. All Series B Preferred shares were issued for $68.00 per share through a private placement. See footnote 6 below.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED
MARCH 31, 2002 AND 2001 (UNAUDITED)  (Continued)
--------------------------------------------------------------------------------

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

      Liquidation Preference

      In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of Series B preferred stock at that time shall receive $68.00 per share plus an amount equal to accrued and unpaid dividends thereon through and including the date of distribution prior to any distribution to holders of common stock. The liquidation preference at March 31, 2002 was $7,075,293.

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

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED
MARCH 31, 2002 AND 2001 (UNAUDITED)  (Continued)
--------------------------------------------------------------------------------


      SFAS No. 142 establishes accounting and reporting standards for goodwill and other intangible assets. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The Company adopted SFAS No. 142 on January 1, 2002. As the Company currently has no goodwill or intangible assets, the adoption of the Statement did not have an impact on the Company's consolidated financial position and results of operations.

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

      In  August,  2001,  the FASB  issued  SFAS No.  144,  "Accounting  for the
      Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It does not appear the Statement will have a material impact on the Company's consolidated financial position and results of operations.

6.    SUBSEQUENT EVENT

      On April 16, 2002, all 102,283 shares of preferred stock, described in footnote 4 above, automatically converted into 1,022,830 shares of common stock as a result of the average closing price of the Company's common stock closing above $8.00 for the period from March 4, 2002 through April 15, 2002. Holders of Series B Preferred Stock at conversion date will receive cash dividends through April 15, 2002 of $20,008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-Q.

Critical Accounting Policies

The accounting and reporting policies for the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The more critical accounting and reporting policies include the Company's accounting for the allowance for loan losses, other real estate owned and derivative instruments. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company's consolidated financial position or consolidated results of operations. See "Allowance for Loan Losses" herein for a complete discussion. Please also refer to Note 1 in the "Notes to Consolidated Financial Statements" in the Company's Annual Report and "Critical Accounting Policies" in the management discussion and analysis on Form 10-K on file with the Securities and Exchange Commission for details regarding all of the Company's critical and significant accounting policies.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31,2001

The Company's net income for the first quarter of 2002 was $496,000, compared to $61,000 for the three-month period ending March 31, 2001. Net Income applicable to common shares was $376,000 for the first quarter of 2002, compared to $61,000 for the same period in 2001. The Company had no outstanding preferred shares at March 31, 2001, and no preferred dividends accrued or payable at that date. Basic earnings per common share for the first quarter of 2002 was $0.07 compared to $.01 for the first quarter of 2001. The increase in net income can be primarily attributed to increased net interest income.

The increase in net interest income of $956,000 or 28.8%, to $4.3 million for the first quarter of 2002 compared to $3.3 million for the first quarter in 2001, consists of an increase in interest income of $251,000, or 3.2%, and a decrease in interest expense of $705,000, or 15.9%. The increase in interest income in the first quarter of 2002 is primarily attributable to an increase of $463,000 in interest and fees on loans resulting from growth in the loan portfolio. The decrease in interest expense resulted primarily from a decrease of $460,000 in interest on deposits and a decrease of $266,000 in interest on repurchase agreements. These decreases are attributable to a decline in interest rates payable on these liabilities.

The provision for loan losses charged to operations increased $141,000 to $380,000 for the first quarter of 2002 from $239,000 in the first quarter of 2001. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on factors discussed under "Allowance for Loan Losses".

Non-interest income increased 68.4% or $218,000 to $537,000 for the three months ended March 31, 2002 from $319,000 for the three months ended March 31, 2001. The increase in non-interest income primarily resulted from an increase in service fees of $144,000 to $368,000 for the first quarter of 2002 from $224,000 for first quarter of 2001. The increase in service fees resulted primarily from an increase in deposit accounts.

Non-interest expense increased $326,000 or 9.9% to $3.6 million for the three-month period ended March 31, 2002 compared to $3.3 million for the three-month period ended March 31, 2001. The increase in non-interest expense resulted primarily from $83,000 for dividends on preferred securities of subsidiary trust, an item which was not present in the first quarter of 2001, and increases in data processing expenses and other expenses. Data processing expenses increased $34,000 or 20.6% to $197,000 for the three months ended March 31, 2002 as compared to $163,000 for the same period in 2001. This increase resulted primarily from the additional processing expenses associated with the increased volume of loans and deposit accounts. All other expenses increased $152,000, or 27.9% to $698,000 for the first quarter of 2002 compared to $546,000 for the first quarter of 2001. This increase is primarily attributed to the expenses associated with supporting operations related to the overall growth of the Company, together with $38,000 of expenses related to the parcel of other real estate owned.

A provision for income taxes of $307,000 was recognized for the three-month period ended March 31, 2002 as compared to $35,000 for the three-month period ended March 31, 2001. These provisions for income taxes represent an estimated effective annual tax rate of approximately 38%.

FINANCIAL CONDITION

Total assets at March 31, 2002 were $552.5 million, an increase of $30.2 million or 5.8%, from $522.3 million at December 31, 2001. The increase in total assets primarily resulted from the investment of new deposit growth and other borrowed funds in loans and investment securities. Securities available for sale increased $10.3 million or 30.5% to $44.3 million at March 31, 2002 as compared to $34.0 million at December 31, 2001. Federal fund sold decreased $19.2 million or 35.0% to $35.5 million at March 31, 2002 from $54.7 million at December 31, 2001. The decrease in federal funds sold reflects reinvestment of these funds in loans and investment securities during the first three months of 2002.

Total loans increased $33.4 million, or 8.3%, to $435.1 million at March 31, 2002, from $401.7 million at December 31, 2001. The increase in total loans was funded by increases in depository accounts, repurchase agreements sold and other borrowings. The allowance for loan losses increased $373,000 or 7.9% during the first three months of 2001. The increase resulted from net charge-offs of loans of $7,000 plus additional provisions of $380,000, during that period. The allowance for loan losses as a percent of total loans was 1.16% at March 31, 2002 and 1.17% at December 31, 2001. Management believes that such allowance for loan losses is sufficient to cover estimated losses in the Bank's loan portfolio.

Deposits decreased $7.0 million, or 1.6%, to $444.2 million at March 31, 2002 from $451.2 million at December 31, 2001. The decrease in total deposits resulted from a decrease of $37.7 million or 37.7% in non-interest deposits. This is a result of the transfer of almost all repurchase agreements sold into demand deposit accounts by our customers at December 31, 2001 to avoid payment of Florida intangible taxes on those securities. These funds flowed back into repurchase agreements after year-end, as can be seen by comparing the relative balances of demand deposits and repurchase agreements sold at March 31, 2002 and December 31, 2001. Interest-bearing demand deposits increased $193,000 or 1.0%. Savings deposits increased $27.1 million or 42.1%. Money market accounts increased $793,000 or 12.5%. Time deposits $100,000 and over increased $4.7 million or 2.4%, and other time deposits decreased $2.2 million, or 3.3%. Time deposits often fluctuate in response to interest rate changes and can vary rather significantly on a quarterly basis. The increase in time deposits resulted primarily from an increase in brokered deposits. Growth in other deposit categories are primarily attributable to continued expansion of the Company's customer base as a result of ongoing marketing activities.

Repurchase agreements sold increased $34.7 million, or 771.5%, to $39.2 million at March 31, 2002 from $4.5 million at December 31, 2001, for reasons discussed in the previous paragraph. Other borrowed funds increased $3.0 million, or 31.1% to $12.7 million at March 31, 2002 from $9.7 million at December 31, 2001. The increase in other borrowed funds is primarily due to increased use of these instruments to help fund continued loan growth. Accrued interest payable decreased $128,000 or 4.5%, to $2.7 million at March 31, 2002 from $2.9 million at December 31, 2001. This decrease is due primarily to a reduction in overall interest rates.

Accounts payable and accrued expenses decreased $740,000 or 36.3% to $1.3 million at March 31, 2002 from $2.0 million at December 31, 2001. This decrease results primarily from the payment of incentives and bonuses of $812,000 during the first quarter of 2002.

Shareholders' equity increased by $397,000 to $46.5 million at March 31, 2002, from $46.1 million at December 31, 2001. This increase is primarily the result of net income for the first quarter of $496,000, combined with the issue of stock under the Company's employee stock purchase plan of $86,000. These increases were partially offset by a decrease in other comprehensive income related to an unrealized gain in the Company's bond portfolio of $63,000, and cash dividends paid on Series B preferred stock of $123,000.

Non-accrual loans were $1.1 million at March 31, 2002, and December 31, 2001. These loans were reclassified under the Bank's policy of transferring loans to non-accrual status when they become more than 90 days past due on either principal or interest. The Company believes the specific reserves placed against these loans are adequate, and payment is being sought from secondary sources, such as the sale of collateral.

Allowance for Loan Losses

Management determines the allowance for loan losses by establishing a general allowance by loan pool determined for groups of smaller, homogenous loans possessing similar characteristics and non-homogeneous loans that are not classified. All classified loans are reviewed on an individual basis.

General Allowance

It is difficult in a Bank of this size to use migration analysis or other more sophisticated approaches due to the small size of the loan portfolio, and the significant changes in the lending strategy and mix of the loan portfolio from the date of the merger. For this reason, a reasonable indicator of the Bank's potential future losses in the non-criticized and non-specialized pools of loans is the historical performance of the Bank's peer group on a rolling four-quarter basis. This information is gathered quarterly from the Uniform Bank Performance
                                                        ------------------------
Report provided by the Federal Financial  Institutions  Examination  Council. As
------
the bank matures, and growth stabilizes, it is management's intention to replace this peer group methodology with the actual loss experience of Florida Bank, N.A.

Added to the peer group historical performance are those current conditions that are probable to impact future loan losses. To account for these current conditions, management has reviewed various factors to determine the impact on the current loan portfolio. These adjustments reflect management's best estimate of the level of loan losses resulting from these conditions by determining a range for each current condition adjustment, "lower range to upper range". This allows us to "shock" the loan portfolio and look at the level of allowances required should an "upper range" scenario start to unfold. The following current condition factors were considered in this analysis:

    o Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

    o   Changes  in  national  and  local  economic  and  business   conditions,
        including the condition of various market segments.

    o   Changes in the nature and volume of the portfolio.

    o Changes in the experience, ability, and depth of lending management and staff.

    o Changes in the volume and severity of past due and classified loans; and the volume of non-accruals, trouble debt restructurings and other loan modifications.

    o The existence and effect of any concentrations of credit, and changes in the level of such conditions.

    o The effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Bank's portfolio.

Specific Allowance


Management feels that given the small number of classified loans, type of historical loan losses, and the nature of the underlying collateral, creating specific allowances for classified assets results in the most accurate and objective allowance. Should the number of these types of assets grow substantially, other methods may have to be considered.

The method used in setting the specific allowance uses current appraisals as a starting point, based on the Bank's possible liquidation of the collateral. On assets other than real estate, which tend to depreciate rapidly, another current valuation is used. For instance, in the case of commercial loans collateralized by automobiles, the current NADA wholesale value is used. On collateral such as over-the-road equipment, trucks or heavy equipment, valuations are sought from firms or persons knowledgeable in the area, and adjusted for the probable condition of the collateral. Other collateral such as furniture, fixtures and equipment, accounts receivable, and inventory, are considered separately with more emphasis given to the borrower's financial condition and trends rather than the collateral support. The value of the collateral is then discounted for estimated selling cost.

Summary

The various methodologies included in this analysis take into consideration the historic loan losses and specific allowances. In addition, the allowance incorporates the results of measuring impaired loans as provided by Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. Specific allowances totaled $1.1 million at March 31, 2002. The range for the allowance for loan losses at March 31, 2002, including specific allowances, were determined to be between $4.0 million or .92% of loans (low range) and $7.8 million or 1.79% of loans (high range).

At March 31, 2002, our total allowance for credit losses is $5.1 million or 1.16% of loans as compared to $4.7 million or 1.17% of loans at December 31, 2001. Criticized/Classified assets have remained fairly constant when measured against loans outstanding. At March 31, 2002, this benchmark was 2.40% of loans outstanding compared to 2.27% at December 31, 2001. Past due loans have increased slightly to .32% of loans outstanding at March 31, 2002 compared to ..20% at December 31, 2002. Non-Performing Assets have declined as a percentage of total loans including other real estate owned to .83% at March 31, 2002 versus .96% at December 31, 2001. Net loan losses for the first quarter were

$7,746 or .002% of average loans outstanding.

LIQUIDITY

The Company, through its subsidiary, the Bank, has traditionally maintained levels of liquidity above levels required by regulatory authorities. The Bank's operational needs, demand for loan disbursements, and savings withdrawals can be met by loan principal and interest payments received, new deposits, and excess liquid assets. Significant loan demand, deposit withdrawal, increased delinquencies and increased real estate acquired in settlement of loans could alter this condition. Management does not foresee any liquidity problems for 2002.

Liquidity and Sources of Capital
--------------------------------

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2002 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $61.3 million, representing 11.1% of total assets. Investment securities available for sale amounted to $44.3 million, representing 8% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The
Company's ability to maintain and expand its deposit base and borrowing capabilities are also a source of liquidity. For the three-month period ended March 31, 2002, total deposits decreased from $451.2 million at December 31, 2001 to $444.2 million, or 1.6%. During this period, repurchase agreements sold increased from $4.5 million to $39.2 million, or 771.5%, and other borrowed fund increased from $9.7 million to $12.7 million, or 31.1%. There can be no assurance that the Company will be able to maintain this level of growth. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

The Company's Board and executive officers are committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

The table  below  illustrates  the  Bank's  regulatory  capital  ratios at March
31,2002:

                                         March 31,         Regulatory
     Bank                                  2002            Requirement
     ----                            -----------------   ---------------

Tier 1 Capital                             9.85 %              4.00 %
                                          =====                ====

Total risk-based capital ratio            10.91 %              8.00 %
                                          =====                ====

Leverage ratio                            8.99  %              4.00 %
                                          =====                ====











Neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

     The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-earning liabilities subject to repricing over a specified period and the amount of change in individual interest rates. In the current interest rate environment, the liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable performance levels. A decreasing rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing rate environment, earnings are positively impacted. This asset/liability mismatch in pricing is referred to as gap ratio and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap ratio of 1.00 means that assets and liabilities are perfectly matched as to repricing. Management has targeted gap ratio guidelines for a one-year time horizon of between .80 and 1.20 for the Bank. At March 31, 2002, the Bank had a cumulative gap ratio of approximately 1.05 for the one-year period ending March 31, 2003. At March 31, 2002, the Company had a cumulative gap ratio of 1.39 for the three-month time period. Given these gap ratios, over the next three-month period, rate-sensitive assets will reprice faster than rate-sensitive liabilities, and for the following nine-month period, rate sensitive liabilities will reprice faster than rate-sensitive assets.

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

     In addition to the gap analysis, management uses rate shock simulation to measure the rate sensitivity of its balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on the Company's net interest margin. The Company measures its interest rate risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a period of twelve months. The Company's most recent rate shock simulation analysis, performed as of December 31, 2001, indicates that a 200 basis point increase in rates would cause an increase in net interest income of $1,149,000 over the next twelve-month period. Conversely, a 200 basis point decrease in rates would cause a decrease in net interest income of $1,248,000 over a twelve-month period. This simulation is based on management's assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this will be the case. While this simulation is a useful measure of the Company's sensitivity to changing rates, it is not a forecast of the future results and is based on many assumptions that if changed, could cause a different outcome. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to net interest income than indicated above.

     At March 31, 2002, the Company was not engaged in trading activities.

     The Company enters into interest rate swap agreements to manage its exposure to changes in interest rates and to convert the fixed rate on certain brokered certificates of deposit to a floating rate in order to more closely match interest rate sensitivity between selected assets and liabilities. The Company does not use derivative financial instruments for speculative purposes. As is customary for these types of instruments, the Company does not require collateral or other security from other parties to these instruments. By their nature all such instruments involve risk, including the credit risk of nonperformance by counterparties. However, at March 31, 2002, in management's opinion there was no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.


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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

     4.1 Indenture, dated December 18, 2001, between Florida Banks, Inc. and State Street Bank and Trust Company of Connecticut, National Association.
     4.2 Amended and Restated Declaration of Trust, dated December 18, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, Florida Banks, Inc. and the administrators named therein.
     10.1 Placement Agreement, dated December 4, 2001, between Florida Banks, Inc., First Tennessee Capital Markets and Keefe, Bruyette & Woods, Inc.
     10.2 Subscription Agreement, dated December 18, 2001, between Florida Banks, Inc., Florida Banks Statutory Trust I and Preferred Term Securities IV, Ltd.
     10.3 Guarantee Agreement, dated December 18, 2001, by and between Florida Banks, Inc. and State Street Bank and Trust Company of Connecticut, National Association.


     (b)  Reports on Form 8-K.

          No report on Form 8-K was filed during the quarter ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Florida Banks, Inc.


Date:  May 10, 2002               By:  /s/ Charles E. Hughes, Jr.
                                       -------------------------------
                                           Charles E. Hughes, Jr.
                                           President and Chief Executive Officer


Date:  May 10, 2002               By:  /s/ T. Edwin Stinson, Jr.
                                       ----------------------------------
                                           T. Edwin Stinson, Jr.
                                           Chief Financial Officer