Form 10-Q
period 2002-06-30
FLORIDA BANKS INC
filed 2002-08-14
CIK 1058802

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         (Mark One)
  X      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Title                                           Outstanding
    COMMON STOCK, $.01 PAR VALUE                    OUTSTANDING AT JUNE 28, 2002
    PER SHARE                                       6,727,158

Item 1.  Financial Statements
FLORIDA BANKS, INC.
CONDENSED BALANCE SHEETS  (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
                                                                                         June 30,             December 31,
ASSETS                                                                                     2002                   2001

CASH AND DUE FROM BANKS                                                                $  20,380,434         $  19,332,159
FEDERAL FUNDS SOLD AND REPURCHASE AGREEMENTS                                              84,452,000            54,657,000
                                                                                       -------------         -------------
           Total cash and cash equivalents                                               104,832,434            73,989,159
INVESTMENT SECURITIES:
  Available for sale, at fair value (cost $35,235,616  and $33,562,507
    at June 30, 2002 and  December 31, 2001)                                              36,132,511            33,954,045
  Held to maturity, at cost (fair value $1,831,352 and $2,934,245
    at June 30, 2002 and  December 31, 2001)                                               1,791,329             2,867,163
  Other investments                                                                        2,253,350             2,064,550
                                                                                       -------------         -------------
           Total investment securities                                                    40,177,190            38,885,758
LOANS:
  Commercial real estate                                                                 271,033,885           210,373,284
  Commercial                                                                             155,664,855           142,910,691
  Residential mortgage                                                                    22,376,599            22,308,820
  Consumer                                                                                35,196,872            23,158,053
  Credit card and other loans                                                              1,894,557             2,911,884
                                                                                       -------------         -------------
           Total loans                                                                   486,166,768           401,662,732
  Allowance for loan losses                                                               (5,969,585)           (4,692,216)
  Net deferred loan fees                                                                    (364,439)             (218,821)
                                                                                       -------------         -------------
           Net loans                                                                     479,832,744           396,751,695
PREMISES AND EQUIPMENT, NET                                                                4,143,414             3,361,882
ACCRUED INTEREST RECEIVABLE                                                                1,956,583             1,722,746
DEFERRED INCOME TAXES, NET                                                                 3,434,531             4,016,786
DERIVATIVE INSTRUMENTS                                                                                             279,784
OTHER REAL ESTATE OWNED                                                                    3,187,348             2,777,827
OTHER ASSETS                                                                                 400,843               537,588
                                                                                       -------------         -------------
TOTAL ASSETS                                                                           $ 637,965,087         $ 522,323,225
                                                                                       =============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
  Noninterest-bearing demand                                                           $  67,669,174         $  99,899,425
  Interest-bearing demand                                                                 27,025,147            19,164,133
  Regular savings                                                                         62,995,557            64,338,080
  Money market accounts                                                                    8,044,065             6,342,009
  Time $100,000 and over                                                                 249,032,569           194,016,109
  Other time                                                                             110,235,035            67,489,519
                                                                                       -------------         -------------
          Total deposits                                                                 525,001,547           451,249,275
REPURCHASE AGREEMENTS SOLD                                                                38,205,776             4,495,547
OTHER BORROWED FUNDS                                                                       9,703,688             9,714,692
ACCRUED INTEREST PAYABLE                                                                   2,247,513             2,863,882
DERIVATIVE INSTRUMENTS                                                                       171,037
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                      2,107,534             2,038,795
                                                                                       -------------         -------------
          Total liabilities                                                              577,437,095           470,362,191
                                                                                       -------------         -------------
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES
   OF SUBSIDIARY TRUST                                                                    13,525,201             5,819,000
                                                                                       -------------         -------------
SHAREHOLDERS' EQUITY:
  Series B Preferred Stock, $68.00 par value, 1,000,000 shares authorized, 102,283
    shares issued and outstanding at December 31, 2001                                                           6,955,244
  Common stock, $.01 par value; 30,000,000 shares authorized;
    7,029,358  and 5,979,860 shares issued, respectively                                      70,294                59,799
  Additional paid-in capital                                                              53,923,409            46,828,142
  Accumulated deficit (deficit of $8,434,037
     eliminated upon quasi-reorganization on December 31, 1995)                           (5,684,108)           (6,079,156)
  Treasury stock 302,200 shares at cost                                                   (1,866,197)           (1,866,197)
  Accumulated other comprehensive income, net of tax                                         559,393               244,202
                                                                                       -------------         -------------
          Total shareholders' equity                                                      47,002,791            46,142,034
                                                                                       -------------         -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 637,965,087         $ 522,323,225
                                                                                       =============         =============

See notes to condensed financial statements.

FLORIDA BANKS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                        Three-Month Period Ended          Six-Month Period Ended
                                                                                June 30,                         June 30,
                                                                      ----------------------------      ---------------------------
                                                                          2002             2001            2002            2001
                                                                          ----             ----            ----            ----
 INTEREST INCOME:
  Loans, including fees                                               $ 7,947,575      $ 6,643,186      $15,177,735     $13,410,101
  Investment securities                                                   571,360          655,886        1,146,494       1,353,715
  Federal funds sold                                                      156,728          239,248          359,587         531,216
                                                                      -----------      -----------      -----------     -----------
          Total interest income                                         8,675,663        7,538,320       16,683,816      15,295,032
                                                                      -----------      -----------      -----------     -----------

INTEREST EXPENSE:
  Deposits                                                              3,454,760        3,756,127        6,940,273       7,701,825
  Repurchase agreements                                                   125,323          349,675          251,458         741,334
  Borrowed funds                                                          107,967           92,477          225,103         188,634
                                                                      -----------      -----------      -----------     -----------

          Total interest expense                                        3,688,050        4,198,279        7,416,834       8,631,793
                                                                      -----------      -----------      -----------     -----------

NET INTEREST INCOME                                                     4,987,613        3,340,041        9,266,982       6,663,239

PROVISION FOR LOAN LOSSES                                               1,027,516          384,029        1,407,950         623,413
                                                                      -----------      -----------      -----------     -----------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                            3,960,097        2,956,012        7,859,032       6,039,826
                                                                      -----------      -----------      -----------     -----------

NONINTEREST INCOME:
  Service fees                                                            401,070          291,333          769,518         515,580
  Loss on sale of available for sale investment  securities                                    (12)                             (12)
  Other noninterest income                                                167,477          112,111          336,237         206,783
                                                                      -----------      -----------      -----------     -----------


                                                                          568,547          403,432        1,105,755         722,351
                                                                      -----------      -----------      -----------     -----------
NONINTEREST EXPENSES:
  Salaries and benefits                                                 2,522,202        2,003,631        4,711,045       4,164,968
  Occupancy and equipment                                                 506,740          426,887          973,290         863,372
  Data processing                                                         200,282          168,178          397,196         331,447
   Dividends on preferred security of subsidiary trust                    140,758                           223,740
  Other                                                                   899,734          658,274        1,597,604       1,203,886
                                                                      -----------      -----------      -----------     -----------

                                                                        4,269,716        3,256,970        7,902,875       6,563,673
                                                                      -----------      -----------      -----------     -----------


INCOME  BEFORE PROVISION
  FOR INCOME TAXES                                                        258,928          102,474        1,061,912         198,504

PROVISION FOR INCOME TAXES                                                 97,427           39,495          404,089          74,965
                                                                      -----------      -----------      -----------     -----------

NET INCOME                                                            $   161,501      $    62,979      $   657,823     $   123,539
                                                                      ===========      ===========      ===========     ===========

PREFERRED STOCK DIVIDENDS                                                  20,008                           140,058
                                                                      -----------      -----------      -----------     -----------

NET INCOME APPLICABLE TO COMMON SHARES                                $   141,493      $    62,979      $   517,765     $   123,539
                                                                      ===========      ===========      ===========     ===========

INCOME PER COMMON SHARE:
  Basic                                                               $      0.02      $      0.01      $      0.08     $      0.02
                                                                      ===========      ===========      ===========     ===========

  Diluted                                                             $      0.02      $      0.01      $      0.08     $      0.02
                                                                      ===========      ===========      ===========     ===========

 See notes to condensed financial statements.

FLORIDA BANKS, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY  (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Accumulated
                                                                                                                           Other
                                                     Preferred Stock       Common Stock       Additional               Comprehensive
                                                   ----------------------------------------    Paid-In    Accumulated  (loss) income
                                                   Shares   Par Value    Shares   Par Value    Capital      Deficit     Net of Tax


BALANCE, JANUARY 1, 2001                                                5,929,751  $59,298   $46,750,329  $(6,760,222)   $ 13,870
Comprehensive income:

 Net Income                                                                                                   808,439
 Unrealized gain on available for sale
    investment securities, net of tax of $160,168                                                                         230,332
     Comprehensive income
Issuance of common stock to Employee
    Stock Purchase Plan                                                    50,109      501       226,587
Issuance of Series B Preferred Stock               102,283  $6,955,244                          (148,774)
Series B Preferred Stock Dividends Paid                                                                      (127,373)
Purchase of treasury stock

                                                   _______  __________  _________  _______   ___________  ___________    ________

BALANCE, DECEMBER 31, 2001                         102,283   6,955,244  5,979,860   59,799    46,828,142   (6,079,156)    244,202
Comprehensive income:
   Net Income                                                                                                 657,823
  Unrealized gain on available for sale
     investment securities, net of tax of $337,502                                                                        315,191
      Comprehensive income
Issuance of common stock to Employee
    Stock Purchase Plan                                                    16,871      169        86,380
Series B preferred stock dividends paid                                                                      (262,775)
Conversion of Series B preferred stock to
common                                            (102,283) (6,955,244) 1,022,830   10,228     6,945,015
Exercise of stock options and issue of stock
grants                                                                      9,797       98        63,872
                                                   _______  _________   __________  _______   ___________  ___________    ________

BALANCE, June 30, 2002                                   -  $   -       7,029,358  $70,294   $53,923,409  $(5,684,108)   $559,393
                                                   =======  =========   =========  =======   ===========  ===========    ========



                                                                  Treasury
                                                                   Stock               Total

BALANCE, JANUARY 1, 2001                                        $(1,506,836)        $38,556,439
Comprehensive income:

 Net Income                                                                             808,439
 Unrealized gain on available for sale
    investment securities, net of tax of $160,168                                       230,332
                                                                                    ___________

     Comprehensive income                                                             1,038,771
Issuance of common stock to Employee
    Stock Purchase Plan                                                                 227,088

Issuance of Series B Preferred Stock                                                 6,806,470

Series B Preferred Stock Dividends Paid                                                (127,373)

Purchase of treasury stock                                         (359,361)           (359,361)

                                                                 __________         ___________

BALANCE, DECEMBER 31, 2001                                       (1,866,197)         46,142,034
Comprehensive income:

   Net Income                                                                           657,823
  Unrealized gain on available for sale
     investment securities, net of tax of
$337,502                                                                                315,191
                                                                                    ___________

      Comprehensive income                                                              973,014
Issuance of common stock to Employee

    Stock Purchase Plan                                                                  86,548

Series B preferred stock dividends paid                                                (262,775)
Conversion of Series B preferred stock to
common
Exercise of stock options and issue of stock grants                                      63,970
                                                                 __________         ___________

BALANCE, June 30, 2002                                          $(1,866,197)        $47,002,791
                                                                ===========         ===========

See notes to condensed financial statements.

FLORIDA BANKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS  (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Six-Month Period Ended
                                                                                                                   June 30,
                                                                                                     -------------------------------
OPERATING ACTIVITIES:                                                                                        2002             2001
                                                                                                     -------------------------------
  Net income                                                                                         $     657,823    $     123,539
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                                        417,627          372,441
      Reinvested dividends on investment securities                                                        (69,062)
      Deferred income tax provision                                                                        392,089           74,965
      Loss on disposition of furniture and equipment                                                                          6,577
      Accretion of premium on investments, net                                                             (39,124)        (113,285)
      Amortization of premium on loans                                                                      42,223
      Provision for loan losses                                                                          1,407,950          623,413
      Loss on foreign currency translation                                                                  17,349
      Loss on derivative instruments                                                                        49,643            4,620
      Increase in accrued interest receivable                                                             (233,837)         (84,614)
      Decrease in accrued interest payable                                                                (616,369)        (442,083)
      Decrease (increase) in other assets                                                                  136,745          (20,396)
      Increase in other liabilities                                                                         68,739           30,424
                                                                                                     -------------    -------------
           Net cash provided by operating activities                                                     2,231,796          575,601
                                                                                                     -------------    -------------
INVESTING ACTIVITIES:
  Proceeds from sales, paydowns and maturities of investment securities:
    Available for sale                                                                                  12,600,564        6,314,181
    Held to maturity                                                                                     1,110,385        2,579,079
  Purchases of investment securities:
    Available for sale                                                                                 (14,200,037)      (7,950,301)
    Held to maturity                                                                                                     (3,361,015)
    Other investments                                                                                     (188,800)        (136,700)
  Net increase in loans                                                                                (84,993,268)     (46,432,802)
  Proceeds from sale of other real estate owned                                                            242,979
  Purchases of premises and equipment                                                                   (1,199,159)        (439,152)
                                                                                                     -------------    -------------
           Net cash used in investing activities                                                       (86,627,336)     (49,426,710)
                                                                                                     -------------    -------------

FINANCING ACTIVITIES:
  Net (decrease) increase in demand deposits, money market accounts and savings accounts               (23,729,780)      19,661,131
  Net increase in time deposits                                                                         97,761,976       26,535,565
  Increase in repurchase agreements                                                                     33,710,229       21,844,123
  Increase (decrease) in borrowed funds                                                                 (3,011,004)          17,615
  Proceeds from FHLB advances                                                                            3,000,000
  Proceeds from exercise of stock options                                                                   63,969
  Preferred dividends paid                                                                                (262,776)
  Proceeds from sale of Series B preferred stock                                                                          6,690,918
                                                                                                                       -------------
  Issuance cost of trust preferred securities                                                            7,706,201
                                                                                                     -------------
           Net cash provided by financing activities                                                   115,238,815       74,749,352
                                                                                                     -------------    -------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   30,843,275       25,898,243
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                                   73,989,159       43,687,964
                                                                                                     -------------    -------------

  End of period                                                                                      $ 104,832,434    $  69,586,207
                                                                                                     =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                                                           $   8,033,203    $   4,772,436
                                                                                                     =============    =============
NONCASH FINANCING ACTIVITIES:
Proceeds from demand deposits used to purchase shares of
     common stock under Employee Stock Purchase Plan                                                 $      86,549    $     161,497
                                                                                                     =============    =============


See notes to condensed financial statements.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX-MONTH PERIODS ENDED
JUNE 30, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------


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

      The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements. These unaudited condensed financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders incorporated by reference into the Company's Form 10-K for the year ended December 31, 2001. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results of the interim periods have been made. Results of operations for the three- and six-month periods ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

      The consolidated  financial statements include the accounts of the Company
      and  its   subsidiaries.   All  significant   intercompany   balances  and
      transactions have been eliminated in consolidation.

2.    EARNINGS PER COMMON SHARE

      The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per common share.

                                            Three-Month Period Ended            Six-Month Period Ended
                                                    June 30,                           June 30,
                                         --------------------------------   -------------------------------
                                              2002             2001              2002            2001
                                         ---------------  ---------------   ---------------  --------------

Weighted average number of common
  shares outstanding - Basic                 6,552,607        5,709,004         6,124,728         5,681,919

Incremental shares from the assumed
  conversion of stock options                   16,497            2,817            16,497             2,817
                                             ---------        ---------         ---------         ---------

Total - Diluted                              6,569,104        5,711,821         6,141,225         5,684,736
                                             =========        =========         =========         =========




      The incremental shares from the assumed conversion of stock options for the three- and six-month periods ended June 30, 2002 and 2001 were determined using the treasury stock method, under which the assumed proceeds were equal to (1) the amount that the Company would receive upon exercise of the options plus (2) the amount of tax benefit that would be credited to additional paid-in capital assuming exercise of the options. The assumed proceeds are used to purchase outstanding common shares at the

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX-MONTH PERIODS ENDED
JUNE 30, 2002 AND 2001 (UNAUDITED)  (Continued)
--------------------------------------------------------------------------------


      Company's average market value for the period. The convertible preferred stock outstanding at June 30, 2001 was considered to be anti-dilutive and is therefore excluded from the computation of diluted earnings per share.

3.    DERIVATIVE INSTRUMENTS

      The Company adopted Statement of Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001. This statement requires all derivative instruments to be recorded on the balance sheet at fair value.

      The following  instruments  qualify as  derivatives as defined by SFAS No.
      133:

                                                           June 30, 2002
                                                 -------------------------------
                                                 Contract/Notional       Fair
                                                      Amount             Value


      Interest rate swap agreements                $ 42,500,000        $497,805
      Foreign currency swap agreements             $  2,000,000        $ 22,338

      Interest rate swap agreements at June 30, 2002 consist of seven agreements which effectively convert the interest rate on certain certificates of deposit from a fixed rate to a variable rate to more closely match the interest rate sensitivity of the Company's assets and liabilities. The Company has designated and assessed the derivatives as highly effective fair value hedges, as defined by SFAS No. 133. The Company recognized losses of $21,281 and $49,643 during the three-month and six-month periods ended June 30, 2002 as a result of changes in the fair value of loan participation agreements which contained imbedded derivatives at December 31, 2001 and March 31, 2002, and were no longer in place at June 30, 2002. Additionally, the Company entered into a foreign currency swap agreement during the first quarter of 2001. This swap agreement does not qualify for hedge accounting under SFAS No. 133. Accordingly, all changes in the fair value of the foreign currency swap agreement are reflected in the earnings of the Company. The Company recognized losses of $8,840 and $17,349 during the three-month and six-month periods ended June 30, 2002 as a result of changes in the fair value of the foreign currency agreement.

4.    PREFERRED STOCK

      On June 29, 2001 the Company issued 100,401 shares of Series B Preferred stock. On July 24, 2001, the Company issued an additional 1,882 shares of Series B Preferred Stock. All Series B Preferred shares were issued for $68.00 per share through a private placement. On April 16, 2002, all 102,283 shares of preferred stock automatically converted into 1,022,830 shares of common stock as a result of the average closing price of the Company's common stock closing above $8.00 for the period from March 4, 2002 through April 15, 2002.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX-MONTH PERIODS ENDED
JUNE 30, 2002 AND 2001 (UNAUDITED)  (Continued)
--------------------------------------------------------------------------------


5.    RECENT ACCOUNTING PRONOUNCEMENTS

      In July of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 establishes accounting and reporting standards for business combinations. This Statement eliminates the use of the pooling-of-interests method of accounting for business combinations, requiring future business combinations to be accounted for using the purchase method of accounting. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. The Statement had no impact on the Company's consolidated financial position and results of operations.

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

      In  August,  2001,  the FASB  issued  SFAS No.  144,  "Accounting  for the
      Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of the Statement did not have a material impact on the Company's consolidated financial position and results of operations.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX-MONTH PERIODS ENDED
JUNE 30, 2002 AND 2001 (UNAUDITED)  (Continued)
--------------------------------------------------------------------------------


      In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement will be effective for the year ended December 31, 2003 and for transactions entered into after May 15, 2002. It does not appear that this statement will have a material effect on the financial position, operations or cash flows of the Company.

      In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. It does not appear that this statement will have a material effect on the financial position, operations or cash flows of the Company.

6.    TRUST PREFERRED SECURITIES

      On April 10, 2002, the Company participated in a pooled trust preferred offering. In connection with the transaction, the Company, through its subsidiary trust, Florida Banks Capital II (the "Trust II"), issued
      $4,000,000 in trust preferred securities. The Trust II also issued $124,000 of common securities to the Company and used the total proceeds to purchase $4,124,000 in 30-year subordinated debentures of the Company. The preferred securities pay dividends at an initial rate of 6.02% through October 22, 2002. The rate then becomes a floating rate based on 6-month LIBOR plus 3.70%, adjusted semi-annually after each dividend payment date. Dividend payment dates are April 22 and October 22 of each year. There is a par call option beginning April 22, 2007. The subordinated debentures are the sole assets of the Trust II and are eliminated, along with the related income statement effects, in the Company's consolidated financial statements.

      On June 28, 2002, the Company participated in a pooled trust preferred offering. In connection with the transaction, the Company, through its subsidiary trust, Florida Banks Capital I (the "Trust I"), issued $4,000,000 in trust preferred securities. The Trust I also issued $124,000 of common securities to the Company and used the total proceeds to purchase $4,124,000 in 30-year subordinated debentures of the Company.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX-MONTH PERIODS ENDED
JUNE 30, 2002 AND 2001 (UNAUDITED)  (Continued)
--------------------------------------------------------------------------------

      The preferred securities pay dividends at an initial rate of 5.48% through September 30, 2002. The rate then becomes a floating rate based on 3-month LIBOR plus 3.75%, adjusted quarterly after each dividend payment date. Dividend payment dates are March 30, June 30, September 30 and December 30 of each year. There is a par call option beginning June 30, 2007. The subordinated debentures are the sole assets of the Trust I and are eliminated, along with the related income statement effects, in the Company's consolidated financial statements.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

The Company's net income applicable to common shares for the second quarter of 2002 was $141,493, compared to $62,979 for the three-month period ended June 30, 2001. Basic income per common share for the second quarter of 2002 was $.02 compared to $.01 for the second quarter of 2001. The increase in net income can be primarily attributed to increased net interest income.

The increase in net interest income of $1.6 million or 49.3%, to $5.0 million for the second quarter of 2002 compared to $3.3 million the second quarter in 2001, consists of an increase in interest income of $1.1 million, or 15.1%, and decrease in interest expense of $510,000, or 12.2%. The increase in interest income in the second quarter of 2001 is primarily attributable to an increase of $1.3 million in interest and fees on loans resulting from the growth in the loan portfolio. The decrease in interest expense resulted primarily from a decrease of $301,000 in interest on deposits and a decrease of $224,000 in interest on repurchase agreements. These decreases in interest expense are attributable to the decline in market interest rates on deposits and repurchase agreements.

The provision for loan losses charged to operations increased $643,000 to $1.0 million for the second quarter of 2002 from $384,000 in the second quarter of 2001. This increase primarily reflects the growth of the overall loan portfolio. For a more detailed discussion of the provision for loan losses, see "Allowance
                                                                       ---------
for Loan Losses" in the "Financial Condition" section below.
---------------

Non-interest income increased 40.9% or $165,000 to $569,000 for the three months ended June 30, 2002 from $403,000 for the three months ended June 30, 2001. The increase in non-interest income primarily resulted from an increase in service fees of $110,000 to $401,000 for the three months ended June 30, 2002 from $291,000 for the three months ended June 30, 2001. The increase in service fees resulted primarily from an increase in deposits.

Non-interest expense increased $1.0 million or 31.1% to $4.3 million for the three-month period ended June 30, 2002 compared to $3.3 million for the three-month period ended June 30, 2001. The increase in non-interest expense resulted primarily from increases in salaries and benefits, dividends on preferred security of subsidiary trust, and other expenses. Salaries and benefits expenses increased $519,000 to $2.5 million for the second quarter of 2002 compared to $2.0 million for the second quarter of 2001. This increase is primarily the result of additional staff associated with the overall growth of the Company's business. Dividends on preferred security of subsidiary trust were $141,000 for the second quarter of 2002. The Company had no subsidiary trust securities outstanding during the second quarter of 2001, so this expense for that quarter was zero. Other expenses increased $241,000, or 36.7% to $900,000 for the second quarter of 2002 compared to $658,000 for the second quarter of 2001. This increase is primarily attributed to the expenses associated with supporting operations related to the overall growth of the Company. Specific operational expenses which increased include communications, recruitment expenses and expenses related to other real estate owned.

A provision for income taxes of $97,000 was recognized for the three-month period ended June 30, 2002 as compared to $39,000 for the same period ended June 30, 2001. These provisions for income taxes represent an estimated effective annual tax rate of approximately 38%.


Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

The Company's net income applicable to common shares for the first half of 2002 was $518,000, compared to $124,000 for the six-month period ending June 30, 2001. Basic income per share for the first half of 2001 was $.08 compared to $.02 for the first half of 2001. The increase in net income can be primarily attributed to increased net interest income.

The increase in net interest income of $2.6 million or 39.1%, to $9.3 million for the first half of 2002 compared to $6.7 million the first half in 2001, consists of an increase in interest income of $1.4 million, or 9.1%, and a decrease in interest expense of $1.2 million, or 14.1%. The increase in interest income in the first half of 2002 is primarily attributable to an increase of $1.8 million in interest and fees on loans resulting from the growth in the loan portfolio. The decrease in interest expense for the first half of 2002 is primarily attributable to a decrease of $762,000 in interest on deposits and a decrease of $490,000 in interest on repurchase agreements. These decreases in interest expense are attributable to the decline in market interest rates on deposits and repurchase agreements.

The provision for loan losses charged to operations increased $785,000 to $1.4 million for the first half of 2002 from $623,000 in the first half of 2001. This increase primarily reflects the growth of the overall loan portfolio. For a more detailed discussion of the provision for loan losses, see "Allowance for Loan
                                                              ------------------
Losses" in the Financial Condition section below.
------

Non-interest income increased 53.1% or $383,000 to $1.1 million for the six months ended June 30, 2002 from $722,000 for the six months ended June 30, 2001. The increase in non-interest income primarily resulted from an increase in service fees of $254,000 to $770,000 for the six months ended June 30, 2002 from $516,000 for the six months ended June 30, 2001. The increase in service fees resulted primarily from an increase in deposits. Other noninterest income increased $129,000 to $336,000 for the six months ended June 30, 2002 from $207,000 for the same period in 2001. This increase was primarily attributable to an increase in mortgage loan referral fees.

Non-interest expense increased $1.3 million or 20.4% to $7.9 million for the six-month period ended June 30, 2002 compared to $6.6 million for the six-month period ended June 30, 2001. The increase in non-interest expense resulted primarily from increases in salaries and benefits, dividends on preferred security of subsidiary trust, and other expenses. Salaries and benefits expenses increased $546,000 to $4.7 million for the first half of 2002 compared to $4.2 million for the first half of 2001. This increase is primarily the result of additional staff associated with the overall growth of the Company's business. Dividends on preferred security of subsidiary trust were $224,000 for the first half of 2002. The Company had no subsidiary trust securities outstanding during the first half of 2001, so this expense for that period was zero. Other expenses increased $394,000, or 32.7% to $1.6 million for the first half of 2002 compared to $1.2 million for the first half of 2001. This increase is primarily attributed to the expenses associated with supporting operations related to the overall growth of the Company. Specific operational expenses which increased included ACH expenses and expenses related to other real estate owned.

A provision for income taxes of $404,000 was recognized for the six-month period ended June 30, 2002 as compared to $75,000 for the same period ended June 30, 2001. These provisions for income taxes represent an estimated effective annual tax rate of approximately 38%.

FINANCIAL CONDITION

Total assets at June 30, 2002 were $638.0 million, an increase of $115.6 million or 22.1%, from $522.3 million at December 31, 2001. The increase in total assets primarily resulted from the investment of new deposit growth and other borrowed funds in loans and investment securities. Securities available for sale increased $2.2 million or 6.4% to $36.1 million at June 30, 2002 as compared to $34.0 million at December 31, 2001. Federal funds sold increased $29.8 million or 54.5% to $84.5 million at June 30, 2002 from $54.7 million at December 31, 2001. The increase in federal funds sold reflects additional deposit growth late in the second quarter that had not yet been deployed in loan growth.

Total loans increased $84.5 million, or 21.0%, to $486.2 million at June 30, 2002, from $401.7 million at December 31, 2001. The increase in total loans was funded by increases in depository accounts, repurchase agreements sold and other borrowings. The allowance for loan losses increased $1.3 million or 27.2% during the first six months of 2002. The increase resulted from net charge-offs of loans of $131,000 plus additional provisions of $1.4 million during that period. The allowance for loan losses as a percent of total loans was 1.23% at June 30, 2002 and 1.17% at December 31, 2001. Management believes that such allowance for loan losses is sufficient to cover estimated losses in the Bank's loan portfolio.

Deposits increased $73.8 million, or 16.3%, to $525.0 million at June 30, 2002 from $451.2 million at December 31, 2001. The increase in total deposits primarily resulted from an increase of $55.0 million or 28.4% in time deposits $100,000 and over, combined with an increase of $42.7 million or 63.3% in other time deposits. Noninterest-bearing deposits decreased $32.2 million or 32.2%. This is a result of the transfer of almost all repurchase agreements sold into demand deposit accounts by our customers at December 31, 2001 as part of their intangible tax strategy. These funds flowed back into repurchase agreements after year-end, as can be seen by comparing the relative balances of demand deposits and repurchase agreements sold at June 30, 2002 and December 31, 2001. Interest-bearing demand deposits increased $7.9 million or 41.0%. Savings deposits decreased $1.3 million or 2.1%. Money market accounts increased $1.7 million or 26.8%. Time deposits often fluctuate in response to interest rate changes and can vary rather significantly on a quarterly basis. The increase in time deposits $100,000 and over resulted primarily from an increase in brokered deposits. Growth in other deposit categories are primarily attributable to continued expansion of the Company's customer base as a result of ongoing marketing activities.

Repurchase agreements sold increased $33.7 million, or 749.9%, to $38.2 million at June 30, 2002 from $4.5 million at December 31, 2001, for reasons discussed in the previous paragraph. Other borrowed funds decreased $11,000, or 0.1% to $9.7 million at June 30, 2002 from $9.7 million at December 31, 2001. Accrued interest payable decreased $616,000 or 21.5%, to $2.2 million at June 30, 2002 from $2.9 million at December 31, 2001. This decrease is due primarily to a reduction in overall interest rates.

Accounts payable and accrued expenses increased $69,000 or 3.4% to $2.1 million at June 30, 2002 from $2.0 million at December 31, 2001.

Shareholders' equity increased by $861,000 to $47.0 million at June 30, 2002, from $46.1 million at December 31, 2001. This increase is the result of net income for the first half of $518,000, combined with the issue of stock under the Company's employee stock purchase plan of $86,000, and an increase in other comprehensive income related to an unrealized gain in the Company's bond portfolio of $315,000. These increases were partially offset by cash dividends paid on Series B preferred stock of $263,000.

Non-accrual loans were $468,000 at June 30, 2002, a decrease of $632,000 or 57.4%, compared to the balance of $1.1 million at December 31, 2001. These loans were reclassified under the Bank's policy of transferring loans to non-accrual status when they become more than 90 days past due on either principal or interest. The Company believes the specific reserves placed against these loans are adequate, and payment is being sought from secondary sources, such as the sale of collateral.

Allowance for Loan Losses

Management determines the allowance for loan losses by establishing a general allowance by loan pool determined for groups of smaller, homogenous loans possessing similar characteristics and non-homogeneous loans that are not classified. All classified loans are reviewed on an individual basis.

General Allowance

It is difficult in a bank of our size to use migration analysis or other more sophisticated approaches due to the small size of the loan portfolio, and the significant changes in the lending strategy and mix of the loan portfolio from the date of the Merger. For this reason, a reasonable indicator of the Bank's potential future losses in the non-criticized and non-specialized pools of loans is the historical performance of the Bank's peer group on a rolling four-quarter basis. This information is gathered quarterly from the Uniform Bank Performance Report provided by the Federal Financial Institutions Examination Council. As the bank matures, and growth stabilizes, it is management's intention to replace this peer group methodology with the actual loss experience of Florida Bank, N.A.

Added to the peer group historical performance are those current conditions that are probable to impact future loan losses. To account for these current conditions, management has reviewed various factors to determine the impact on the current loan portfolio. This methodology involves determining a range for each current condition adjustment, "lower range to upper range". The "lower range" represents management's opinion of a higher near term probability. The "upper range" represents management's opinion of a lower near term probability that allows management to "shock" the loan portfolio and look at the level of reserves required should an "upper range" scenario start to unfold. As long as the reserves fall within this range, our primary regulator should be comfortable with the adequacy of our reserves. The following current condition factors were considered in this analysis:

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

Specific Allowance

Management believes that given the small number of classified loans, type of historical loan losses, and the nature of the underlying collateral, creating specific allowances for classified assets results in the most accurate and objective allowance. Should the number of these types of assets grow substantially, other methods may have to be considered.

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

Summary

The various methodologies included in this analysis take into consideration the historic loan losses and specific allowances. In addition, the allowance incorporates the results of measuring impaired loans as provided by Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. Specific allowances totaled $1.6 million at June 30, 2002. The range for the allowance for loan losses at June 30, 2002, including specific allowances, was determined to be between $5.5 million or 1.12% of loans (low range) and $8.8 million or 1.82% of loans (high range).

At June 30, 2002, our total allowance for credit losses is $5.9 million or 1.23% of loans as compared to $4.7 million or 1.17% of loans at December 31, 2001. Criticized/Classified assets have increased when measured against loans outstanding. This is primarily attributable to the classification of additional credits during the second quarter of 2002. At June 30, 2002, this benchmark was 3.87% of loans outstanding compared to 2.27% at December 31, 2001. Past due loans have decreased slightly to .14% of loans outstanding at June 30, 2002 compared to .20% at December 31, 2001. Non-Performing Assets have declined as a percentage of total loans including other real estate owned to .78% at June 30, 2002 versus .96% at December 31, 2001. Net loan losses for the first half of 2002 were $130,581 or .03% of average loans outstanding for the period.

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

Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2002 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $104.8 million, representing 16.4% of total assets. Investment securities available for sale amounted to $36.1 million, representing 5.7% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities are also a source of liquidity. For the six-month period ended June 30, 2002, total deposits increased from $451.2 million at December 31, 2001 to $525.0 million, or 16.3%. During this period, repurchase agreements sold increased from $4.5 million to $38.2 million, or 749.9%, and other borrowed funds decreased from $11,000 from $9.7 million to $9.7 million, or 0.1%. There can be no assurance that the Company will be able to maintain this level of growth. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

The Company's Board and executive officers are committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

In December, 2001, April, 2002, and June, 2002, the Company participated in pooled trust preferred offerings. By issuing trust preferred securities, the Company is able to increase its Tier 1 capital for regulatory purposes without diluting the ownership interests of its common shareholders. Also, dividends paid on trust preferred securities are deductible as interest expense for income tax purposes. For the specific transactions, terms, and rates of the Company's trust preferred issues, please refer to footnote 6 above, together with footnote 13 of the Company's consolidated financial statements for the years ended December 31, 1999, 2000 and 2001 files in conjunction with the Company's annual report on form 10-K. At June 30, 2002, the net proceeds from pooled trust preferred trust offerings included in the calculation of Tier 1 capital for regulatory purposes is $13,525,000.

The table below illustrates the Bank's regulatory capital ratios at June 30, 2002:

                                                                     Minimum
                                                June 30,           Regulatory
Bank                                              2002             Requirement
----                                      -------------------    ---------------

        Tier 1 Capital                           9.44 %                4.00 %
                                                 ====                  ====

        Total risk-based capital ratio          10.54 %                8.00 %
                                                =====                  ====

        Leverage ratio                           9.24 %                4.00 %
                                                 ====                  ====


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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-earning liabilities subject to repricing over a specified period and the amount of change in individual interest rates. In the current interest rate environment, the liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable performance levels. A decreasing rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing rate environment, earnings are positively impacted. This asset/liability mismatch in pricing is referred to as gap ratio and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap ratio of 1.00 means that assets and liabilities are perfectly matched as to repricing. Management has targeted gap ratio guidelines for a one-year time horizon of between .80 and 1.20 for the Bank. At June 30, 2002, the Bank had a cumulative gap ratio of approximately 1.32 for the one-year period ending June 30, 2003. This is primarily due to the Bank's receipt at the end of June of approximately $22.8 million dollars in brokered deposits, which were temporarily invested in Federal Funds sold. These deposits were obtained to take advantage of historically low funding costs. It is anticipated that the bulk of these deposits will be deployed into loans in the coming months, and prior to the end of the third quarter, the Bank's one-year cumulative gap ratio will again be within the targeted range. At June 30, 2002, the Company had a cumulative gap ratio of 2.42 for the three-month time period. Given these gap ratios, over the next three-month period, rate-sensitive assets will reprice faster than rate-sensitive liabilities, and for the following nine-month period, rate sensitive liabilities will reprice faster than rate-sensitive assets.

     Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities, which are not reflected in the interest sensitivity analysis. Prepayments may have significant effects on the Company's net interest margin. Because of these factors, in a static test, interest sensitivity gap reports may not provide a complete assessment of the Company's exposure to changes in interest rates. Accordingly, management also utilizes computerized interest rate simulation analysis to determine the Company's interest rate sensitivity. The Company is in an asset sensitive gap position for the first year, then moves into a matched position through the five year period. Overall, due to the factors cited, current simulation results indicate a relatively low sensitivity to parallel shifts in interest rates. A liability sensitive company will generally benefit from a falling interest rate environment as the cost of interest-bearing liabilities falls faster than the yields on interest-bearing assets, thus creating a widening of the net interest margin. Conversely, an asset sensitive company will benefit from a rising interest rate environment as the yields on earning assets rise faster than the costs of interest-bearing liabilities. Management also evaluates economic conditions, the pattern of market interest rates and competition to determine the appropriate mix and repricing characteristics of assets and liabilities required to produce a targeted net interest margin.

     In addition to the gap analysis, management uses rate shock simulation to measure the rate sensitivity of its balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on the Company's net interest margin. The Company measures its interest rate risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a period of twelve months. The Company's most recent rate shock simulation analysis, performed as of June 30, 2002, indicates that a 200 basis point increase in rates would cause an increase in net interest income of $3,755,000 over the next twelve-month period. Conversely, a 200 basis point decrease in rates would cause a decrease in net interest income of $659,000 over a twelve-month period.

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

     At June 30, 2002, the Company was not engaged in trading activities.

     The Company enters into interest rate swap agreements to manage its exposure to changes in interest rates and to convert the fixed rate on certain brokered certificates of deposit to a floating rate in order to more closely match interest rate sensitivity between selected assets and liabilities. The Company does not use derivative financial instruments for speculative purposes. As is customary for these types of instruments, the Company does not require collateral or other security from other parties to these instruments. By their nature all such instruments involve risk, including the credit risk of nonperformance by counterparties. However, at June 30, 2002, in management's opinion there was no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.



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

Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual meeting of the Company's shareholders, three items were submitted to a vote of the common shareholders:

     (a) T. Stephen Johnson, J. Malcom Jones, Jr. and Nancy LaFoy were re-elected as directors of the Company, to succeed themselves for a term of three years, expiring at the annual meeting of shareholders in 2005. Each of the directors received a minimum of 5,421,260 votes to re-elect, or 92% of the shares voted at the meeting.
     (b) An amendment to the Company's 1998 Stock Option Plan was approved by the shareholders, with 4,541,909 shares, or 80% of the shares voted at the meeting, voting in favor of the amendment, 773,625 shares voting against and 16,656 shares abstaining.
     (c) The shareholders ratified the Audit Committee's engagement of Deloitte & Touche, LLP as the Company's independent auditors, with 5,322,620, or 93% of the shares voted at the meeting voting for approval, 7,950 shares voting against and 1,620 shares abstaining..

Item 5.  Other Information

         No disclosure required.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

           4.1 Indenture, dated as of April 10, 2002, between Florida Banks, Inc. and Wilmington Trust Company, as trustee

           4.2    The Amended and  Restated  Declaration  of Trust,  dated as of
                  April 10, 2002, among Florida Banks, Inc., as sponsor, the Administrator(s) named therein and Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, and the holders from time to time of undivided beneficial interests in the assets of Florida Banks Capital Trust II

           4.3 Indenture, dated as of June 27, 2002, between Florida Banks, Inc. and Wells Fargo Delaware Trust Company, as trustee

           4.4 The Amended and Restated Trust Agreement dated as of June 27, 2002 among Florida Banks, Inc., as depositor, the Administrative Trustees named therein and Wells Fargo Bank, N.A., as property trustee, Wells Fargo Delaware Trust Company, as resident trustee, and the holders from time to time of undivided beneficial interests in the assets of Florida Banks Capital Trust II;

           10.1 Placement Agreement, dated as of March 26, 2002, between Florida Banks, Inc. and Florida Banks Capital Trust II and Salomon Smith Barney Inc.

           10.2 Debenture Subscription Agreement, dated as of April 10, 2002, between Florida Banks, Inc. and Florida Banks Capital Trust II

           10.3 Capital Securities Subscription Agreement, dated March 26, 2002, among Florida Banks, Inc., Florida Banks Capital Trust II and MM Community Funding III, Ltd.

           10.4 Common Securities Subscription Agreement, dated April 10, 2002, between Florida Banks, Inc. and Florida Banks Capital Trust II

           10.5 Guarantee Agreement, dated as of April 10, 2002, between Florida Banks, Inc. and Wilmington Trust Company, as trustee

           10.6 Subscription Agreement, dated as of June 27, 2002, between Florida Banks, Inc., Florida Banks Capital Trust II and Bear, Stearns & Co.

           10.7 Placement Agreement, dated as of June 27, 2002, between Florida Banks, Inc. and Florida Banks Capital Trust II and SAMCO Capital Markets, a division of Service Asset Management Company

           10.8 Trust Preferred Securities Guarantee Agreement, dated as of June 27, 2002, between Florida Banks, Inc. and Wells Fargo, as trustee

           99.1 Certifying Statement of the Chief Executive Officer to Section 1350 of Title 18 of the United States Code

           99.2 Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code

(b)      Reports on Form 8-K.

     On April 22, 2002, the Company filed a report on Form 8-K to announce the conversion of the Company's Series B preferred stock to common stock.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Florida Banks, Inc.


Date:  August 14, 2002            By:  /s/ Charles E. Hughes, Jr.
                                       -----------------------------------------
                                           Charles E. Hughes, Jr.
                                           President and Chief Executive Officer


Date:  August 14, 2002            By:  /s/ T. Edwin Stinson, Jr.
                                       -----------------------------------------
                                           T. Edwin Stinson, Jr.
                                           Chief Financial Officer