Form 10-Q
period 2002-09-30
FLORIDA BANKS INC
filed 2002-11-12
CIK 1058802

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         (Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Title                                  Outstanding
        COMMON STOCK, $.01 PAR VALUE           OUTSTANDING AT SEPTEMBER 30, 2002
        PER SHARE                              6,751,420

PART I.  Financial Information
Item 1.  Financial Statements
FLORIDA BANKS, INC.
CONDENSED BALANCE SHEETS  (Unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                                September 30,          December 31,
ASSETS                                                                              2002                  2001

CASH AND DUE FROM BANKS                                                         $ 30,590,467         $   19,332,159
FEDERAL FUNDS SOLD AND REPURCHASE AGREEMENTS                                      76,465,000             54,657,000
                                                                                ------------         --------------
           Total cash and cash equivalents                                       107,055,467             73,989,159
INVESTMENT SECURITIES:
  Available for sale, at fair value (cost $45,938,056  and $33,562,507
    at September 30, 2002 and  December 31, 2001)                                 46,796,983             33,954,045
  Held to maturity, at cost (fair value $558,871 and $2,934,245
    at September 30, 2002 and  December 31, 2001)                                    551,638              2,867,163
  Other investments                                                                2,253,350              2,064,550
                                                                                ------------         --------------
           Total investment securities                                            49,601,971             38,885,758
LOANS:
  Commercial real estate                                                         289,837,209            210,373,284
  Commercial                                                                     159,496,235            142,910,691
  Residential mortgage                                                            22,050,991             22,308,820
  Consumer                                                                        41,004,553             23,158,053
  Credit card and other loans                                                      2,290,457              2,911,884
                                                                                ------------         --------------
           Total loans                                                           514,679,445            401,662,732
  Allowance for loan losses                                                       (6,384,650)            (4,692,216)
  Net deferred loan fees                                                            (471,131)              (218,821)
                                                                                ------------         --------------
           Net loans                                                             507,823,664            396,751,695
PREMISES AND EQUIPMENT, NET                                                        5,411,999              3,361,882
ACCRUED INTEREST RECEIVABLE                                                        2,354,383              1,722,746
DEFERRED INCOME TAXES, NET                                                         3,288,869              4,016,786
DERIVATIVE INSTRUMENTS                                                             2,649,634                279,784
OTHER REAL ESTATE OWNED                                                            3,187,348              2,777,827
OTHER ASSETS                                                                         497,100                537,588
                                                                                ------------         --------------
TOTAL ASSETS                                                                    $681,870,435         $  522,323,225
                                                                                ============         ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
  Noninterest-bearing demand                                                    $ 74,720,584         $   99,899,425
  Interest-bearing demand                                                         49,226,495             19,164,133
  Regular savings                                                                 63,925,493             64,338,080
  Money market accounts                                                           22,415,092             6,342,009
  Time $100,000 and over                                                         269,493,975            194,016,109
  Other time                                                                      83,064,794             67,489,519
                                                                                ------------         --------------
          Total deposits                                                         562,846,433            451,249,275
REPURCHASE AGREEMENTS SOLD                                                        42,098,751             4,495,547
OTHER BORROWED FUNDS                                                              10,308,781             9,714,692
ACCRUED INTEREST PAYABLE                                                           2,566,281              2,863,882
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                              3,092,724              2,038,795
                                                                                ------------         --------------
          Total liabilities                                                      620,912,970            470,362,191
                                                                                ------------         --------------
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES                     13,537,016             5,819,000
                                                                                ------------         --------------
   OF SUBSIDIARY TRUST
SHAREHOLDERS' EQUITY:
  Series B Preferred Stock, $68.00 par value, 1,000,000 shares authorized,
102,283 shares issued and outstanding at December 31, 2001                                                6,955,244
  Common stock, $.01 par value; 30,000,000 shares authorized;
    7,053,620  and 5,979,860 shares issued, respectively                              70,537                 59,799
  Additional paid-in capital                                                      54,099,061             46,828,142
  Accumulated deficit (deficit of $8,434,037
     eliminated upon quasi-reorganization on December 31, 1995)                   (5,418,664)            (6,079,156)
  Treasury stock 302,200 shares at cost                                           (1,866,197)            (1,866,197)
  Accumulated other comprehensive income, net of tax                                 535,712                244,202
                                                                                ------------         --------------
          Total shareholders' equity                                              47,420,449             46,142,034
                                                                                ------------         --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $681,870,435         $  522,323,225
                                                                                ============         ==============

See notes to condensed financial statements.

FLORIDA BANKS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                           Three-Month Period Ended        Nine-Month Period Ended
                                                                                September 30,                  September 30,
                                                                           ------------------------        -----------------------

                                                                            2002            2001           2002            2001
                                                                           -----            ----           ----            ----

 INTEREST INCOME:
   Loans, including fees                                               $  8,208,741    $  7,022,541    $ 23,386,476    $ 20,432,642
   Investment securities                                                    570,382         696,435       1,716,879       2,050,150
   Federal funds sold                                                       287,774         303,339         647,361         834,555
                                                                       ------------    ------------    ------------    ------------
           Total interest income                                          9,066,897       8,022,315      25,750,713      23,317,347
                                                                       ------------    ------------    ------------    ------------

 INTEREST EXPENSE:
   Deposits                                                               3,899,450       3,711,474      10,839,723      11,413,299
   Repurchase agreements                                                    128,367         272,910         379,825       1,014,244
   Borrowed funds                                                            98,299          87,942         323,402         276,576
                                                                       ------------    ------------    ------------    ------------

           Total interest expense                                         4,126,116       4,072,326      11,542,950      12,704,119
                                                                       ------------    ------------    ------------    ------------

 NET INTEREST INCOME                                                      4,940,781       3,949,989      14,207,763      10,613,228

 PROVISION FOR LOAN LOSSES                                                  699,286         820,257       2,107,236       1,443,670
                                                                       ------------    ------------    ------------    ------------

 NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                             4,241,495       3,129,732      12,100,527       9,169,558
                                                                       ------------    ------------    ------------    ------------

 NONINTEREST INCOME:
   Service fees                                                             431,390         336,020       1,200,908         851,600
   Gain (loss) on sale of available for sale investment  securities          (3,967)         73,988          (3,967)         73,976
   Gain on sale of loans                                                     42,888          42,888
   Other noninterest income                                                 284,778         180,999         621,015         387,782
                                                                       ------------    ------------    ------------    ------------

                                                                            755,089         591,007       1,860,844       1,313,358
                                                                       ------------    ------------    ------------    ------------
 NONINTEREST EXPENSES:
   Salaries and benefits                                                  2,799,217       2,154,002       7,510,262       6,318,970
   Occupancy and equipment                                                  532,467         460,054       1,505,757       1,323,426
   Data processing                                                          224,260         179,484         621,456         510,931
   Dividends on preferred security of subsidiary trust                      205,126         428,866
   Other                                                                    817,120         573,296       2,414,724       1,777,182
                                                                       ------------    ------------    ------------    ------------

                                                                          4,578,190       3,366,836      12,481,065       9,930,509
                                                                       ------------    ------------    ------------    ------------
 INCOME  BEFORE PROVISION
   FOR INCOME TAXES                                                         418,394         353,903       1,480,306         552,407

 PROVISION FOR INCOME TAXES                                                 152,950         133,930         557,039         208,895
                                                                       ------------    ------------    ------------    ------------

 NET INCOME                                                            $    265,444    $    219,973    $    923,267    $    343,512
                                                                       ============    ============    ============    ============

PREFERRED STOCK DIVIDENDS                                                                  (127,373)       (140,058)       (127,373)
                                                                       ------------    ------------    ------------    ------------

 NET INCOME APPLICABLE TO COMMON SHARES                                $    265,444    $     92,600    $    783,209    $    216,139
                                                                       ============    ============    ============    ============

 INCOME PER COMMON SHARE:
   Basic                                                               $       0.04    $       0.02    $       0.12    $       0.04
                                                                       ============    ============    ============    ============
   Diluted                                                             $       0.04    $       0.02    $       0.12    $       0.04
                                                                       ============    ============    ============    ============

 See notes to condensed financial statements.

FLORIDA BANKS, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                            Preferred Stock       Common Stock      Additional
                                          ----------------------------------------   Paid-In    Accumulated   Treasury
                                          Shares    Par Value    Shares  Par Value   Capital      Deficit       Stock

BALANCE, JANUARY 1, 2001                                       5,929,751  $59,298   $46,750,329  $(6,760,222) $(1,506,836)
Comprehensive income:

Net Income                                                                                           808,439
Unrealized gain on available for sale
   investment securities,
     net of tax of $160,168

Comprehensive income
Issuance of common stock to Employee

Stock Purchase Plan                                                50,109     501       226,587

Issuance of Series B Preferred Stock      102,283  $ 6,955,244                         (148,774)

Series B Preferred Stock Dividends Paid                                                             (127,373)

Purchase of treasury stock                                                                                       (359,361)
                                          _______  ___________  _________  ______   ___________  ___________  ___________

BALANCE, JANUARY 1, 2002                  102,283    6,955,244  5,979,860  59,799    46,828,142   (6,079,156)  (1,866,197)
Comprehensive income:

Net Income                                                                                           923,267
Unrealized gain on available for sale
   investment securities,
     net of tax of $337,502

Comprehensive income
Issuance of common stock to Employee

Stock Purchase Plan                                                41,133     412       210,359

Series B Preferred Stock Dividends Paid                                                             (262,775)
Conversion of Series B Preferred
   Stock to Common                       (102,283)  (6,955,244) 1,022,830  10,228     6,945,015

Exercise of stock options and
   issue of stock grants                                            9,797      98       115,545
                                          _______  ___________  _________ _______   ___________  ___________  ___________

BALANCE, September 30, 2002  (Unaudited)        -  $         -  7,053,620 $70,537   $54,099,061  $(5,418,664) $(1,866,197)
                                          =======  ===========  ========= =======   ===========  ===========  ===========





                                                        Accumulated
                                                          Other
                                                      Comprehensive
                                                      (loss) income
                                                        Net of Tax     Total




BALANCE, JANUARY 1, 2001                                $ 13,870    $38,556,439
Comprehensive income:

Net Income                                                              808,439
Unrealized gain on available for sale
   investment securities,
     net of tax of $160,168                              230,332        230,332

Comprehensive income                                                  1,038,771
Issuance of common stock to Employee

Stock Purchase Plan                                                     227,088

Issuance of Series B Preferred Stock                                  6,806,470

Series B Preferred Stock Dividends Paid                                (127,373)

Purchase of treasury stock                                             (359,361)
                                                        ________    ___________

BALANCE, JANUARY 1, 2002                                 244,202     46,142,034
Comprehensive income:

Net Income                                                              923,267
Unrealized gain on available for sale
   investment securities,
     net of tax of $337,502                              291,510        291,510
                                                                    ___________

Comprehensive income                                                  1,214,777
Issuance of common stock to Employee

Stock Purchase Plan                                                     210,771

Series B Preferred Stock Dividends Paid                                (262,775)
Conversion of Series B Preferred
   Stock to Common

Exercise of stock options and
   issue of stock grants                                                115,643
                                                        ________    ___________

BALANCE, September 30, 2002  (Unaudited)                $535,712    $47,420,449
                                                        ========    ===========

See notes to condensed financial statements.

FLORIDA BANKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Nine-Month Period Ended
                                                                                                              September 30,
                                                                                                  ----------------------------------
OPERATING ACTIVITIES:                                                                                    2002              2001
                                                                                                  ----------------------------------
  Net income                                                                                      $     923,267       $     343,512
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                                     579,343             569,660
      Reinvested dividends on investment securities                                                    (116,826)
      Deferred income tax provision                                                                     537,751             208,894
      Loss on disposition of furniture and equipment                                                     14,518
      Amortization of premium on investments, net                                                       (37,177)           (227,180)
      Amortization of premium on loans                                                                   95,356
      Loss (gain) on sale of securities                                                                   3,967             (73,976)
      Provision for loan losses                                                                       2,107,236           1,443,670
      Loss on foreign currency translation                                                               41,675
      Gain on derivative instruments                                                                    (43,056)            (31,654)
      Increase in accrued interest receivable                                                          (631,637)           (119,861)
      (Decrease) increase in accrued interest payable                                                  (297,601)            253,620
      Decrease (increase) in other assets                                                                40,488              55,296
      Increase in other liabilities                                                                   1,053,929             538,283
                                                                                                  -------------       -------------
           Net cash provided by operating activities                                                  4,256,715           2,974,782
                                                                                                  -------------       -------------
INVESTING ACTIVITIES:
  Proceeds from sales, paydowns and maturities of investment securities:
    Available for sale                                                                               16,271,660          12,196,782
    Held to maturity                                                                                  2,360,879           3,579,079
  Purchases of investment securities:
    Available for sale                                                                              (28,528,240)         (9,985,910)
    Held to maturity                                                                                 (3,361,015)
    Other investments                                                                                  (188,800)           (355,900)
  Net increase in loans                                                                            (113,968,736)        (75,685,755)
  Proceeds from sale of other real estate owned                                                         242,979
  Purchases of premises and equipment                                                                (2,629,460)           (586,408)
                                                                                                  -------------       -------------
           Net cash used in investing activities                                                   (126,439,718)        (74,199,127)
                                                                                                  -------------       -------------
FINANCING ACTIVITIES:
  Net increase in demand deposits, money market accounts and savings accounts                        20,754,787          27,893,750
  Net increase in time deposits                                                                      88,726,347          42,940,995
  Increase in repurchase agreements                                                                  37,603,204          15,010,827
  (Decrease) increase in borrowed funds                                                              (2,405,911)          2,482,935
  Proceeds from FHLB advances                                                                         3,000,000
  Proceeds from exercise of stock options and issuance of stock grants                                  115,643
  Purchase of treasury stock                                                                                               (241,411)
  Proceeds from sale of Series B preferred stock                                                                          6,817,669
  Preferred dividends paid                                                                             (262,775)
  Proceeds from issuance of trust preferred securities, net                                           7,718,016
                                                                                                  -------------       -------------
           Net cash provided by financing activities                                                155,249,311          94,904,765
                                                                                                  -------------       -------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                33,066,308          23,680,420
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                                73,989,159          43,687,964
                                                                                                  -------------       -------------

  End of period                                                                                   $ 107,055,467       $  67,368,384
                                                                                                  =============       =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                                                        $  11,840,551       $  12,450,499
                                                                                                  =============       =============
NONCASH FINANCING ACTIVITIES:
Proceeds from demand deposits used to purchase shares of
     common stock under Employee Stock Purchase Plan                                              $     210,771       $     227,088
                                                                                                  =============       =============

See notes to condensed financial statements.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      Florida Banks, Inc. (the "Company") was incorporated October 15, 1997 to become a bank holding company and acquire First National Bank of Tampa (the "Bank"). On August 4, 1998, the Company completed its initial public offering and its merger (the "Merger") with the Bank pursuant to which the Bank was merged with and into Florida Bank No. 1, N.A., a wholly-owned subsidiary of the Company, and renamed Florida Bank, N.A.

      The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements. These unaudited condensed financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders incorporated by reference into the Company's Form 10-K for the year ended December 31, 2001. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results of the interim periods have been made. Results of operations for the three- and nine-month periods ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

      The consolidated  financial statements include the accounts of the Company
      and  its   subsidiaries.   All  significant   intercompany   balances  and
      transactions have been eliminated in consolidation.

2.    EARNINGS PER COMMON SHARE

      The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per common share.

                                            Three-Month Period Ended           Nine-Month Period Ended
                                                  September 30,                     September 30,
                                         --------------------------------   -------------------------------
                                              2002             2001             2002             2001
                                         ---------------  ---------------   --------------   --------------

Weighted average number of common
  shares outstanding - Basic                6,751,156        5,726,851         6,335,832        5,709,203

Incremental shares from the assumed
  conversion of stock options                  97,729            1,514            85,233            2,531
                                            ---------        ---------         ---------        ---------

Total - Diluted                             6,848,885        5,728,365         6,421,065        5,711,734
                                            =========        =========         =========        =========


      The incremental shares from the assumed conversion of stock options for the three- and nine-month periods ended September 30, 2002 and 2001 were determined using the treasury stock method, under which the assumed proceeds were equal to (1) the amount that the Company would receive upon exercise of the options plus (2) the amount of tax benefit that would be credited to additional paid-in capital assuming exercise of the options. The assumed proceeds are used to purchase outstanding common shares at the Company's average market value for the period. The convertible preferred

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)  (Continued)
--------------------------------------------------------------------------------


      stock outstanding at September 30, 2001 was considered to be anti-dilutive and is therefore excluded from the computation of diluted earnings per share.

3.    DERIVATIVE INSTRUMENTS

      The Company adopted Statement of Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001. This statement requires all derivative instruments to be recorded on the balance sheet at fair value.

      The following  instruments  qualify as  derivatives as defined by SFAS No.
      133:

                                                    September 30, 2002
                                           -------------------------------------
                                           Contract/Notional         Fair
                                                Amount               Value

      Interest rate swap agreements        $ 42,500,000          $ 2,584,240
      Foreign currency swap agreements     $  2,000,000          $    65,394


      Interest rate swap agreements at September 30, 2002 consist of seven agreements, which effectively convert the interest rate on certain certificates of deposit from a fixed rate to a variable rate to more closely match the interest rate sensitivity of the Company's assets and liabilities. The Company has designated and assessed the derivatives as highly effective fair value hedges, as defined by SFAS No. 133. The Company recognized losses of $0 and $49,643 during the three-month and nine-month periods ended September 30, 2002 as a result of changes in the fair value of loan participation agreements, which contained imbedded derivatives at December 31, 2001, and were no longer in place at September 30, 2002. Additionally, the Company entered into a foreign currency swap agreement during the first quarter of 2001. This swap agreement does not qualify for hedge accounting under SFAS No. 133. Accordingly, all changes in the fair value of the foreign currency swap agreement are reflected in the earnings of the Company. The Company recognized gains of $34,855 and $17,506 during the three-month and nine-month periods ended September 30, 2002 as a result of changes in the fair value of the foreign currency agreement and the related translation adjustment.

4.    PREFERRED STOCK

      On June 29, 2001, the Company issued 100,401 shares of Series B Preferred stock. On July 24, 2001, the Company issued an additional 1,882 shares of Series B Preferred Stock. All Series B Preferred shares were issued for $68.00 per share through a private placement. On April 16, 2002, all 102,283 shares of Series B Preferred stock automatically converted into 1,022,830 shares of common stock as a result of the average closing price of the Company's common stock being above $8.00 for the period from March 4, 2002 through April 15, 2002.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)  (Continued)
--------------------------------------------------------------------------------


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

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)  (Continued)
--------------------------------------------------------------------------------


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

6.    TRUST PREFERRED SECURITIES

      On April 10, 2002, the Company participated in a pooled trust preferred offering. In connection with the transaction, the Company, through its subsidiary trust, Florida Banks Capital II (the "Trust II"), issued
      $4,000,000 in trust preferred securities. The Trust II also issued $124,000 of common securities to the Company and used the total proceeds to purchase $4,124,000 in 30-year subordinated debentures of the Company. The trust preferred securities pay dividends at an initial rate of 6.02% through October 22, 2002. The rate then becomes a floating rate based on 6-month LIBOR plus 3.70%, adjusted semi-annually after each dividend payment date. Dividend payment dates are April 22 and October 22 of each year. There is a par call option beginning April 22, 2007. The subordinated debentures are the sole assets of the Trust II and are eliminated, along with the related income statement effects, in the Company's consolidated financial statements.

      On June 28, 2002, the Company participated in an additional pooled trust preferred offering. In connection with the transaction, the Company, through its subsidiary trust, Florida Banks Capital I (the "Trust I"), issued $4,000,000 in trust preferred securities. The Trust I also issued

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)  (Continued)
--------------------------------------------------------------------------------



      $124,000 of common securities to the Company and used the total proceeds to purchase $4,124,000 in 30-year subordinated debentures of the Company. The trust preferred securities pay dividends at an initial rate of 5.48% through September 30, 2002. The rate then becomes a floating rate based on 3-month LIBOR plus 3.75%, adjusted quarterly after each dividend payment date. Dividend payment dates are March 30, June 30, September 30 and December 30 of each year. There is a par call option beginning June 30, 2007. The subordinated debentures are the sole assets of the Trust I and are eliminated, along with the related income statement effects, in the Company's consolidated financial statements.


7.    SUBSEQUENT EVENT

      On November 1, 2002, the Company sold one of the two parcels of Other Real Estate Owned which were carried on the balance sheet at September 30, 2002. This parcel had a carrying value of $2,534,848. The net proceeds of the sale were $2,528,145, resulting in a loss on the disposal of $6,703. The carrying amount of the remaining parcel is $652,500.

PART II.  Other Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

The accounting and reporting policies for the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The more critical accounting and reporting policies include the Company's accounting for the allowance for loan losses, other real estate owned and derivative instruments. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company's consolidated financial position or consolidated results of operations. See "Allowance for Loan Losses" herein for a complete discussion. Please also refer to Note 1 in the "Notes to Consolidated Financial Statements" in the Company's Annual Report and "Critical Accounting Policies" in management's discussion and analysis section of the Company's Form 10-K for the year ended December 31, 2001 on file with the Securities and Exchange Commission for details regarding all of the Company's critical and significant accounting policies.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

The Company's net income applicable to common shares for the third quarter of 2002 was $265,444, compared to $92,600 for the third quarter of 2001. Basic income per common share for the third quarter of 2002 was $.04 compared to $.02 for the third quarter of 2001. The increase in net income can be attributed to increased net interest income, increased non-interest income, and a reduction in the provision for loan losses, partially offset by an increase in non-interest expenses.

The increase in net interest income of $991,000 or 25.1%, to $4.9 million for the third quarter of 2002 compared to $3.9 million for the third quarter of 2001, consists of an increase in interest income of $1.0 million, or 13.0%, and an increase in interest expense of $54,000, or 1.3%. The increase in interest income in the third quarter of 2002 is primarily attributable to an increase of $1.2 million in interest and fees on loans resulting from the growth in the loan portfolio. The increase in interest expense resulted primarily from an increase of $188,000 in interest on deposits and a decrease of $145,000 in interest on repurchase agreements. The increase in interest expense on deposits is primarily attributable to an increase in deposits, partially offset by a decrease in market interest rates on deposits. The decrease in interest expense on repurchase agreements is primarily attributable to the decline in market interest rates on repurchase agreements.

The provision for loan losses charged to operations decreased $121,000 to $699,000 for the third quarter of 2002 from $820,000 in the third quarter of 2001. This decrease primarily reflects slower growth of the overall loan portfolio in the third quarter of 2002 as compared to the third quarter of 2001. For a more detailed discussion of the provision for loan losses, see "Allowance for Loan Losses" in the "Financial Condition" section below.

Non-interest income increased 27.8% or $164,000 to $755,000 for the three months ended September 30, 2002 from $591,000 for the three months ended September 30, 2001. The increase in non-interest income primarily resulted from an increase in other noninterest income of $104,000 to $285,000 for the three months ended September 30, 2002 from $181,000 for the three months ended September 30, 2001, combined with a $43,000 gain on sale of loans for the three-month period ended September 30, 2002, compared to $0 for the same period in 2001. The increase in other non-interest income is primarily attributable to increases in mortgage loan origination fees and Automated Clearing House fees. These increases in non-interest income were partially offset by a decrease in gains on sale of available for sale securities. Income on sale of available for sale securities decreased $78,000, or 105.4%, to a loss of ($4,000) for the three months ended September 30, 2002, compared to a gain of $74,000 for the same period in 2001.

Non-interest expense increased $1.0 million or 29.9% to $4.6 million for the three-month period ended September 30, 2002 compared to $3.4 million for the three-month period ended September 30, 2001. The increase in non-interest expense resulted primarily from increases in salaries and benefits, dividends on preferred security of subsidiary trust, and other expenses. Salaries and benefits expenses increased $645,000 to $2.8 million for the third quarter of 2002 compared to $2.2 million for the third quarter of 2001. This increase is primarily the result of additional staff associated with the overall growth of the Company's business and with the addition in the third quarter of 2002 of a wholesale mortgage division. Dividends on trust preferred securities of subsidiary trust were $205,000 for the third quarter of 2002. The Company had no subsidiary trust securities outstanding during the third quarter of 2001. Other expenses increased $244,000, or 42.5% to $817,000 for the third quarter of 2002 compared to $574,000 for the third quarter of 2001. This increase is primarily attributed to the expenses associated with supporting operations related to the overall growth of the Company. Specific operational expenses which increased include communications, recruitment expenses and expenses related to other real estate owned.

A provision for income taxes of $153,000 was recognized for the third quarter of 2002 compared to $134,000 for the same period in 2001. These provisions for income taxes represent an estimated effective annual tax rate of approximately 38%.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

The Company's net income applicable to common shares for the first nine months of 2002 was $783,000, compared to $216,000 for same period in 2001. Basic income per common share for the first nine months of 2002 was $.12 compared to $.04 for the same period 2001. The increase in net income can be attributed to increased net interest income and increased non-interest income, partially offset by an increase in the provision for loan losses and increased non-interest expenses.

The increase in net interest income of $3.6 million or 33.9%, to $14.2 million for the first nine months of 2002, compared to $10.6 million the same period in 2001, consists of an increase in interest income of $2.4 million, or 10.4%, and a decrease in interest expense of $1.1 million, or 9.1%. The increase in interest income in the first nine months of 2002 is primarily attributable to an increase of $3.0 million in interest and fees on loans resulting from the growth in the loan portfolio. The decrease in interest expense for the first nine months of 2002 is primarily attributable to a decrease of $574,000 in interest on deposits and a decrease of $634,000 in interest on repurchase agreements. These decreases in interest expense are attributable to the decline in market interest rates on deposits and repurchase agreements.

The provision for loan losses charged to operations increased $664,000 to $2.1 million for the first nine months of 2002 from $1.4 million in the first nine months of 2001. This increase primarily reflects the growth of the overall loan portfolio. For a more detailed discussion of the provision for loan losses, see "Allowance for Loan Losses" in the "Financial Condition" section below.
--------------------------

Non-interest income increased 41.7% or $548,000 to $1.9 million for the nine months ended September 30, 2002 from $1.3 million for the nine months ended September 30, 2001. The increase in non-interest income primarily resulted from an increase in service fees of $349,000 to $1.2 million for the nine months ended September 30, 2002 from $852,000 for the nine months ended September 30, 2001. The increase in service fees resulted primarily from an increase in deposits. Other noninterest income increased $233,000 to $621,000 for the nine months ended September 30, 2002 from $388,000 for the same period in 2001. This increase was primarily attributable to increases in mortgage loan origination fees and Automated Clearing House fees.

Non-interest expense increased $2.1 million or 21.4% to $12.5 million for the nine-month period ended September 30, 2002 compared to $9.9 million for the same period in 2001. The increase in non-interest expense resulted primarily from increases in salaries and benefits, dividends on preferred security of subsidiary trust, and other expenses. Salaries and benefits expenses increased $1.2 million to $7.5 million for the first nine months of 2002 compared to $6.3 million for the first nine months of 2001. This increase is primarily the result of additional staff associated with the overall growth of the Company's business, together with the addition of a wholesale mortgage division during the third quarter of 2002. Dividends on trust preferred securities of subsidiary trust were $429,000 for the first nine months of 2002. The Company had no subsidiary trust securities outstanding during the first nine months of 2001. Other expenses increased $638,000, or 35.9% to $2.4 million for the first nine months of 2002 compared to $1.8 million for the first nine months of 2001. This increase is primarily attributed to the expenses associated with supporting operations related to the overall growth of the Company. Specific operational expenses which increased include Automated Clearing House expenses and expenses related to other real estate owned.

A provision for income taxes of $557,000 was recognized for the nine-month period ended September 30, 2002 as compared to $209,000 for the same period in 2001. These provisions for income taxes represent an estimated effective annual tax rate of approximately 38%.

FINANCIAL CONDITION

Total assets at September 30, 2002 were $681.9 million, an increase of $159.5 million or 30.6%, from $522.3 million at December 31, 2001. The increase in total assets primarily resulted from the investment of new deposit growth and other borrowed funds in loans and investment securities. Securities available for sale increased $12.8 million or 37.8% to $46.8 million at September 30, 2002 as compared to $34.0 million at December 31, 2001. Federal funds sold increased $21.8 million or 39.9% to $76.5 million at September 30, 2002 from $54.7 million at December 31, 2001. The increase in federal funds sold reflects additional deposit growth late in the second quarter that had not yet been deployed in loan growth.

Total loans increased $113.0 million, or 28.1%, to $514.7 million at September 30, 2002, from $401.7 million at December 31, 2001. The increase in total loans was funded by increases in depository accounts, repurchase agreements sold and other borrowings. The allowance for loan losses increased $1.7 million or 36.1% during the first nine months of 2002. The increase resulted from net charge-offs of loans of $415,000 plus additional provisions of $2.1 million during that period. The allowance for loan losses as a percent of total loans was 1.24% at September 30, 2002 and 1.17% at December 31, 2001. Management believes that such allowance for loan losses is sufficient to cover estimated losses in the Bank's loan portfolio.

Deposits increased $111.6 million, or 24.7%, to $562.8 million at September 30, 2002 from $451.2 million at December 31, 2001. The increase in total deposits primarily resulted from an increase of $75.5 million or 38.9% in time deposits $100,000 and over, combined with an increase of $30.1 million or 156.9% in interest-bearing demand deposits. Time deposits often fluctuate in response to interest rate changes and can vary rather significantly on a quarterly basis.

The increase in time deposits $100,000 and over resulted primarily from an increase in brokered deposits. Noninterest-bearing deposits decreased $25.2 million or 25.2%. This is a result of the transfer of almost all repurchase agreements sold into demand deposit accounts by our customers at December 31, 2001 as part of their intangible tax strategy. These funds flowed back into repurchase agreements after year-end, as can be seen by comparing the relative balances of demand deposits and repurchase agreements sold at September 30, 2002 and December 31, 2001. Savings deposits decreased $413,000 or 0.6%. Money market accounts increased $16.0 million or 253.4%. Growth in money market accounts are primarily attributable to continued expansion of the Company's customer base as a result of ongoing marketing activities.

Repurchase agreements sold increased $37.6 million, or 836.5%, to $42.1 million at September 30, 2002 from $4.5 million at December 31, 2001, for reasons discussed in the previous paragraph, together with continued expansion of the Company's customer base. Other borrowed funds increased $594,000 or 6.1% to $10.3 million at September 30, 2002 from $9.7 million at December 31, 2001. Accrued interest payable decreased $298,000 or 10.4%, to $2.6 million at September 30, 2002 from $2.9 million at December 31, 2001. This decrease is due primarily to a reduction in overall interest rates.

Accounts payable and accrued expenses increased $1.1 million or 51.7% to $3.1 million at September 30, 2002 from $2.0 million at December 31, 2001.

Shareholders' equity increased by $1.3 million to $47.4 million at September 30, 2002, from $46.1 million at December 31, 2001. This increase is the result of net income for the first nine months of 2002 of $923,000, combined with the issue of stock under the Company's employee stock purchase plan of $211,000, the issue of stock related to exercise of options and issue of stock grants of $116,000, and an increase in other comprehensive income related to an unrealized gain in the Company's bond portfolio of $292,000. These increases were partially offset by cash dividends paid on Series B preferred stock of $263,000.

Non-accrual loans were $355,000 at September 30, 2002, a decrease of $735,000 or 67.4%, compared to the balance of $1.1 million at December 31, 2001. These loans were reclassified under the Bank's policy of transferring loans to non-accrual status when they become more than 90 days past due on either principal or interest. The Company believes the specific reserves placed against these loans are adequate, and payment is being sought from secondary sources, such as the sale of collateral.

Allowance for Loan Losses
-------------------------

Management determines the allowance for loan losses by establishing a general allowance by loan pool determined for groups of smaller, homogenous loans possessing similar characteristics and non-homogeneous loans that are not classified. All classified loans are reviewed on an individual basis.

General Allowance

It is difficult for a lending institution the size of the Bank to use migration analysis or other more sophisticated approaches due to the small size of the loan portfolio, and the significant changes in the lending strategy and mix of the loan portfolio from the date of the Merger. For this reason, a reasonable indicator of the Bank's potential future losses in the non-criticized and non-specialized pools of loans is the historical performance of the Bank's peer group on a rolling four-quarter basis. This information is gathered quarterly from the Uniform Bank Performance Report provided by the Federal Financial
         ----------------------------------
Institutions Examination Council. As the bank matures, and growth stabilizes, it is management's intention to replace this peer group methodology with the actual loss experience of the Bank.

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

Summary

The various methodologies included in this analysis take into consideration the historic loan losses and specific allowances. In addition, the allowance incorporates the results of measuring impaired loans as provided by Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. Specific allowances totaled $1.7 million at September 30, 2002. The range for the allowance for loan losses at September 30, 2002, including specific allowances, was determined to be between $5.7 million or 1.17% of loans (low range) and $9.0 million or 1.86% of loans (high range).

At September 30, 2002, the Bank's total allowance for credit losses is $6.4 million or 1.24% of loans as compared to $4.7 million or 1.17% of loans at December 31, 2001. Criticized/Classified assets have increased when measured against loans outstanding. This is primarily attributable to specific reserves resulting from the classification of additional credits during the second and third quarters of 2002. At September 30, 2002, this benchmark was 4.7% of loans outstanding compared to 2.27% at December 31, 2001. Past due loans have decreased to .11% of loans outstanding at September 30, 2002 compared to .20% at December 31, 2001. Non-Performing Assets have declined as a percentage of total loans including other real estate owned to .70% at September 30, 2002 versus ..96% at December 31, 2001. Net loan losses for the first nine months of 2002 were $415,000 or .09% of average loans outstanding for the period, compared to $718,000, or .22% of average loans for the same nine-month period in 2001.

LIQUIDITY

The Company, through its subsidiary, the Bank, has traditionally maintained levels of liquidity above levels required by regulatory authorities. The Bank's operational needs, demand for loan disbursements, and savings withdrawals can be met by loan principal and interest payments received, new deposits, and excess liquid assets. Significant loan demand, deposit withdrawal, increased delinquencies and increased real estate acquired in settlement of loans could alter this condition. Management does not foresee any liquidity problems for the remainder of 2002.

Liquidity and Sources of Capital
--------------------------------

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2002 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $107.1 million, representing 15.7% of total assets. Investment securities available for sale amounted to $46.8 million, representing 6.9% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities are also a source of liquidity. For the nine-month period ended September 30, 2002, total deposits increased from $451.2 million at December 31, 2001 to $562.8 million, or 24.7%. During this period, repurchase agreements sold increased from $4.5 million to $42.1 million, or 836.5%, and other borrowed funds increased $594,000 from $9.7 million to $10.3 million, or 6.1%. There can be no assurance that the Company will be able to maintain this level of growth. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

The Company's Board and executive officers are committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

In December 2001, April 2002, and June 2002, the Company participated in pooled trust preferred offerings. By issuing trust preferred securities through its subsidiary trusts, the Company was able to increase its Tier 1 capital for regulatory purposes without diluting the ownership interests of its common shareholders. Also, dividends paid on trust preferred securities are deductible as interest expense for income tax purposes. For the specific transactions, terms and rates of the Company's trust preferred securities issues, please refer to footnote 6 of Item 1 above, together with footnote 13 of the Company's consolidated financial statements for the years ended December 31, 1999, 2000 and 2001 filed in conjunction with the Company's annual report on form 10-K for the year ended December 31, 2001. At September 30, 2002, the net proceeds from pooled trust preferred trust offerings included in the calculation of Tier 1 capital for regulatory purposes is $13.5 million.

The table below illustrates the Bank's regulatory capital ratios at September 30, 2002:

                                                                      Minimum
                                                September 30,        Regulatory
Bank                                                 2002            Requirement
----
                                                -------------        -----------

        Tier 1 Capital                               8.93%              4.00%
                                                     ====               ====

        Total risk-based capital ratio              10.02%              8.00%
                                                    =====               ====

        Leverage ratio                               8.17%              4.00%
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

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) potential acquisitions by the Company; (ii) trends affecting the Company's financial condition or results of operations; and (iii) the Company's business and growth strategies. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These factors include, but are not limited to the following: (a) competitive pressure in the banking industry; (b) changes in the interest rate environment; (c) the fact that general economic conditions may be less favorable than the Company expects; and (d) changes in the Company's regulatory environment. The accompanying information contained in this Report, including, without limitation, the information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as in the Company's Securities Act filings, identifies important additional factors that could adversely affect actual results and performance. Prospective investors are urged to carefully consider such factors.

All  forward-looking  statements  attributable  to  the  Company  are  expressly qualified in their entirety by the foregoing cautionary statements. The foregoing discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company (including the notes thereto) contained elsewhere in this Report.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-earning liabilities subject to repricing over a specified period and the amount of change in individual interest rates. In the current interest rate environment, the liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable performance levels. A decreasing rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing rate environment, earnings are positively impacted. This asset/liability mismatch in pricing is referred to as gap ratio and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap ratio of 1.00 means that assets and liabilities are perfectly matched as to repricing. Management has targeted gap ratio guidelines for a one-year time horizon of between .80 and 1.20 for the Bank. At September 30, 2002, the Bank had a cumulative gap ratio of approximately 1.31 for the one-year period ending September 30, 2003. This is primarily due to the Bank's receipt at the end of June of approximately $22.8 million dollars in brokered deposits, which were temporarily invested in Federal Funds sold. These deposits were obtained to take advantage of historically low funding costs. It is anticipated that the bulk of these deposits will be deployed into loans in the coming months, and prior to the end of the year, the Bank's one-year cumulative gap ratio will again be within the targeted range. At September 30, 2002, the Company had a cumulative gap ratio of 1.73 for the three-month time period. Given these gap ratios, over the next three-month period, rate-sensitive assets will reprice faster than rate-sensitive liabilities, and for the following nine-month period, rate sensitive liabilities will reprice faster than rate-sensitive assets.

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

     In addition to the gap analysis, management uses rate shock simulation to measure the rate sensitivity of its balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on the Company's net interest margin. The Company measures its interest rate risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a period of twelve months. The Company's most recent rate shock simulation analysis, performed as of September 30, 2002, indicates that a 200 basis point increase in rates would cause an increase in net interest income of $860,000 over the next twelve-month period. Conversely, a 200 basis point decrease in rates would cause a decrease in net interest income of $1.3 million over a twelve-month period.

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

    At September 30, 2002, the Company was not engaged in trading activities.

The Company enters into interest rate swap agreements to manage its exposure to changes in interest rates and to convert the fixed rate on certain brokered certificates of deposit to a floating rate in order to more closely match interest rate sensitivity between selected assets and liabilities. The Company does not use derivative financial instruments for speculative purposes. As is customary for these types of instruments, the Company does not require collateral or other security from other parties to these instruments. By their nature all such instruments involve risk, including the credit risk of nonperformance by counterparties. However, at September 30, 2002, in management's opinion there was no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15a-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and the Chief Financial officer have concluded that our current disclosure controls and procedures are effective in providing them with material information required to be disclosed in reports filed by the Company under the Exchange Act.

Changes In Internal Controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.


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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         99.1   Certifying Statement of the Chief Executive Officer  pursuant to
                Section 1350 of Title 18 of the United States Code

         99.2   Certifying  Statement of the Chief Financial Officer pursuant to
                Section 1350 of Title 18 of the United States Code

(b)      Reports on Form 8-K.

                No report on Form 8-K was filed during the quarter ended September 30, 2002.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Florida Banks, Inc.


Date:  November 12, 2002           By: /s/ Charles E. Hughes, Jr.
                                       --------------------------
                                           Charles E. Hughes, Jr.
                                           President and Chief Executive Officer


Date:  November 12, 2002           By: /s/ T. Edwin Stinson, Jr.
                                       -------------------------
                                           T. Edwin Stinson, Jr.
                                           Chief Financial Officer

Certification by the Chief Executive Officer pursuant to Sarbanes-Oxley Section 302(a):

I, Charles E. Hughes, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Florida Banks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002           By: /s/ Charles E. Hughes, Jr.
                                       -----------------------------------------
                                           Charles E. Hughes, Jr.
                                           President and Chief Executive Officer

Certification by the Chief Financial Officer pursuant to Sarbanes-Oxley Section 302(a):

I, T. Edwin Stinson, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Florida Banks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002                        By:  /s/ T. Edwin Stinson, Jr.
                                                     ---------------------------
                                                         T. Edwin Stinson, Jr.
                                                         Chief Financial Officer