Form 10-K
period 2002-12-31
FLORIDA BANKS INC
filed 2003-03-27
CIK 1058802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                    FORM 10-K
                              ---------------------

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2002

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).   Yes         No   X
                                         ------     ------

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (5,903,489 shares) on June 28, 2002 was approximately $48,703,784, based on the closing price of the registrant's common stock as reported on the NASDAQ National Market on June 28, 2002. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

As of February 26, 2003, there were 6,783,603 shares of $.01 par value common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders scheduled to be held on May 22, 2003 are incorporated by reference in response to Part III of this Report.

                                Table of Contents
Part I

Item 1.  Business.....................................................  Page 3

Item 2.  Properties ..................................................  Page 16

Item 3.  Legal Proceedings ...........................................  Page 17

Item 4.  Submission of Matters to a Vote of Security Holders .........  Page 17

Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters .........................................  Page 18

Item 6.  Selected Financial Data .....................................  Page 20

Item 7.  Management's discussion and Analysis of Financial
         Condition and Results of Operations .........................  Page 22

Item 7A  Quantitative and Qualitative Disclosures about
           Market Risk ...............................................  Page 55

Item 8.  Financial Statements and Supplementary Data .................  Page 56

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..........................  Page 56

Part III

Item 10. Directors and Executive Officers of the Registrant ..........  Page 56

Item 11. Executive Compensation ......................................  Page 56

Item 12. Security Ownership of Certain Beneficial Owners
          and Management .............................................  Page 56

Item 13. Certain Relationships and Related Transactions ..............  Page 56

Part IV

Item 14. Controls and Procedures .....................................  Page 56

Item 15. Exhibits, Financial Statements and Reports on Form
          8-K ........................................................  Page 57

                                     PART I

Item 1.   Business

General

     Florida Banks, Inc. (the "Company") was formed on October 15, 1997 to create a statewide community banking system focusing on the largest and fastest growing markets in Florida. The Company operates through its wholly owned banking subsidiary, Florida Bank, N.A. (the "Bank"). The Company currently operates community banking offices in the Tampa, Jacksonville, Alachua County (Gainesville), Broward County (Ft. Lauderdale), Pinellas County (St Petersburg - Clearwater) and Marion County (Ocala) markets, and a loan production office in West Palm Beach. Future business plans include expansion of the loan production office in West Palm Beach into a full service community banking office and entry into the market of Orlando (the "Identified Market"). As opportunities arise, the Company may also expand into other Florida market areas with demographic characteristics similar to the Identified Market. Within the Identified Market, the Company expects to offer a broad range of traditional banking products and services, focusing primarily on small and medium-sized businesses. See "--Strategy of the Company--Market Expansion" and "--Products and Services."

     The Company has a community banking approach that emphasizes responsive and personalized service to its customers. Management's expansion strategy includes attracting strong local management teams who have significant banking experience, strong community contacts and strong business development potential in the Identified Market. Once local management teams are identified, the Company intends to establish community banking offices in the remaining Identified Market. Each management team will operate one or more community banking offices within its particular market area, will have a high degree of local decision-making authority and will operate in a manner that provides responsive, personalized services similar to an independent community bank. The Company maintains centralized credit policies and procedures as well as centralized back office functions from its operations center in Tampa to support the community banking offices. Upon the Company's entry into a new market area, it undertakes a marketing campaign utilizing an officer calling program and community-based promotions. In addition, management is compensated based on profitability, growth and loan production goals, and each market area is supported by a local board of advisory directors, which is provided with financial incentives to assist in the development of banking relationships throughout the community. See "--Model `Local Community Bank.'"

     Management of the Company believes that the significant consolidation in the banking industry in Florida has disrupted customer relationships as the larger regional financial institutions increasingly focus on larger corporate customers, standardized loan and deposit products and other services. Generally, these products and services are offered through less personalized delivery systems which has created a need for higher quality services to small and medium-sized businesses. In addition, consolidation of the Florida banking market has dislocated experienced and talented management personnel due to the elimination of redundant functions and the need to achieve cost savings. As a result of these factors, management believes the Company has a unique opportunity to attract and maintain its targeted banking customers and experienced management personnel within the Identified Market and possibly other Florida market areas.

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

     In the fourth quarter of 2002, the Bank started a mortgage banking division which is managed as a segment. Accordingly, beginning in 2002, the Company has two reporting segments, the commercial bank and the mortgage bank. For more details on segment disclosures, please see Note 21 - Segment Reporting in the Notes to the Consolidated Financial Statements.

Strategy of the Company

         General

     The Company's business strategy is to create a statewide community banking system in Florida. The major elements of this strategy are to:

o Establish community banking offices in additional markets including the remaining Identified Market when local management teams are identified;

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


     Model "Local Community Bank"

     In order to achieve its expansion strategy, the Company intends to establish community banking offices in the remaining Identified Markets by opening new branch offices of the Bank. The Company may, however, accomplish its expansion strategy by acquiring existing banks within an Identified Market if an opportunity for such an acquisition becomes available. Although each community banking office is legally a branch of the Bank, the community banking office(s) located within each market operates as if it were an independent community bank.

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

     Within each market area, the community banking offices have a local board of directors that are comprised of prominent members of the community, including business leaders and professionals. Certain members of the local boards may serve as members of the Board of Directors of the Bank. These directors act as representatives of the Bank within the community and are expected to promote the business development of each community banking office.

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

     The community banking offices are located in commercial areas in each market where the local management team determines there is the greatest potential to reach the maximum number of small and medium-sized businesses. It is expected that these community banking offices will develop in the areas surrounding office complexes and other commercial areas, but not necessarily in a market's downtown area. Such determinations will depend upon the customer demographics of a particular market area and the accessibility of a particular location to its customers. Management of the Company expects to lease facilities of approximately 4,000 to 7,000 square feet at market rates for each community banking office. The Company currently leases its facilities in the Tampa, Jacksonville, Ft. Lauderdale, St. Petersburg-Clearwater, Ocala/Marion County and West Palm Beach markets. To better serve the Alachua County (Gainesville) market, the Company has built and owns a free-standing office with traditional drive-in and lobby banking facilities. The Company plans to lease facilities in the other Identified Markets to avoid investing significant amounts of capital in property and facilities.

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

     Market Expansion

     The Company intends to expand into the largest and fastest growing communities in Florida as well as other markets within the state which offer strategic opportunities. In order to achieve its expansion strategy, the Company intends to establish community banking offices through the de novo branching of the Bank. The Company may, however, accomplish its expansion strategy by acquiring existing banks if an opportunity for such an acquisition becomes available. Once the Company has assembled a local management team and local advisory board of directors for a particular market area, the Company intends to establish a community banking office in that market either through the opening of an LPO or a full service bank. The Company has established community banking offices in the Tampa, Jacksonville, Alachua County (Gainesville), Broward County (Ft. Lauderdale), Pinellas County (St. Petersburg - Clearwater) and Marion County (Ocala) markets. The Company has established a loan production office in West Palm Beach. The other market into which the Company presently intends to expand is Orlando. Management has identified the Orlando and Greater Palm Beach markets as providing the most favorable opportunities for growth and intends to establish full-service community banking offices within these markets as soon as practicable. Management is also considering expansion into other selected Florida metropolitan areas.

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

     Products and Services

     The Company currently offers a broad array of traditional banking products and services to its customers through the Bank. The Bank currently provides products and services that are substantially similar to those set forth below. For additional information with respect to the Bank's current operations, see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Loans. The Bank offers a wide range of short to long-term commercial and consumer loans. As of December 31, 2002, the Bank has established an internal limit for loans of up to $7.4 million to any one borrower.

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

          Loans Held for Sale. In the fourth quarter of 2002, the Bank's newly established wholesale mortgage division commenced operations. This division originates residential mortgage loans through its network of independent mortgage brokers, and sells them in the secondary mortgage market. Loans held for sale at December 31, 2002 consist entirely of these residential mortgage loans.

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

     Investment Advisory and Insurance Services.  Beginning in 2003, the Company
     ------------------------------------------
plans to offer, through its financial services subsidiary, certain alternative investment products. These include equities, fixed-income products, equity and bond mutual funds, unit investment trusts, life insurance policies, and, to the extent permitted by applicable regulations, fixed and variable annuities. This program expands the Bank's offering of financial products in response to demand from customers seeking to satisfy their financial service needs in one place.

     Other Products and Services.  The Bank intends to evaluate other  services,
     ---------------------------
such as trust services and other permissible activities. Management expects to introduce these services in the future as they become economically viable.

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

     The Bank's asset/liability mix is monitored on a daily basis, with monthly reports presented to the Bank's Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Interest Rate Sensitivity and Liquidity Management."

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

Data Processing

     The Bank currently has an agreement with Metavante (formerly M&I) to provide its core processing and certain customer products. The Company believes that Metavante will be able to provide state-of-the-art data processing and customer service-related processing at a competitive price to support the Company's future growth. The Company believes the Metavante contract to be adequate for its business expansion plans. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

     The Company and the Bank presently employ a combined total of 179 persons on a full-time basis and 12 persons on a part-time basis. The Company and the Bank will hire additional persons as needed to support its growth, including additional tellers and financial service representatives.

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

     To become a financial holding company, the Gramm-Leach-Bliley Act requires a bank holding company to submit to the Federal Reserve Board a declaration that the company elects to be a financial holding company and a certification that all of the depository institutions controlled by the company are well capitalized and well managed. The Act also provides that a Bank holding company's election to become a financial holding company will not be effective if the Board finds that, as of the date the company submits its election to the Board, not all of the insured depository institutions controlled by the company have achieved at least a "satisfactory" rating at the most recent examination of the institution under the Community Reinvestment Act (12 U.S.C.ss. 2903 et seq.).

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

     In response to the directive issued under the FDICIA, the regulators have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the FDICIA. The following table reflects the capital thresholds:

                                           Total Risk-Based      Tier 1 Risk-Based              Tier 1
                                            Capital Ratio            Capital Ratio           Leverage Ratio

Well Capitalized (1).....................        10.0%                    6.0%                    5.0%
Adequately Capitalized (1)...............         8.0%                    4.0%                    4.0%(2)
Undercapitalized (3).....................       < 8.0%                  < 4.0%                  < 4.0%(4)
Significantly Undercapitalized (3).......       < 6.0%                  < 3.0%                  < 3.0%
Critically Undercapitalized..............         -                       -                     < 2.0%(5)

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

Nonbanking Subsidiaries

     The  Company  has  the  following  directly  and  wholly-owned   nonbanking
subsidiaries that are currently active: Florida Banks Statutory Trust I, a Connecticut business trust, issued $6 million in trust preferred securities in 2001, which are guaranteed by the Company. Florida Banks Capital Trust II, a Delaware business trust, issued $4 million in trust preferred securities in 2002, which are guaranteed by the Company. Florida Banks Capital Trust I, a Delaware business trust, issued $4 million in trust preferred securities in 2002, which are guaranteed by the Company. Florida Banks Statutory Trust II, a Connecticut business trust, issued $3 million in trust preferred securities in 2002, which are guaranteed by the Company.

     On February 21, 2003, the Company formed FLBK Foundation, Inc. (the "Foundation"), a Florida nonprofit corporation, for the purpose of making grants to tax-exempt charitable organizations. The board of the Foundation will consist of affiliates of the Company. On March 7, 2003, the Foundation filed for recognition of exemption under section 501(C)(3) of the Internal Revenue Code. The Foundation has not yet engaged in any grants or other activities.

Availability of Reports and Other Information

     Our corporate website is http://www.flbk.com. We make available on this website, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such material to the Securities and Exchange Commission. In addition, the Commission's website is http://www.sec.gov. The Commission makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Information provided on our website or on the Commission's website is not part of this Annual Report on Form 10-K.

Item 2. Properties

     The Company's occupies 5,113 sq. ft. of leased space for its main offices located at 5210 Belfort Road, Suite 310, Concourse II, Jacksonville, Florida 32256. The Bank operates seven banking offices and an operations center in the following locations:

     Florida Bank, N.A. - Alachua County (1)
     600 N.W. 43rd Street, Suite A
     Gainesville, Florida 32607
     Facilities: Owned by the Bank - 7,581 sq. ft.

     Florida Bank, N.A. - Jacksonville
     5210 Belfort Road, Suite 140
     Jacksonville, Florida 32256
     Facilities: Leased 6001 sq. ft.

     Florida Bank, N.A. - Tampa (2)
     100 West Kennedy Boulevard
     Tampa, Florida 33602
     Facilities: Leased 12,573 sq. ft.

     Florida Bank, N.A. - Broward County
     600 North Pine Island Rd., Suite 350
     Plantation, Florida 33324
     Facilities: Leased 4,893 sq. ft.
     Florida Bank, N.A. - Pinellas County
     8250 Bryan Dairy Road, Suite 150
     Largo, Florida 33777
     Facilities: Leased 5,428 sq. ft.
     Florida Bank, N.A. - Marion County
     2437 SE 17th Street, Suite 101
     Ocala, Florida 34471
     Facilities: Leased 5,485 sq. ft.
     Florida Bank, N.A. - Operations Center
     6301 Benjamin Road, Suite 105
     Tampa, Florida 33634
     Facilities: Leased 5,056 sq. ft.
     Palm Beach Gardens Loan Production Office
     7108 Airway Drive, Suite 225
     Palm Beach Gardens, Florida  33418
     Facilities:  Leased 1,400 sq. ft.

(1) The Alachua County Bank leased approximately 1,600 square feet of its facility to a local health and fitness center until needed for future expansion by the Bank.

(2) Approximately 5,546 sq. ft. of the Tampa Bank facility has been subleased to a local law firm. The term of the sublease expires on June 30, 2003 in conjunction with the expiration of Bank's lease.

Additional information concerning the property owned or leased by the Company and its subsidiaries is incorporated herein by reference from Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Item 3.  Legal Proceedings

     There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject, nor are there material proceedings known to the Company or the Bank to be threatened or pending by any governmental authority.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter ended December 31, 2002 to a vote of security holders of the Company.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock is traded on The NASDAQ National Market under the symbol "FLBK." The common stock began trading on The NASDAQ National Market on July 30, 1998. The following table sets forth for the periods indicated the quarterly high and low sales prices per share as reported by The NASDAQ National Market. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions.


                                                       High               Low
                                                       ----               ---
Fiscal year ended December 31, 2001
    First Quarter                                    $7.188             $5.250
    Second Quarter                                    6.500              5.290
    Third Quarter                                     6.400              5.550
    Fourth Quarter                                    6.250              5.510

Fiscal year ended December 31, 2002
    First Quarter                                    $8.900             $5.900
    Second Quarter                                    9.640              7.410
    Third Quarter                                     9.000              7.270
    Fourth Quarter                                    8.968              7.580


     As of December 31, 2002, there were approximately 224 holders of record of the Common Stock. Management of the Company believes that there are in excess of 2,800 beneficial holders of its Common Stock.

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

     In September 1999, the Company's Board of Directors authorized a stock repurchase plan covering up to ten percent (10%) of the outstanding shares of common stock (approximately 585,000 shares). The share repurchase plan authorizes the purchase of common shares at any price below the then current book value per share. As of March 14, 2003, the Company has repurchased 302,200 shares for a total cost of $1,866,197 or an average cost of $6.18 per share. Pursuant to the stock repurchase plan, on December 10, 2001, the Company's Board of Directors authorized a pre-programmed stock repurchase program pursuant to the `safe harbor' guidelines of Rule 10b-18 of the Securities Exchange Act of 1934. This program provides for repurchase of up to 250,000 shares in the open market when the trading price of the Company's common stock falls to $5.75 per share or less. As of March 14, 2003, no shares had been repurchased under the Rule 10b-18 program.

Equity Compensation Plans

     The Company maintains the 1998 Stock Option Plan (the "1998 Plan"), the Employee Stock Purchase Plan (the "ESPP") and the Amended and Restated Incentive Compensation Plan (the "Incentive Plan"). Only restricted common stock is awarded under the Incentive Plan.

     The following table gives information about equity awards under the 1998 Plan, the Incentive Plan and the ESPP as of December 31, 2002:

                                                                                               Number of Securities
                                        Number of Shares             Weighted Average         remaining available for
                                     to be issued upon the           Exercise Price of         future issuance under
                                    Exercise of Outstanding        Outstanding Options,         Equity Compensation
Plan Category                   Options, Warrants and Rights        Warrants and Rights                Plans
-------------                   ----------------------------        -------------------                -----
Equity Compensation Plans                   14,842 (1)                     $6.87 (2)                258,892 (3)
approved by the shareholders

Equity Compensation Plans
not approved by the
shareholders                              904,098 (4)                      $8.68                      87,442
                                   ---------------------------    ------------------------    ------------------------
TOTALS                                       918,940                       $8.65                       346,334

(1) Represents an aggregate of 14,842 common shares issuable upon exercise of options under the ESPP.
(2) Represents weighted-average exercise price of outstanding options under the ESPP.
(3) Includes 17,921 common shares and 240,971 common shares remaining available for issuance under the ESPP and the Incentive Plan, respectively.
(4) Represents the aggregate of common shares issuable upon exercise of options under the 1998 Plan.
(5) Represents weighted-average exercise price of outstanding options under the 1998 Plan.
(6)  Represents common shares remaining available under the 1998 Plan.


Series C Preferred Stock

     On December 31, 2002, the Company received $5 million in gross proceeds from a private placement of 50,000 shares of Series C Preferred Stock at a price of $100.00 per share to an institutional investor. Series C shares are non-convertible. Non-cumulative cash dividends accrue at five percent annually and are payable quarterly in arrears. During the first quarter of 2003, the institutional investor and the Company intend to consider an exchange of Series C Preferred shares for shares of a new series of preferred stock, which would be substantially similar to the Series C Preferred shares, except the new shares would be convertible into the Company's common stock at $10.00 per share. Any such change would be subject to necessary regulatory approvals. The sale of the Series C Preferred Stock was made in reliance on an exemption from registration under the Securities Act of 1933 provided in Regulation D and Section 4(2) thereunder. With respect to such reliance, certain inquiries were made by the Company and certain representations and warranties were received by the investor to establish that such exemption was available.

Item 6.  Selected Financial Data

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

     The selected financial data of the Company as of December 31, 2002, 2001, 2000, 1999 and 1998 and for each of the years then ended are derived from the financial statements of the Company, which have been audited by Deloitte & Touche LLP, independent auditors. These selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's financial statements and notes thereto, and financial and other information included elsewhere herein.

                                                                      Year Ended December 31,
                                                     --------------------------------------------------
                                                         2002      2001  2000       1999          1998
                                                       (Dollars in thousands except per share amounts)
Summary Income Statement:
   Interest income                                   $ 34,927  $ 31,380  $ 23,766   $ 11,142   $ 5,413
   Interest expense                                    15,584    16,548    13,711      4,696     2,436
                                                        -----     -----     -----      -----     -----
   Net interest income                                 19,343    14,832    10,055      6,446     2,977
   Provision for loan losses                            3,026     1,889     1,912      1,610       629
                                                        -----     -----     -----      -----     -----
   Net interest income after
     provision for loan losses                         16,317    12,943     8,143      4,836     2,348
   Noninterest income                                   4,040     2,048     1,011        583       613
   Noninterest expense (1)                             18,005    13,693    10,886      8,342     7,903
                                                        -----     -----     -----      -----     -----
   Income (loss) before provision for
     income taxes                                       2,352     1,298    (1,732)    (2,923)   (7,943)
   Provision (benefit) for income taxes                   885       490      (652)    (1,076)     (350)
                                                        -----     -----     -----      -----     -----
   Net income (loss)                                    1,467       808    (1,080)    (1,847)   (4,593)
                                                        -----     -----     -----      -----     -----
   Preferred stock dividends                              140       250         -          -         -
                                                        -----     -----     -----      -----     -----
   Net income (loss) applicable to common
        shares                                        $ 1,327     $ 558  $ (1,080)  $ (1,847) $ (4,593)
                                                        1,327       558    (1,080     (1,847    (4,593
   Earnings (loss) per common share:
     Basic                                             $ 0.21    $ 0.10   $ (0.19)   $ (0.32)  $ (1.46)
     Diluted                                             0.20      0.10     (0.19)     (0.32)    (1.46)

(1) Noninterest expense for the Company for 1998 includes a nonrecurring, noncash charge of $3,939,000, relating to the February 3, 1998 sale of common stock and warrants included in the Units sold to accredited foreign investors and the February 11, 1998 sale of 297,000 shares of common stock to 14 officers, directors and consultants.

                                                                                     At December 31,
                                                               ---------------------------------------------------------
                                                                 2002         2001         2000       1999         1998
                                                                -----        -----         ----       ----         ----
                                                                       (Dollars in Thousands)
Summary Balance Sheet Data:
Investment securities                                          $ 53,652     $ 38,886     $36,756      28,511       22,242
Loans held for investment, net of deferred loan fees            550,455      401,444     285,526     157,517       67,131
Loans held for sale                                              54,674            -           -           -            -
Earning assets                                                  721,296      494,987     353,239     205,898      106,022
Total assets                                                    756,066      522,323     372,797     218,163      113,566
Noninterest-bearing deposits                                    141,395       99,899      41,965      22,036       11,840
Total deposits                                                  664,910      451,249     305,239     159,106       64,621
Other borrowed funds                                             14,576       14,210      26,035      18,279        5,718
Total shareholders' equity                                       52,964       46,142      38,556      39,235       42,588
Performance Ratios:
Net interest margin (1)                                            3.33%        3.62%       3.58%       4.57%        4.28%
Efficiency ratio (2)                                              77.00        81.12       98.37      118.68       220.18
Return on average assets                                           0.22         0.13       (0.36)      (1.07)       (5.42)
Return on average equity                                           2.79         1.30       (2.83)      (3.12)      (16.54)
Asset Quality Ratios:
Allowance for loan losses to total loans held for investment       1.32%        1.17%       1.23%       1.18%        1.60%
Non-performing loans to total loans held for investment            0.25         0.36        1.44        1.46         2.80
Net charge-offs to average loans held for investment               0.09         0.21        0.12        0.80         0.09
Capital and Liquidity Ratios:
Total capital to risk-weighted assets                             11.92%       12.70%      12.73%      18.19%       63.25%
Tier 1 capital to risk-weighted assets                            10.78        11.63       11.58       17.29        61.59
Tier 1 capital to average assets                                   9.97        10.64       10.28       20.01        36.44
Average loans to average deposits                                 97.21        99.03       94.90      101.53        81.04
Average equity to average total assets                             7.79         9.96       12.80       34.30        32.80

--------------------------------------------------
(1)  Computed by dividing net interest income by average earning assets.
(2) Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The Company and its representatives may from time to time make written or oral statements that are "forward-looking" and provide other than historical information, including statements contained in the Form 10-K, the Company's other filings with the Securities and Exchange Commission or in communications to its shareholders. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the risk factors listed below.

In some case, the Company has identified forward-looking statements by such words or phrases as "will likely result," "is confident that," "expects,"
"should," "could," "may," "will continue to," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. These forward-looking statements are based on management's current views and assumptions regarding future events, future business conditions and the outlook for the Company based on currently available information. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. Among the factors that could have an impact on the Company's ability to achieve operating results and growth plan goals are:

o Management's ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company's net interest income;
o    Fluctuations in the value of the Company's investment securities;
o The ability to attract and retain senior management experienced in banking and financial services;
o The sufficiency of allowances for possible loan losses to absorb the amount of actual future losses inherent in the existing portfolio of loans;
o The Company's ability to adapt successfully to technological changes to compete effectively in the marketplace;
o Credit risks and risks from concentrations (by geographic area and by industry) within the Bank's loan portfolio;
o The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market or elsewhere or providing similar services;
o The failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities;
o    Volatility of rate sensitive deposits;
o    Operational risks, including data processing system failures or fraud;
o    Asset/liability matching risks and liquidity risks;
o Changes in the economic environment, competition or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing and Company's ability to successfully pursue acquisition and expansion strategies;
o The impact from liabilities arising from legal or administrative proceedings the financial condition of the Company;
o Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates and operational limitations;
o Changes in general economic or industry conditions, nationally or in the communities in which the Bank conducts business;
o Changes in accounting principles, policies or guidelines affecting the businesses conducted by the Company or its affiliates;
o    Acts of war or terrorism; and
o Other economic, competitive, governmental, regulatory and technical factors affecting the Bank's operations, products, services, and prices.

The Company wishes to caution that the foregoing list of important factors may not be all-inclusive and specifically declines to undertake any obligation to publicly update or revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


The Company

     The Company was incorporated on October 15, 1997 to acquire or establish a bank in Florida. Prior to the consummation of the merger with First National Bank of Tampa (the "Merger"), the Company had no operating activities. The Merger was consummated immediately prior to the closing of the Company's initial public offering (the "Offering") on August 4, 1998. After the consummation of the Merger, the Bank's shareholders owned greater than 50% of the outstanding Common Stock of the Company, excluding the issuance of the shares in connection with the Offering. Accordingly, the Merger was accounted for as if the Bank had acquired the Company. The financial statements of the Bank have become the historical financial statements of the Company and no goodwill was recorded as a result of the Merger. In addition, the operating results of the Company incurred prior to the Merger, which consisted of organizational and start-up costs, are not included in the consolidated operating results.

     The Company funded its start-up and organization costs through the sale of units, consisting of Common Stock, Preferred Stock and warrants to purchase shares of Common Stock. As the Company was not formed until 1997, the term "Company" used throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the Company and the Bank for the periods ended December 31, 1998 and later, and for the Bank only for the period ended December 31, 1997 and prior periods. Unless otherwise indicated, the "Bank" refers to Florida Bank, N.A., formerly First National Bank of Tampa.

Summary

     The Company reported net income of $1.5 million and net income applicable to common shareholders of $1.3 million for fiscal 2002, compared to net income of $808,000 and net income applicable to common shareholders of $558,000 for fiscal 2001. The Company had no preferred stock issued or outstanding prior to 2001. The Company's net loss for fiscal 2000 was $1.1 million. Basic and diluted earnings (loss) per common share were $.21, $.10, and ($.19) for the years ended December 31, 2002, 2001 and 2000. Diluted earnings (loss) per common share were $.20, $.10, and ($.19) for the years ended December 31, 2002, 2001 and 2000.
Diluted earnings per common share reflects the dilutive effect of outstanding options.


     The increase in the Company's net income in 2002, compared to 2001, was primarily attributable to an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expenses. Net interest income increased to $19.3 million in 2002 from $14.8 million in 2001, an increase of 30.4%. The provision for loan losses increased 60.2% to $3.0 million in 2002, from $1.9 million in 2001. Noninterest income increased 97.2% to $4.0 million in 2002 from $2.0 million in 2001. Noninterest expense increased to $18.0 million in 2002 from $13.7 million in 2001, an increase of 31.5%. The Company recorded a provision for income taxes in 2002 of $885,000, compared to $490,000 in 2001.

     The improvement in the Company's performance to net income in 2001, compared to a net loss in 2000, was primarily attributable to an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expenses. Net interest income increased to $14.8 million in 2001 from $10.0 million in 2000, an increase of 47.5%. The provision for loan losses decreased 1.2% to $1.9 million in 2001, from $1.9 million in 2000.

Noninterest income increased 102.5% to $2.0 million in 2001 from $1.0 million in 2000. Noninterest expense increased to $13.7 million in 2001 from $10.9 million in 2000, an increase of 25.9%. The Company recorded a provision for income taxes in 2001 of $490,000, compared to a benefit for income taxes of $652,000 in 2000.

     Total assets at December 31, 2002 were $756.1 million, an increase of $233.7 million, or 44.8%, over the prior year. Total loans held for investment increased 37.1% to $550.9 million at December 31, 2002, from $401.7 million at December 31, 2001. Total deposits increased $213.7 million, or 47.3%, to $664.9 million at December 31, 2002 from $451.2 million at December 31, 2001. Shareholders' equity increased to $53.0 million at December 31, 2002 from $46.1 million at December 31, 2001, an increase of 14.8%. These increases were primarily attributable to the establishment of the wholesale mortgage division and the Palm Beach Gardens loan production office, together with maturity of the Company's locations in its other markets and continued successful implementation of its long-term strategies, more fully discussed in the section entitled "Business" in Part 1, Item 1 above.

     The earnings performance of the Company is reflected in the calculations of net income as a percentage of average total assets ("Return on Average Assets") and net income as a percentage of average shareholders' equity ("Return on Average Equity"). Return on Average Assets and Return on Average Equity are computed using Net Income Applicable to Common Shares. During 2002, the Return
on Average Assets and Return on Average Equity were 0.22% and 2.79% respectively, compared to 0.13% and 1.30%, respectively, for 2001. The Company's ratio of total equity to total assets decreased to 7.01% at December 31, 2002 from 8.83% at December 31, 2001, primarily as a result of growth from branch operations.

     Total assets at December 31, 2001 were $522.3 million, an increase of $149.5 million, or 40.11%, over the prior year. Total loans increased 40.6% to $401.4 million at December 31, 2001, from $285.5 million at December 31, 2000. Total deposits increased $146.0 million, or 47.8%, to $451.2 million at December 31, 2001 from $305.2 million at December 31, 2000. Shareholders' equity increased to $46.1 million at December 31, 2001 from $38.6 million at December 31, 2000, an increase of 19.7%. These increases were primarily attributable to the conversion of the Marion County office to a full service branch in its first full year of operations, together with maturity of the Company's locations in its other markets and continued successful implementation of its long-term strategies, more fully discussed in the section entitled "Business" in Part 1,
Item 1 above.

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

                                                                     Year Ended
                                                            December 31, 2002 Income/
                                                                  Average Balance      Expense      Yield / Cost
                                                                              (Dollars in thousands)
ASSETS:
  Total loans (1)                                                     $484,132          $31,853          6.58%
  Investment securities (2)                                             43,264            2,239          5.18%
  Federal funds sold & other investments                                53,623              835          1.56%
                                                                        ------              ---
          Total earning assets                                         581,019           34,927          5.96%
          Cash and due from banks                                       20,169
          Premises and equipment, net                                    4,382
          Other assets, net                                              9,750
          Allowance for loan losses                                     (5,747)
                                                                       -------
                     Total Assets (3)                                 $609,573
                                                                      ========

LIABILITIES:
Interest-bearing liabilities:
  Interest-bearing transaction accounts                                $41,817              710          1.70%
  Savings deposits                                                      72,145            1,443          2.00%
  Time deposits                                                        317,305           12,469          3.93%
  Repurchase agreements sold                                            37,726              502          1.33%
  Other borrowed funds                                                  10,143              460          4.54%
                                                                        ------              ---
          Total interest bearing liabilities                           479,136           15,584          3.25%
Demand deposits                                                         66,769
Accrued interest and other liabilities                                  16,180
Shareholders' equity                                                    47,488
                                                                        ------
                  Total liabilities and shareholders' equity          $609,573
                                                                      ========
Net interest income                                                                     $19,343
                                                                                        =======
Net interest spread                                                                                      2.71%

Net interest margin                                                                                      3.33%

Non-interest expense                                                                                  $18,005

Overhead ratio                                                                                           2.95%


Non-interest income                                                                                    $4,040

Non-interest income ratio                                                                                0.66%

(1) - Average loans include nonaccrual loans. At December 31, 2002, $1.5 million of loans were accounted for on a non-accrual basis. All loans and deposits are domestic.
(2) - Stated at amortized cost. Does not reflect unrealized gains or losses. All securities are taxable. The Company has no trading account securities
(3) - All yields are considered taxable equivalent because the Company has no tax exempt assets.


                                                                    Year Ended
                                                                December 31, 2001      Income/
                                                                  Average Balance      Expense        Yield/Cost
                                                                               (Dollars in thousands)
ASSETS:
  Total loans (1)                                                     $340,778          $27,692          8.13%
  Investment securities (2)                                             39,297            2,653          6.75%
  Federal funds sold & other investments                                29,746            1,035          3.48%
                                                                        ------            -----
          Total earning assets                                         409,821           31,380          7.66%
          Cash and due from banks                                       12,598
          Premises and equipment, net                                    3,355
          Other assets, net                                              7,833
          Allowance for loan losses                                     (4,046)
                                                                       -------
                     Total Assets (3)                                 $429,561
                                                                      ========

LIABILITIES:
Interest-bearing liabilities:
  Interest-bearing transaction accounts                                $19,439              366          1.89%
  Savings deposits                                                      54,602            2,034          3.72%
  Time deposits                                                        223,905           12,548          5.60%
  Repurchase agreements sold                                            33,568            1,205          3.59%
  Other borrowed funds                                                   7,585              395          5.21%
                                                                         -----              ---
          Total interest bearing liabilities                           339,099           16,548          4.87%
Demand deposits                                                         44,038
Accrued interest and other liabilities                                   3,415
Shareholders' equity                                                    43,009
                                                                        ------
                  Total liabilities and shareholders' equity          $429,561
                                                                      ========
Net interest income                                                                     $14,832
                                                                                        =======
Net interest spread                                                                                      2.79%

Net interest margin                                                                                      3.62%

Non-interest expense                                                                                  $13,693

Overhead ratio                                                                                           3.19%

Non-interest income                                                                                    $2,048

Non-interest income ratio                                                                                0.48%

----------

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


                                                                                Year Ended
                                                                             December 31, 2000         Income /
                                                                              Average Balance          Expense      Yield / Cost
                                                                                     (Dollars in thousands)
ASSETS:
  Total loans (1)                                                                    $224,317          $20,073          8.95%
  Investment securities (2)                                                            37,416            2,477          6.62%
  Federal funds sold & other investments                                               19,084            1,216          5.53%
                                                                                       ------            -----
          Total earning assets                                                        280,817           23,766          8.46%
          Cash and due from banks                                                       9,311
          Premises and equipment, net                                                   2,805
          Other assets, net                                                             5,675
          Allowance for loan losses                                                   (2,676)
                                                                                      -------
                     Total Assets (3)                                               $295,932
                                                                                    ========

LIABILITIES:
Interest-bearing liabilities:
  Interest-bearing transaction accounts                                               $11,641              219          1.58%
  Savings deposits                                                                     38,101            2,092          5.49%
  Time deposits                                                                       156,150           10,083          6.46%
  Repurchase agreements sold                                                           14,956              903          6.04%
  Other borrowed funds                                                                  6,824              414          6.07%
                                                                                        -----              ---
          Total interest bearing liabilities                                          227,672           13,711          6.02%
Demand deposits                                                                        27,677
Accrued interest and other liabilities                                                  2,343
Shareholders' equity                                                                   38,240
                                                                                       ------
                  Total liabilities and shareholders' equity                         $295,932
                                                                                    =========
Net interest income                                                                                    $10,055
                                                                                                       =======
Net interest spread                                                                                                     2.44%

Net interest margin                                                                                                     3.58%

Non-interest expense                                                                                                 $10,886

Overhead ratio                                                                                                          3.67%

Non-interest income                                                                                                    $1,011

Non-interest income ratio                                                                                               0.34%

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

     Net interest income is the principal component of a commercial bank's income stream and represents the difference or spread between interest and certain fee income generated from earning assets and the interest expense paid on deposits and other borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company had no investments in tax-exempt securities during 2002, 2001 and 2000. Accordingly, no adjustment is necessary to facilitate comparisons on a taxable equivalent basis.

     Net interest income increased 30.4% to $19.3 million in 2002 from $14.8 million in 2001. This increase is attributable to growth in loan volume due to ongoing branch operations, new loan production office operations, and the new wholesale mortgage operation. These increases are partially offset by the growth in time deposits, repurchase agreements and other borrowed funds. The trend in net interest income is commonly evaluated using net interest margin and net interest spread. The net interest margin, or net yield on average earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. The net interest margin decreased 29 basis points to 3.33% in 2002 on average earning assets of $581.0 million from 3.62% in 2001 on average earning assets of $409.8 million. This decrease is primarily due to the fact that the average yield on earning assets decreased slightly more than the average rates on interest-bearing liabilities decreased. There was an 170 basis point decrease in the average yield on earning assets to 5.96% in 2002 from 7.66% in 2001 and a 162 basis point decrease in the average rate paid on interest-bearing liabilities to 3.25% in 2002 from 4.87% in 2001. The decreased yield on earning assets was primarily the result of lower market rates on loans and investment securities, prompted by a decrease in the Prime Rate during November 2002, from 4.75% to 4.25%, combined with ongoing weakness in other loan indexes, including LIBOR (London Inter-Bank Offered Rate) and various mortgage rate indexes. The decrease in the average cost of interest-bearing liabilities is attributable to decreases in market rates on interest-bearing demand deposits, savings and time deposits, money market accounts and other borrowed funds.

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

     The net interest spread decreased to 2.71% in 2002 from 2.79% in 2001, as the yield on average earning assets decreased 170 basis points while the cost of interest-bearing liabilities decreased 162 basis points. The net interest spread measures the absolute difference between the yield on average earning assets and the rate paid on average interest-bearing sources of funds. The net interest spread eliminates the impact of noninterest-bearing funds and gives a direct perspective on the effect of market interest rate movements. This measurement allows management to evaluate the variance in market rates and adjust rates or terms as needed to maximize spreads.

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

     Rate/Volume Analysis of Net Interest Income

     The table below presents the changes in interest income and interest expense attributable to volume and rate changes between 2001 and 2002, between 2000 and 2001 and between 1999 and 2000. The effect of a change in average balance has been determined by applying the average rate in 2001, 2000 and 1999 to the change in average balance from 2000 to 2001 to 2002 and from 1999 to 2000 to 2001, respectively. The effect of change in rate has been determined by applying the average balance in 2001, 2000 and 1999 to the change in the average rate from 2000 to 2001 to 2002 and from 1999 to 2000 to 2001, respectively. The net change attributable to the combined impact of the volume and rate has been allocated to both components in proportion to the relationship of the absolute dollar amounts of the change in each.

                                         Year Ended                       Year Ended                           Year Ended
                                      December 31,2002                 December 31,2001                      December 31,2000
                                       Compared With                    Compared With                        Compared With
                                      December 31,2001                 December 31,2000                      December 31,1999
                          ---------------------------------------------------------------------------------------------
                                   (Dollars in Thousands)             (Dollars in Thousands)              (Dollars in Thousands)
                                Increase / Decrease Due To:        Increase / Decrease Due To:         Increase / Decrease Due To:
                                ---------------------------        ---------------------------         ---------------------------

                                Volume   Yield/Rate     Total     Volume     Yield/Rate    Total      Volume    Yield/Rate    Total
                          ----------------------------------------------------------------------------------------------------------
Interest earned on:

Taxable securities            $    267   $   (681)   $   (414)   $    281   $   (105)   $    176    $    611    $    348   $    959

Federal funds sold                 511       (713)       (202)         65       (461)       (396)        767         192        959
Net loans                       11,669     (7,508)      4,161      10,416     (2,797)      7,619      10,596         442     11,038
Repurchase agreements              287       (250)         37         215                    215        (333)                  (333)
                              --------   --------    --------    --------   --------    --------    --------    --------   --------

     Total earning assets       12,734     (9,152)      3,582      10,977     (3,363)      7,614      11,641         982     12,623
                                         --------    --------    --------   --------    --------    --------    --------   --------

Interest paid on:
Money-market and interest-
bearing demand deposits            424        (80)        344         147          1         148         104         (21)        83
Savings deposits                   650     (1,206)       (556)        859       (985)       (126)        634         305        939
Time deposits                    5,221     (5,300)        (79)      4,392     (1,859)      2,533       5,887       1,431      7,318
Repurchase agreements              149       (852)       (703)      1,124       (823)        301         108         243        351
Other borrowed funds               133        (68)         65          46        (65)        (19)        280          44        324
                              --------   --------    --------    --------   --------    --------    --------    --------   --------
     Total interest-bearing
         Liabilities             6,577     (7,506)       (929)      6,568     (3,731)      2,837       7,013       2,002      9,015
                              --------   --------    --------    --------   --------    --------    --------    --------   --------
     Net interest income      $  6,157   $ (1,646)   $  4,511    $  4,409   $    368    $  4,777    $  4,628    $ (1,020)  $  3,608
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


     The provision for loan losses charged to operations in 2002 was $3.0 million. The provision for loan losses charged to operations in 2001 was $1.9 million, which was approximately the same amount as 2000. The increase in the provision from 2001 to 2002 was generally due to the increase in the amount of loans outstanding. In addition, in December 2002, a provision of approximately $450,000 was charged to establish a specific reserve for an overdraft related to one of the Company's Automated Clearing House processors. This overdraft was charged off in the first quarter of 2003. For additional information regarding provision for loan losses, charge-offs and allowance for loan losses, see "-- Financial Condition--Asset Quality."


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

     Noninterest income increased 97.3% to $4.0 million in 2002 from $2.0 million in 2001. This change resulted from an increase in the amount of service fees on deposit accounts, an increase in mortgage loan origination fees, and the income generated by the wholesale mortgage division, partially offset by a loss on the sale of investment securities held for sale, a smaller gain on sale of commercial loans, and lower other noninterest income. Service fees on deposit accounts increased 40.4% to $1.7 million in 2002 from $1.2 million in 2001 due to an increase in the volume of business and personal transaction accounts and increased volume in the number of services transacted for customers subject to service charges. Sale of available for sale securities resulted in a net loss of $4,000 in 2002, compared to a gain of $74,000 in 2001. Sale of commercial loans resulted in a gain of $43,000 in 2002, compared to $104,000 in 2001, a decrease of 58.8%. Gain on sale of mortgage loans in 2002 totaled $1.1 million. The wholesale mortgage division commenced operations in the fourth quarter of 2002. Mortgage loan origination fees increased 242.5% to $805,000 in 2002 compared to $235,000 in 2001. Other income, which includes various recurring noninterest income items such as debit card fees, decreased 6.6% to $384,000 in 2002 from $411,000 in 2001.

     Noninterest income increased 102.5% to $2.0 million in 2001 from $1.0 million in 2000. This change resulted from an increase in the amount of service fees on deposit accounts, a gain from the sale of loans, an increase in the net gain from the sale of available for sale securities, and an increase in other noninterest income. Service fees on deposit accounts increased 73.5% to $1.2 million in 2001 from $706,000 in 2000 due to an increase in the volume of business and personal transaction accounts and increased volume in the number of services transacted for customers subject to service charges. Sale of available for sale securities resulted in a net gain of $74,000 in 2001, compared to $10,000 in 2000, an increase of 649.9%. Sale of loans resulted in a gain of $104,000 in 2001, compared to zero in 2000. Mortgage loan origination fees increased 320.8% to $235,000 in 2001 from $56,000 in 2000. Other income, which includes various recurring noninterest income items such as debit card fees, increased 71.3% to $411,000 in 2001 from $240,000 in 2000.

The following table presents an analysis of the noninterest income for the periods indicated with respect to each major category of noninterest income:


                                                                                          % Change         % Change
                                                        2002         2001        2000     2002-2001        2001-2000
                                                        ----         ----        ----     ---------        ---------

                                                                     (Dollars in thousands)

Service fees................................          $1,719       $1,224        $705           40.4%          73.5%

Gain on sale of commercial loans............              43          104           0          (58.8)          100.0

Gain on sale of mortgage loans..............           1,093            0           0           100.0            N/A

Mortgage loan origination fees..............             805          235          56           242.5          320.8


(Loss) gain on sale of available for sale
   investment securities, net...............             (4)           74          10             N/A          649.9

Other.......................................             384          411         240           (6.6)           71.3
                                                         ---          ---         ---

    Total...................................          $4,040       $2,048      $1,011           97.3%         102.5%
                                                      ======        =====       =====

     Noninterest Expense

     Noninterest expense increased 31.5% to $18.0 million in 2002 from $13.7 million in 2001. These increases are primarily attributable to increases in personnel, occupancy, data processing and other expenses relating to the establishment of the wholesale mortgage division and the Palm Beach Gardens loan production office, and increased dividends on preferred securities of the

Company's subsidiary trusts, together with increases in personnel and other expenses related to the overall growth of the Company. Salaries and benefits increased 26.0% to $11.0 million in 2002 from $8.8 million in 2001. This increase is primarily attributable increases in the overall number of personnel, and additional employees related to the wholesale mortgage division. Occupancy and equipment expense increased 17.9% to $2.1 million in 2002 from $1.8 million in 2001, primarily as a result of the activities of the wholesale mortgage division, which began operations in the fourth quarter of 2002. Data processing expense increased 28.7% to $873,000 in 2002 from $678,000 in 2001, which is primarily attributable to the growth in loan and deposit transactions and the addition of new services. Dividends on preferred securities of the Company's subsidiary trusts increased 4,775.6%, to $633,000 in 2002 from $13,000 in 2001. This increase was due to an increase in the amount of such securities outstanding to $16.5 million at December 31, 2002 from $5.8 million at the prior year-end. Also, the securities outstanding at December 31, 2001 were issued on December 18, 2001, so only thirteen days' interest accrued with respect to those securities in 2001. Other operating expenses increased 36.7% to $3.4 million in 2002 from $2.5 million in 2001. This increase is attributable primarily to an increase of $135,000 in other real estate owned expenses, an increase of $131,000 in audit, tax and accounting expense, and increase of $90,000 in communication expense and an increase of $89,000 in Automated Clearing House and bank service charge expense. These expenses are primarily attributable to opening of the wholesale mortgage division and an overall increase in the size and volume of business conducted by the Bank.

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


     The following table presents an analysis of the noninterest expense for the periods indicated with respect to each major category of noninterest expense:


                                                                                                % Change      % Change
                                                      2002         2001          2000          2002-2001     2001-2000
                                                      ----         ----          ----          ---------     ---------

                                                           (Dollars in thousands)

Salaries and benefits....................          $11,038        $8,761       $6,813              26.0%             28.6%

Occupancy and equipment..................            2,106         1,786        1,528               17.9              16.9

Data processing..........................              873           678          457               28.7              48.4

Dividends on preferred securities of
subsidiary trust...............                        633            13            0            4,775.6             100.0


Other....................................            3,355         2,455        2,088               36.7              17.6
                                                     -----         -----        -----               ----              ----


    Total................................          $18,005       $13,693      $10,886             31.5 %             25.8%
                                                   =======       =======      =======


     Provision for Income Taxes

     The provision for income taxes was $885,000 for 2002, compared to $490,000 for 2001. The effective tax rate for 2002 and 2001 was 37.6%. The Company paid no income taxes during 2002 and 2001 due to the availability of net operating loss carryforwards.

     The provision for income taxes was $490,000 for 2001, compared to a benefit of $652,000 for 2000. The effective tax rate for 2001 and 2000 was 37.6%. The Company paid no income taxes during 2001 and 2000 due to the availability of net operating loss carryforwards.

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

     As of December 31, 2002, the Company had approximately $4.6 million in net operating loss carryforwards available to reduce future taxable earnings, which resulted in net deferred tax assets of $3.9 million. These net operating loss carryforwards will expire in varying amounts in the years 2006 through 2018 unless fully utilized by the Company. Based on management's estimate of future earnings and the expiration dates of the net operating loss carry forwards as of December 31, 2002 and 2001, it was determined that it is more likely than not that the benefit of the deferred tax assets will be realized.


         The following table presents the components of net deferred tax assets:

                                                          As of December 31,
                                                     2002        2001       2000
                                                     ----        ----       ----

                                                        (Dollars in thousands)

Deferred tax assets.............................   $4,436      $4,365     $4,779

Deferred tax liabilities........................      527         348        174

Valuation allowance.............................       --          --         --
                                                     ----        ----       ----

Net deferred tax assets.........................   $3.909      $4,017     $4,605
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

     Net Income


     The Company reported net income of $1.5 million and net income applicable to common shares of $1.3 million in 2002, compared to net income of $808,000 and net income applicable to common shares of $558,000 in 2001. The improvement in profitability was primarily attributable to an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expenses. Basic income per common share was $.21 for 2002 and $.10 for 2001.

     The Company reported net income of $808,000 and net income applicable to common shares of $558,000 in 2001, compared to a net loss of $1.1 million in 2000. The Company had no preferred stock issued or outstanding prior to 2001. The improvement in profitability was primarily attributable to an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expenses. Basic income (loss) per common share was $.10 for 2001 and ($.19) for 2000.

     Return on Average Assets and Return on Average Equity are computed using Net Income Applicable to Common Shares. Return on Average Assets for 2002 increased 9 basis points to 0.22%, compared to 0.13% in 2001. Return on Average Assets increased 49 basis points to 0.13% in 2001 from a deficit of (0.36%) in 2000. Return on Average Equity increased 149 basis points to 2.79% in 2002, compared to 1.30% in 2001. Return on Average Equity increased 413 basis points to 1.30% in 2001, compared to a deficit of (2.83%) in 2000.


Business Segments

     Prior to October 1, 2002, the Company had only one reporting segment. In October, 2002, the Company started a mortgage banking division which is managed as a segment. Accordingly, beginning in 2002, the Company has two reporting segments, the commercial bank and the mortgage bank. For more details on segment disclosures, please see Note 21 - Segment Reporting in the Notes to the Consolidated Financial Statements. The lines of business are defined as follows:

     Commercial Bank

     The commercial bank segment offers a wide array of financial services to its customers, including short and long-term commercial, consumer and mortgage loans, interest-bearing and non-interest-bearing deposit accounts, telephone and internet banking, Automated Clearing House and Electronic Funds Transfer, stored value cards, and other specialized products and services. The commercial bank segment accounted for 97.4% of net interest income, 65.6% of noninterest income, and 76.0% of noninterest expense. As this segment comprises the majority of the Company's operations, the performance of this segment is described in the consolidated discussion of financial condition and results of operations above.

     Mortgage Bank

     The mortgage bank segment originates residential mortgage loans through its network of mortgage brokers and sells these loans on a wholesale basis into the secondary mortgage loan market. The mortgage bank segment accounted for 0.8% of net interest income, 33.5% of noninterest income, and 5.1% on noninterest expense. The mortgage bank originated approximately $97 million in mortgage loans during 2002 and sold approximately $44 million in mortgage loans during this same period. This segment contributed $505,000 to income before income taxes, excluding any allocation of parent company costs.

     Other

     This category includes the Company's investment securities portfolio, capital, derivative instruments, liquidity and funding activities, risk management, and certain other support activities not currently allocated to the aforementioned business segments.

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the year ended December 31, 2002 follows:

                                   Commercial      Mortgage                   Intersegment    Consolidated
                                      Bank           Bank         Other       Eliminations       Total
                                   ---------       --------      --------      ----------      ----------
Net interest income              $ 18,840,999     $ 163,800     $ 338,205                    $ 19,343,004
Noninterest income                  2,684,723     1,355,036                                     4,039,759
Noninterest expense                13,689,351       911,222     3,404,236                      18,004,809
Income (loss) before taxes          4,912,752       505,459    (3,066,032)                      2,352,179
Assets                            694,561,452    55,234,735    70,290,850      (64,021,487)   756,065,550
Expenditures for additions
   to premises and equipment        2,398,326       561,600         8,410                       2,968,336

Financial Condition

     Earning Assets


     Average earning assets increased 41.8% to $581.0 million in 2002 from $409.8 million in 2001. During 2002, loans, net of deferred loan fees, represented 83.4% of average earning assets, investment securities comprised 7.4%, and Federal funds sold and other investments comprised 9.2%. In 2001, loans, net of deferred loan fees, comprised 83.3% of average earning assets, investment securities comprised 9.5%, and Federal funds sold and other investments comprised 7.2%. The change in the mix of earning assets is primarily attributable to the growth in the Company's loan portfolio. The Company manages its securities portfolio and additional funds to minimize the effects of interest rate fluctuation risk and to provide liquidity.

     In 2002, growth in earning assets was funded primarily through an increase in total deposits due to expanded branch operations, the selling of additional brokered deposits, and the issuance of trust preferred securities.

     Loan Portfolio

     The Company's total loans held for investment outstanding increased 37.1% to $550.5 million as of December 31, 2002 from $401.4 million as of December 31, 2001. Loan growth for 2002 was funded primarily through growth in average deposits. The growth in the loan portfolio primarily was a result of an increase in commercial and commercial real estate loans of $126.0 million, or 35.7%, from December 31, 2001 to December 31, 2002. Average total loans held for investment in 2002 were $484.1 million, $66.3 million less than the year-end balance of $550.5 million due to the increase in loan production for the third and fourth quarters of 2002. The Company engages in a full complement of lending activities, including commercial, real estate construction, real estate mortgage, home equity, installment, SBA and USDA guaranteed loans and credit card loans.

     The following table presents various categories of loans contained in the Company's portfolio of loans held for investment for the periods indicated, the total amount of all loans for such periods, and the percentage of total loans represented by each category for such periods:

                                                               As of December 31,
                           ---------------------------------------------------------------------------------------------------------
                                   2002               2001                 2000                  1999                   1998
                                      % of                  % of               % of                   % of                     % of
                            Balance   Total   Balance      Total   Balance    Total     Balance       Total     Balance       Total
                            -------   -----   -------      -----   -------    -----     -------       -----     -------       -----
Type of Loan
Commercial real estate    $ 313,120   56.8%  $ 210,373     52.4%   $158,654    55.6%   $  69,261       43.9%   $  25,326      37.6%
Commercial                  166,122   30.2%    142,911     35.6%    102,391    35.8%      68,991       43.8%      33,103      49.2%
Residential mortgage         23,080    4.2%     22,309      5.6%      9,796     3.4%      10,846        6.9%       6,047       9.0%
Consumer                     45,860    8.3%     23,158      5.7%     13,036     4.6%       7,246        4.6%       2,021       3.0%
Credit cards and other        2,792    0.5%      2,912      0.7%      1,747     0.6%       1,244        0.8%         796       1.2%
                          ---------------------------------------------------------------------------------------------------------
     Total loans            550,974  100.0%    401,663    100.0%    285,624   100.0%     157,588      100.0%      67,293     100.0%
                                     =====                =====               =====                   =====     =========
Net deferred loan fees         (519)              (219)                 (98)                 (71)
                                             ---------            ---------            ---------                    (162)
  Loans, net of deferred                                                                                       ---------
fees                        550,455            401,444              285,526              157,517
Allowance for loan losses    (7,263)            (4,692)              (3,511)              (1,858)                 67,131
                                             ---------            ---------            ---------                  (1,074)
     Net loans held                                                                                            ---------
for investment            $ 543,192          $ 396,752            $ 282,015            $ 155,659
                                             =========            =========            =========               $  66,057
                                                                                                               =========

     Commercial Real Estate. Commercial real estate loans consist of loans secured by owner-occupied commercial properties, income-producing properties and construction and land development. At December 31, 2002, commercial real estate loans represented 56.8% of outstanding loan balances, compared to 52.4% at December 31, 2001. The increase in commercial real estate loans is a result of increased emphasis on commercial real estate loans.

     Commercial. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. At December 31, 2002, commercial loans represented 30.2% of outstanding loan balances, compared to 35.6% at December 31, 2001. The decrease in commercial loans corresponds with management's strategy to diversify risk.

     Residential Mortgage. The Company's residential mortgage loans consist of first and second mortgage loans and construction loans. At December 31, 2002, residential mortgage loans represented 4.2% of outstanding loan balances, compared to 5.6% at December 31, 2001. The Company does not actively market residential mortgages and its portfolio primarily consists of loans to the principals of other commercial relationships.

     Consumer. The Company's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, education and other personal expenditures. At December 31, 2002, consumer loans represented 8.3% of outstanding loan balances, compared to 5.7% at December 31, 2001. The Company does not actively market consumer loans and its portfolio primarily consists of loans to the principals of other commercial relationships. Growth in this category during 2002 is primarily attributable to maturing relationships with commercial customers, which lead to meeting of additional, non-commercial credit needs for these customers, together with the operations of the new loan production office in Palm Beach Gardens.

     Credit Card and Other Loans. This category of loans consists of borrowings by customers using credit cards, overdrafts and overdraft protection lines. At December 31, 2002, credit card and other loans represented 0.5% of outstanding loan balances as compared to 0.7% at December 31, 2001. These credits are primarily extended to the principals of commercial customers.

     The Company's only area of credit concentration is commercial and commercial real estate loans. The Company has not invested in loans to finance highly-leveraged transactions, such as leveraged buy-out transactions, as defined by the Federal Reserve Board and other regulatory agencies. In addition, the Company had no foreign loans or loans to lesser developed countries as of December 31, 2002.

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

     From time to time, management of the Company has originated certain loans, which, because they exceeded the Company's internally established or legal lending limit, were sold to other institutions. As a result of growth, the

Company has an increased lending limit and has repurchased certain loan participations, thereby increasing earning assets.

     The Company also purchases participations from other institutions. When the Company purchases these participations, such loans are subjected to the Company's underwriting standards as if the Company had originated the loan. Accordingly, management of the Company does not believe that loan participations purchased from other institutions pose any greater risk of loss than loans that the Company originates.

     The repayment of loans in the loan portfolio as they mature is a source of liquidity for the Company. The following table sets forth the maturity of the Company's portfolio of loans held for investment within specified intervals as of December 31, 2002:

                                                                                                   Due
                                                              Due in 1       Due after 1 to       After
                                                            Year or Less       5 years           5 years         Total
                                                            ------------       -------           -------         -----

Type of Loan                                                                (Dollars in thousands)

Commercial real estate..................................      $43,521          $133,151         $136,448        $313,120

Commercial..............................................      105,848            51,590            8,684         166,122

Residential mortgage....................................        2,490            15,854            4,736          23,080

Consumer ...............................................        8,790            36,222              848          45,860

Credit card and other loans.............................        2,792                 0                0           2,792
                                                             --------          --------         --------        --------

         Total..........................................     $163,441          $236,817         $150,716        $550,974
                                                             ========          ========         ========        ========

         The following table presents the maturity distribution as of December 31, 2002 for loans with predetermined fixed interest rates and floating interest rates by various maturity periods:

                                                                                                   Due
                                                              Due in 1       Due after 1 to       After
                                                            Year or Less       5 years           5 years         Total
                                                            ------------       -------           -------         -----
Interest Category                                                        (Dollars in thousands)

Predetermined rate                                             $ 65,872       $137,792           $82,185        $285,849

Variable rate                                                   127,413        105,598            32,114         265,125
                                                                -------        -------            ------         -------

         Total....................................             $193,285       $243,390          $114,299        $550,974
                                                               ========       ========          ========        ========

     Asset Quality

     At December 31, 2002, $1.5 million of loans were accounted for on a non-accrual basis as compared to $1.1 million at December 31, 2001. Included in the non-accrual loans as of December 31, 2002 were $151,000 of SBA guaranteed loans compared to $681,000 at December 31, 2001. The SBA loans consist of the remaining balance of liquidated loans pending payment of the SBA guarantee. At December 31, 2002 and December 31, 2001, no loans past due 90 days or more were still accruing interest. No SBA loans were past due 90 days at December 31, 2002 or December 31, 2001. At December 31, 2002, loans totaling $3.1 million were considered troubled debt restructurings, compared to $1.1 million at December 31, 2001. See "Non-performing Assets" below.

     First National Bank of Tampa started its SBA lending program in August 1994. Under this program, the Company originates commercial and commercial real estate loans to borrowers that qualify for various SBA guaranteed loan products. The guaranteed portion of such loans generally ranges from 75% to 85% of the principal balance, the majority of which the Company sells in the secondary market. The majority of the Company's SBA loans provide a servicing fee of 1.00% of the outstanding principal balance. Certain SBA loans provide servicing fees of up to 2.32% of the outstanding principal balance. The Company records the premium received upon the sale of the guaranteed portion of SBA loans as gain on sale of loans. The Company does not defer a portion of the gain on sale of such loans as a yield adjustment on the portion retained, nor does it record a retained interest, as such amounts are not considered significant. The principal balance of internally originated SBA loans in the Company's loan portfolio at

December 31, 2002 totaled $1.8 million, including the SBA guaranteed portion of $1.4 million, compared to an outstanding balance of $2.9 million at December 31, 2001, including the SBA guaranteed portion of $2.2 million. At December 31, 2002, the principal balance of the guaranteed portion of SBA loans cumulatively sold in the secondary market since the commencement of the SBA program totaled $4.0 million.


     The Company generally repurchases the SBA guaranteed portion of loans in default to fulfill the requirements of the SBA guarantee or in certain cases, when it is determined to be in the Company's best interest, to facilitate the liquidation of the loans. The guaranteed portion of the SBA loans are repurchased at the current principal balance plus accrued interest through the date of repurchase. Upon liquidation, in most cases, the Company is entitled to recover up to 120 days of accrued interest from the SBA on the guaranteed portion of the loan paid. In certain cases, the Company has the option of charging-off the non-SBA guaranteed portion of the loan retained by the Company and requesting payment of the SBA guaranteed portion. In such cases, the Company will have determined that insufficient collateral exists, or the cost of liquidating the business exceeds the anticipated proceeds to the Company. In all liquidations, the Company seeks the advice of the SBA and submits a liquidation plan for approval prior to the commencement of liquidation proceedings. The payment of any guarantee by the SBA is dependent upon the Company following the prescribed SBA procedures and maintaining complete documentation on the loan and any liquidation services. The Company did not repurchase any guaranteed portion of SBA loans during 2002 and 2001.


     The Company substantially reduced SBA lending operations in 1998 due to the cost of maintaining this specialized lending practice and due to recent charge-offs in the unguaranteed portion of the SBA loans that were retained by the Bank.

     As of December 31, 2002, there were no loans other than those disclosed above that were classified for regulatory purposes as doubtful or substandard which (i) represented or resulted from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represented material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans other than those disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms.

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


     An analysis of the Company's loss experience is furnished in the following table for the periods indicated, as well as a detail of the allowance for loan losses:

                                                                                      Years Ended December 31,
                                                           -----------------------------------------------------------------------
                                                             2002             2001           2000           1999             1998
                                                          (Dollars In Thousands)

Balance at beginning of period                             $ 4,692         $ 3,511         $ 1,858         $ 1,073         $   481
Charge-offs:
Commercial real estate                                           0            (400)             (4)              0             (39)
Commercial                                                    (435)           (362)           (388)           (819)            (16)
Residential mortgage                                             0               0               0              (5)              0
Consumer                                                       (51)            (66)              0             (19)              0
Credit cards and other                                           0               0              (9)            (14)            (10)
                                                           -----------------------------------------------------------------------
     Total charge-offs:                                       (486)           (828)           (401)           (857)            (65)
                                                           -----------------------------------------------------------------------

Recoveries:
Commercial real estate                                          11              12              18              15              28
Commercial                                                      20             105              74              14               0
Residential mortgage                                             0               0              50               2               0
Consumer                                                         0               3               0               0               0
Credit cards and other                                           0               0               0               1               0
                                                           -----------------------------------------------------------------------
     Total recoveries:                                          31             120             142              32              28
                                                                --             ---             ---              --              --

Net charge-offs                                               (455)           (708)           (259)           (825)            (37)
Provision for loan losses                                    3,026           1,889           1,912           1,610             629
                                                           -----------------------------------------------------------------------
Balance at end of period                                   $ 7,263         $ 4,692         $ 3,511         $ 1,858         $ 1,073
                                                           =======================================================================

Net charge-offs as a percentage
   of average loans held for investment                       0.09%           0.21%           0.12%           0.80%           0.09%

Allowance for loan losses as a
  percentage of total loans held
  for investment                                              1.32%           1.17%           1.23%           1.18%           1.60%



     Net charge-offs were $455,000, or 0.09% of average loans held for investment outstanding in 2002 as compared to net charge-offs of $708,000 or ..21% of average loans held for investment outstanding in 2001. The allowance for loan losses increased 54.8% to $7.3 million or 1.32% of loans held for investment outstanding at December 31, 2002 from $4.7 million or 1.17% of loans held for investment outstanding at December 31, 2002. The allowance for loan losses as a multiple of net loans charged-off was 15.96x for the year ended December 31, 2002 as compared to 6.62x for the year ended December 31, 2001. The increase in the provision from 2001 to 2002 was generally due to increases in the amount of loans held for investment outstanding, together with the mix and performance of those loans, and a specific increase in the provision for loan losses of $450,000 related to an overdraft incurred by one of the Company's Automated Clearing House processors, as further discussed below.

     Net charge-offs were $708,000 or .21% of average loans held for investment outstanding in 2001 as compared to net charge-offs of $259,000 or .12% of average loans held for investment outstanding in 2000. The allowance for loan losses increased 33.7% to $4.6 million or 1.17% of loans held for investment outstanding at December 31, 2001 from $3.5 million or 1.23%of loans held for investment outstanding at December 31, 2000. The allowance for loan losses as a multiple of net loans charged-off was 6.62x for the year ended December 31, 2001 as compared to 13.6x for the year ended December 31, 2000. The increase in the provision from 2000 to 2001 was generally due to the mix and performance of loans outstanding. Also, the balance of the allowance for loan losses at December 31, 2000 contained a provision for certain loans charged off in 2001.

     In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken to ascertain whether there are probable losses that must be charged off and to assess the risk characteristics of the portfolio in the aggregate. This review encompasses the judgment of management, utilizing internal loan rating standards, guidelines provided by the banking regulatory authorities governing the Company, and their loan portfolio reviews as part of the company examination process.

     Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. The Company adopted SFAS 114 on January 1, 1995. At December 31, 2002, the Company held impaired loans as defined by SFAS 114 of $1.4 million (none of such balance is guaranteed by the SBA) for which specific allocations of $690,000 have been established within the allowance for loan losses which have been measured based upon the fair value of the collateral. Such reserve is allocated between commercial and commercial real estate. A portion of these impaired loans have also been classified by the Company as loans past due over 90 days ($535,000) and $518,000 have been classified as troubled debt restructurings. At December 31, 2001, the Company held impaired loans as defined by SFAS 114 of $1.2 million (none of such balance is guaranteed by the SBA) for which specific allocations of $295,000 have been established within the allowance for loan losses which have been measured based upon the fair value of the collateral. Such reserve is allocated between commercial and commercial real estate. A portion of these impaired loans have also been classified by the Company as loans past due over 90 days ($65,000) and $1.1 million have been classified as troubled debt restructurings. Interest income on such impaired loans during 2002 and 2001 was not significant.

     As shown in the table below, management determined that as of December 31, 2002, 56.0% of the allowance for loan losses was related to commercial real estate loans, 31.0% was related to commercial loans, 4.2% was related to residential mortgage loans, 8.3% was related to consumer loans, 0.5% to credit card and other loans and 0.0% was unallocated. As shown in the table below, management determined that as of December 31, 2001, 52.4% of the allowance for loan losses was related to commercial real estate loans, 35.6% was related to commercial loans, 5.6% was related to residential mortgage loans, 5.7% was related to consumer loans, 0.7% to credit card and other loans and 0.0% was unallocated. The fluctuations in the allocation of the allowance for loan losses between 2002 and 2001 is attributed to the establishment of specific allowances totaling $2.2 million at December 31, 2002, and the changing mix of the loan portfolio as previously discussed.

     For the periods indicated, the allowance was allocated as follows:

                                                            As of December 31,
                         -------------------------------------------------------------------------------------------
                              2002              2001              2000              1999              1998
                                       % of            % of              % of               % of              % of
                                      Total            Total              Total             Total             Total
                                      -----            -----              -----             -----             -----
                            Balance   loans   Balance  loans    Balance   loans   Balance   Loans    Balance  loans
                            -------   -----   -------  -----    -------   -----   -------   -----    -------  -----
Commercial real estate      $4,067    56.0%   $2,348   52.4%    $1,300    55.6%     $636    43.9%     $229    37.6%
Commercial                   2,252    31.0%    1,814   35.6%     1,775    35.8%    1,027    43.8%      687    49.2%
Residential mortgage           305     4.2%      240    5.6%       317     3.4%       89     6.9%       91     9.0%
Consumer                       603     8.3%      261    5.7%        69     4.6%       77     4.6%       16     3.0%

Credit cards and other          36      .5%       29     .7%        50      .6%       29      .8%       47     1.2%
Unallocated                      0    0.0%         0    0.0%         0     0.0%        0     0.0%        3     0.0%
                         -------------------------------------------------------------------------------------------
     Total loans            $7,263            $4,692            $3,511            $1,858            $1,073
                         ===========================================================================================


     In considering the adequacy of the Company's allowance for loan losses, management has focused on the fact that as of December 31, 2002, 56.0% of outstanding loans held for investment are in the category of commercial real estate and 31.0% are in commercial loans. Commercial loans are generally considered by management to have greater risk than other categories of loans in the Company's loan portfolio. Generally, such loans are secured by accounts receivable, marketable securities, deposit accounts, equipment and other fixed assets which reduces the risk of loss present in commercial loans. Commercial real estate loans inherently have a higher risk due to depreciation of the facilities, limited purposes of the facilities and the effect of general economic conditions. The Company attempts to limit this risk by generally lending no more than 75% of the appraised value of the property held as collateral.

     Residential mortgage loans constituted 4.2% of outstanding loans held for investment at December 31, 2002. The majority of the loans in this category represent residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

     At December 31, 2002, the majority of the Company's consumer loans were secured by collateral, primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans, due to the marketability and nature of the underlying collateral.

     At December 31, 2002, the allowance for loan losses contained an additional provision of $450,000 for an overdraft related to one of the Company's Automated Clearing House (ACH) processors. The Company facilitates ACH transactions for a variety of processors in its normal course of business. These transactions involve preauthorized transfers of funds from a purchaser's bank account to a seller's bank account. In November and December of 2002, one of the company's processors experienced an extreme number of returns, or refused transactions, and failed to cover the overdraft these returns caused. This overdraft was charged off in the first quarter of 2003.

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

     Non-performing Assets

     At December 31, 2002, $1.5 million of loans were accounted for on a nonaccrual basis as compared to $1.1 million at December 31, 2001. The remaining balance of non-accrual loans guaranteed by the SBA was $151,000 at December 31, 2002 compared to $681,000 at December 31, 2001. At December 31, 2002, nine loans, with unpaid balances totaling $42,000, were accruing interest and were contractually past due 90 days or more as to principal and interest payments, compared to no loans accruing interest and contractually past due 90 days or more at December 31, 2001. No loans past due 90 days at December 31, 2002 or December 31, 2001 were guaranteed by the SBA.

     At December 31, 2002, loans totaling $3.1 million were considered troubled debt restructurings. At December 31, 2001, loans totaling $1.1 million were considered troubled debt restructurings.

     At December 31, 2002, the Company held one item categorized as Other Real Estate Owned, with a carrying value of $653,000, compared to one item of Other Real Estate Owned at December 31, 2001, with a carrying value of $2.8 million.

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

     The following table presents components of non-performing assets:


                                                  As of December 31,
                              --------------------------------------------------
                                2002       2001       2000         1999    1998
                                             (Dollars In Thousands)
                                             ----------------------

Non-accrual loans             $1,535     $1,090     $1,547       $1,100    $725
Accruing loans past due 90
     days or more                  0          0      2,555          293     315
Troubled debt restructurings   3,124      1,095          0            0      35
Other real estate owned          653      2,778          0            0       0


     Investment Portfolio


     Total investment securities increased $14.8 million, or 38.0% to $53.7 million in 2002 from $38.9 million in 2001. At December 31, 2002, investment securities available for sale totaled $50.9 million compared to $34.0 million at December 31, 2001. At December 31, 2002, investment securities available for sale had net unrealized gains of $775,000, comprised of gross unrealized losses of $11,000 and gross unrealized gains of $786,000. At December 31, 2001, investment securities available for sale had net unrealized gains of $392,000, comprised of gross unrealized losses of $135,000 and gross unrealized gains of $526,000. Investment securities held to maturity at December 31, 2002 were $228,000, compared to $2.9 million at December 31, 2001. The carrying value of held to maturity securities represents cost. Average investment securities as a percentage of average earning assets decreased to 7.4% in 2002 from 9.6% in 2001.

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

     Proceeds from sales, paydowns and maturities of available for sale and held to maturity investment securities increased 49.0% to $29.8 million in 2002 from $20.0 million in 2001, with a resulting net loss on sales of ($4,000) in 2002 and a gain of $74,000 in 2001. Such proceeds are generally used to reinvest in additional investment securities.

     Other investments include Independent Bankers Bank stock, Federal Reserve Bank stock and Federal Home Loan Bank stock that are required for the Company to be a member of and to conduct business with such institutions. Dividends on such investments are determined by the institutions and is payable semi-annually or quarterly. Other investments increased 20.8% to $2.5 million at December 31, 2002 from $2.1 million at December 31, 2001. Other investments are carried at cost; as such investments do not have readily determinable fair values.

     At December 31, 2002, the investment portfolio included $29.1 million in CMOs compared to $18.7 million at December 31, 2001. At December 31, 2002, the investment portfolio included $6.8 million in other mortgage-backed securities compared to $10.0 million at December 31, 2001.

     The  following  table  presents,  for the periods  indicated,  the carrying
amount  of  the  Company's  investment  securities,   including  mortgage-backed
securities:

                                                              As of December 31,
                                      ------------------------------------------------------------------------
                                             2002                   2001                 2000
                                                         % of                   % of                   % of
                                          Balance       total      Balance      total    Balance       total
                                          -------       -----      -------      -----    -------       -----
Investment Category
Available for sale:
  U. S. Treasury and other U.S.
     agency obligations                    $6,775       12.6%           $858      2.2%      $1,746      4.8%
  State & Municipal securities              1,051        2.0           1,348      3.5        1,458      4.0
  Mortgage-backed securities               37,913       70.7          28,720     73.8       28,858     78.5
  Marketable equity securities              5,192        9.7           3,028      7.8            0      0.0
                                     ------------               ------------            ----------
                                           50,931                     33,954                32,062
Other investments                           2,493        4.6           2,065      5.3        1,266      3.4
Held to maturity:
  U. S. Treasury and other U.S.
     agency obligations                         0          0           1,862      4.8        3,429      9.3
  Mortgage-backed securities                  228        0.4           1,005      2.6            0      0.0
                                     ------------               ------------            ----------
                                              228                      2,867                 3,429
                                     ------------               ------------            ----------
             Total                        $53,652      100.0%        $38,886    100.0%    $36,757     100.0%
                                     =========================================================================


     The Company utilizes its available for sale investment securities, along with cash and Federal funds sold, to meet its liquidity needs. As of December 31, 2002, $37.9 million, or 70.7%, of the investment securities portfolio consisted of mortgage-backed securities compared to $28.7 million, or 73.8%, of the investment securities portfolio as of December 31, 2001. During 2003, projected principal repayments of mortgage-backed securities total approximately $20.1 million.

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company has segregated its investment securities portfolio into securities held to maturity and those available for sale. Investments held to maturity are those for which management has both the ability and intent to hold to maturity and are carried at amortized cost. At December 31, 2002, investments classified as held to maturity totaled $228,000 at amortized cost and $229,000 at fair value. At December 31, 2001, investments classified as held to maturity totaled $2.9 million at amortized cost and $2.9 million at fair value. Investments available for sale are securities identified by management as securities which may be sold prior to maturity in response to various factors including liquidity needs, capital compliance, changes in interest rates or portfolio risk management. The available for sale investment securities provide interest income and serve as a source of liquidity for the Company. These securities are carried at fair market value, with unrealized gains and losses, net of taxes, reported as other comprehensive income, a separate component of shareholders' equity.

     Investment securities with a carrying value of approximately $41.3 million and $27.3 million at December 31, 2002 and 2001, respectively, were pledged to secure deposits of public funds, repurchase agreements and certain other deposits as provided by law. The maturities and weighted average yields of debt securities at December 31, 2002 are presented in the following table using primarily the stated maturities, excluding the effects of prepayments:

                                                                                                            Weighted
                                                                                             Amount          Average
                                                                                                            Yield (1)
Available for Sale:                                                                     (Dollars in thousands)

U.S. Treasury and other U.S. agency obligations:

0 - 1 year......................................................................               $502           5.63%
Over 1 through 5 years..........................................................              3,108           4.58%
Over 5 years ...................................................................              3,165           5.25%
                                                                                             ------
Total...........................................................................              6,775
                                                                                             ------


State and municipal:
0-1 year........................................................................                ---            N/A
Over 1 through 5 years..........................................................                304           6.95%
Over 5 years....................................................................                746           7.32%
                                                                                             ------
Total...........................................................................              1,050
                                                                                             ------

Mortgage-backed securities:

0-1 year........................................................................             20,015           3.00%
Over 1 through 5 years..........................................................             12,680           4.39%
Over 5 years....................................................................              4,739           5.66%
Over 10 years...................................................................                479           9.18%
                                                                                             ------


Total...........................................................................             37,913
                                                                                             ------

          Total available for sale debt securities..............................            $45,738
                                                                                            =======

Held to maturity:

U.S. Treasury and other U.S. agency obligations:

0 - 1 year......................................................................              $ ---            N/A
Over 1 through 5 years..........................................................                ---            N/A
Over 5 years ...................................................................                ---            N/A
                                                                                             ------

Total...........................................................................                ---


State and municipal:
0-1 year........................................................................                ---            N/A
Over 1 through 5 years..........................................................                ---            N/A
Over 5 years....................................................................                ---            N/A
Total...........................................................................                ---


Mortgage-backed securities:

0-1 year........................................................................                ---            N/A
Over 1 through 5 years..........................................................                228           4.74%
Over 5 years....................................................................                ---            N/A

Over 10 years...................................................................                ---            N/A

Total...........................................................................                228
                                                                                                ---
          Total held to maturity debt securities................................               $228
                                                                                               ====


     (1) The Company has not invested in any tax-exempt obligations.

     As of December 31, 2002, except for the U.S. Government and its agencies, there was not any issuer within the investment portfolio who represented 10% or more of the shareholders' equity.


     Deposits and Short-Term Borrowings

     The Company's average deposits increased 45.6%, or $156.0 million, to $498.0 million during 2002 from $342.0 million during 2001. This growth is attributed to a 51.6% increase in average noninterest-bearing demand deposits, a 115.1% increase in average interest-bearing transaction account deposits, a 32.1% increase in average savings deposits, a 74.6% increase in average certificates of deposits of $100,000 or more and a 7.8% decrease in other time deposits.

     Average noninterest-bearing demand deposits increased 51.6% to $66.8 million in 2002 from $44.0 million in 2001. As a percentage of average total deposits, these deposits increased to 13.4% in 2002 from 12.9% in 2001. This increase is primarily attributable to large business deposits retained by the Company. The year-end balance of noninterest-bearing demand deposits increased 41.5% to $141.3 million at December 31, 2002 from $99.9 million at December 31, 2001. This increase is primarily due to increases in commercial account balances.

     Average interest-bearing transaction accounts increased 115.1% to $41.8 million in 2002 from $19.4 million in 2001. Average savings deposits increased 32.1% to $72.1 million in 2002, from $54.6 million in 2001. The increase in average savings deposits is primarily attributable to increased promotion of the Company's interest-bearing transaction accounts during 2002. The year-end balance of interest-bearing transaction accounts increased 182.3% to $72.0 million at December 31, 2002 from $25.5 million at December 31, 2001. This increase is attributable primarily to increases in commercial deposit balances. Average balances of certificates of deposit of $100,000 or more increased 74.6% to $235.0 million for 2002 from $134.6 million in 2001. The year-end balance of certificates of deposit of $100,000 or more increased 62.3% to $314.9 million at December 31, 2002 from $194.0 million at December 31, 2001. The average balance for other time deposits decreased 7.8% to $82.3 million for 2002 from $89.3 million in 2001. The year-end balance of other time deposits increased 3.3% to $69.7 million at December 31, 2002 compared to $67.5 million at December 31, 2001. The increases in overall deposit balances results primarily from new deposits obtained as a result of growth in existing markets.

     The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                                                                 Years Ending December 31,
                                                        ----------------------------------------------------------------------------
                                                                2002                       2001                    2000
                                                             Average     Average        Average     Average     Average     Average
                                                             Balance        Rate        Balance        Rate     Balance        Rate
                                                             -------        ----        -------        ----     -------        ----
                                                                                    (Dollars in Thousands)
Deposit Category
Noninterest-bearing demand                                   $66,769          0%        $44,038          0%     $27,677          0%
Interest-bearing demand                                       28,874       1.56%         14,897       1.50%       9,879       1.58%
Money market                                                  12,943       2.00%          4,542       3.12%       1,762       3.58%
Savings                                                       72,145       2.05%         54,602       3.72%      38,101       5.49%
Certificates of deposit of
  $100,000 or more                                           234,983       3.96%        134,576       5.46%      94,035       6.53%
Other time                                                    82,322       3.84%         89,329       5.82%      62,112       6.03%
                                                        -------------           ----------------           -------------
             Total                                          $498,036       2.94%       $341,984       4.37%    $233,566       5.30%
                                                        =============           ================           =============


     Interest-bearing deposits, including certificates of deposit, will continue to be a major source of funding for the Company. During 2002, aggregate average balances of time deposits of $100,000 and over comprised 47.2% of total deposits compared to 39.4% for the prior year. The average rate on certificates of deposit of $100,000 or more decreased to 3.96% in 2002, compared to 5.46% in 2001.


     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and their respective contractual maturities:

                                                                                          December 31,
                                                          --------------------------------------------------------------------------
                                                                    2002                      2001                   2000
                                                               Amount     Average      Amount       Average     Amount     Average
                                                               ------                  ------                              -------
                                                                           Rate                      Rate                    Rate
                                                                           ----                      ----                    ----
                                                                                   (Dollars in Thousands)

3 months or less                                                 $37,465      2.93%        $63.356      4.29%     $32,205      6.53%
3 - 6 months                                                      83,569      2.00          49,330      4.57       28,231      6.96
6 - 12 months                                                     47,795      3.10          25,649      4.53       27,585      6.80
Over 12 months                                                   146,024      3.86          55,681      4.78       28,803      7.11
                                                            -------------          ----------------          -------------
             Total                                              $314,853      3.26        $194,016      4.37     $116,824      6.84
                                                            =============          ================          =============

     Average short-term borrowings increased 16.3% to $47.9 million in 2002 from $41.2 million in 2001. Short-term borrowings consist of treasury tax and loan deposits, Federal Home Loan Bank borrowings, and repurchase agreements with certain customers. In addition, the Company has securities sold under agreements to repurchase, which are classified as secured borrowings. Average treasury tax and loan deposits increased 3.3% to $1.8 million in 2002 from $1.7 million in 2001. Average Federal Home Loan Bank borrowings increased 38.3% to $8.0 million in 2002 compared with $5.9 million during 2001. Average repurchase agreements with customers increased 13.1% to $38.0 million in 2002 from $33.6 million in 2001. The treasury tax and loan deposits provide an additional liquidity resource to the Company as such funds are invested in Federal funds sold. The repurchase agreements represent an accommodation to certain customers that seek to maximize their return on liquid assets. The Company invests these funds primarily in securities purchased under agreements to resell at the nationally quoted rate for such investments. The year-end balance of repurchase agreements increased 3.5% to $4.7 million at December 31, 2002 from $4.5 million at December 31, 2001.

     The following table presents the components of short-term borrowings and average rates for such borrowing for the years ended December 31, 2002, 2001 and 2000:

                                                               Maximum
                                                               Amount
                                                             Outstanding                                              Average
                                                               at Any         Average      Average    Ending          Rate at
Year Ended     December       31,                             Month End       Balance        Rate     Balance        Year End
----------     --------      ----                             ---------       -------        ----     -------        --------
                                                                        (Dollars in   Thousands)
2002
----
Treasury Tax and Loan Deposits                                 $ 2,808        $ 2,008        1.27%     $ 2,422         0.96%
Repurchase Agreements                                           49,542         37,726        1.33%       4,654         0.93%
Federal Home Loan Bank Borrowings                                7,500          8,135        5.33%       7,500         5.53%
                                                                              -------                  -------
               Total                                                          $47,869                  $14,576
                                                                              =======                  =======
2001
----
Treasury Tax and Loan Deposits                                 $ 2,285        $ 1,704        3.61%     $ 2,215         2.10%
Repurchase Agreements                                           44,577         33,568        3.59%       4,496         1.65%
Federal Home Loan Bank Borrowings                                7,500          5,881        5.67%       7,500         5.53%
                                                                              -------                  -------
               Total                                                          $41,153                  $14,211
                                                                              =======                  =======
2000
----
Treasury Tax and Loan Deposits                                 $ 2,299        $ 1,824        6.32%     $ 2,223         6.36%
Repurchase Agreements                                           21,240         14,956        6.04%      18,812         6.47%
Federal Home Loan Bank Borrowings                                5,000          5,000        5.97%       5,000         5.90%
                                                                              -------                  -------
               Total                                                          $21,780                  $26,035
                                                                              =======                  =======

         Capital Resources

         Shareholders' Equity

     Shareholders' equity increased 14.8% to $53.0 million in 2002 from $46.1 million in 2001. This increase results primarily from proceeds of $5.0 million from issuance of Series C Preferred Stock, net income for the year of $1.5 million, and an increase in accumulated other comprehensive income to $483,000 at December 31, 2001 from $244,000 at December 31, 2001, representing a change in the unrealized gain/loss (after tax effect) on available for sale securities. These increases are partially offset by preferred stock dividends declared in the amount of $263,000.

     Average shareholders' equity as a percentage of total average assets is one measure used to determine capital strength. The ratio of average shareholders' equity to average assets decreased to 7.79% in 2002 from 9.96% in 2001.

     Preferred Stock

     In 2001, the Company issued 102,283 shares of Series B Preferred stock for $68.00 per share through a private placement. Each share of preferred stock is convertible into ten shares of the Company's common stock at a price of $6.80 per share (subject to adjustment for stock splits, stock dividends, etc.). The preferred stock will be automatically converted to common stock upon the following events: 1) change in control; 2) if the average closing price of the Company's common stock for any 30 consecutive trading day period is at or above $8.00 per share; or 3) the consummation of an underwritten public offering at a price of $8.00 per share or greater of the Company's common stock. Cumulative cash dividends accrue at seven percent annually and are payable quarterly in arrears. On April 26, 2002, all 102,383 shares of Series B Preferred Stock automatically converted into 1,022,830 shares of common stock as a result of the average closing price of the Company's common stock closing above $8.00 for the period from March 4, 2002 through April 15, 2003.

     On December 31, 2002, the Company issued 50,000 shares of Series C Preferred Stock for $100.00 per share to a single shareholder through a private placement. Series C shares are non-convertible. Non-cumulative cash dividends accrue at five percent annually and are payable quarterly in arrears. The shareholder and the Company intend to consider an exchange of Series C Preferred shares for shares of a new series of preferred stock, which would be substantially similar to the Series C shares, except the new shares would be convertible into 500,000 shares of the Company's common stock at $10.00 per share. Any such change would be subject to necessary regulatory approvals.

     Trust Preferred Securities

     By issuing trust preferred securities, the Company is able to increase its Tier 1 capital for regulatory purposes without diluting the ownership interests of its common stockholders. Also, dividends paid on trust preferred securities are deductible as interest expense for income tax purposes. The following paragraphs summarize the Company's trust preferred securities transactions through December 31, 2002:

     On December 18, 2001, the Company participated in pooled trust preferred offering. In connection with this transaction, the Company, through its wholly-owned subsidiary trust, Florida Banks Statutory Trust I ("Statutory Trust I"), issued $6,000,000 in trust preferred securities. Statutory Trust I also issued $186,000 of common securities to the Company and used the total proceeds to purchase $6,186,000 in 30-year subordinated debentures of the Company. The preferred securities pay dividends at an initial rate of 5.60% through March 17, 2002. The rate then becomes a floating rate based on 3-month LIBOR plus 3.60%, adjusted quarterly after each dividend payment date. Dividend payment dates are March 18, June 18, September 18 and December 18 of each year. These preferred securities include a par call option beginning December 18, 2006. The subordinated debentures are the sole asset of Statutory Trust I and are eliminated, along with the related income statement effects, in the Company's consolidated financial statements. The net proceeds from this pooled trust preferred offering included in the calculation of Tier 1 capital for regulatory purposes are approximately $5,819,000 at December 31, 2001 and $5,824,000 at December 31, 2002.

     On April 10,  2002,  the Company  participated  in pooled  trust  preferred offering. In connection with this transaction, the Company, through its wholly-owned subsidiary trust, Florida Banks Capital Trust II ("Capital Trust II "), issued $4,000,000 in trust preferred securities. Capital Trust II also issued $124,000 of common securities to the Company and used the total proceeds to purchase $4,124,000 in 30-year subordinated debentures of the Company. The preferred securities pay dividends based on 6-month LIBOR plus 3.70%, adjusted semi-annually after each dividend payment date. Dividend payment dates are April 22 and October 22 of each year. These subordinated debentures are the sole asset of Capital Trust II and are eliminated, along with the related income statement effects, in the Company's consolidated financial statements. The net proceeds from this pooled trust preferred offering included in the calculation of Tier 1 capital for regulatory purposes at December 31, 2002 are approximately $3,869,000.

     On June 28, 2002, the Company participated in pooled trust preferred offering. In connection with this transaction, the Company, through its wholly-owned subsidiary trust, Florida Banks Capital Trust I ("Capital Trust
I"), issued $4,000,000 in trust preferred securities. Capital Trust I also issued $124,000 of common securities to the Company and used the total proceeds to purchase $4,124,000 in 30-year subordinated debentures of the Company. The preferred securities pay dividends based on 3-month LIBOR plus 3.65%, adjusted quarterly after each dividend payment date. Dividend payment dates are March 30, June 30, September 30 and December 30 of each year. These preferred securities include a par call option beginning June 30, 2007. These subordinated debentures are the sole asset of Capital Trust I and are eliminated, along with the related income statement effects, in the Company's consolidated financial statements. The net proceeds from this pooled trust preferred offering included in the calculation of Tier 1 capital for regulatory purposes at December 31, 2002 are approximately $3,869,000.

     On December 18, 2002, the Company participated in pooled trust preferred offering. In connection with this transaction, the Company, through its wholly-owned subsidiary trust, Florida Banks Statutory Trust II ("Statutory Trust II"), issued $3,000,000 in trust preferred securities. Statutory Trust II also issued $93,000 of common securities to the Company and used the total proceeds to purchase $3,093,000 in 30-year subordinated debentures of the Company. The preferred securities pay dividends at an initial rate of 4.66% through March 26, 2003. Thereafter, the rate becomes a floating rate based on 3-month LIBOR plus 3.25%, adjusted quarterly after each dividend payment date. Dividend payment dates are March 26, June 26, September 26 and December 26 of each year. These subordinated debentures are the sole asset of Statutory Trust II and are eliminated, along with the related income statement effects, in the Company's consolidated financial statements. The net proceeds from this pooled trust preferred offering included in the calculation of Tier 1 capital for regulatory purposes at December 31, 2002 are approximately $2,910,000.

                                                                          Regulatory Capital Calculation
                                      --------------------------------------------------------------------------------------------
                                                   200                               2001                           2000
                                              Amount    Percent               Amount      Percent            Amount      Percent
                                              ------    -------               ------      -------            ------      -------

                                                                            (Dollars in Thousands)
Tier 1 Risk Based:
  Actual                                     $68,953     10.78%                $51,108     11.63%             $35,529     11.58%
  Minimum required                            25,580      4.00%                 17,576      4.00%              12,271      4.00%
                                      ---------------                   ---------------                 --------------
  Excess above minimum                       $43,373      6.78%                $33,532      7.63%             $23,258      7.58%
                                      ===============                   ===============                 ==============

Total Risk Based:
  Actual                                     $76,216     11.92%                $55,800     12.70%             $39,050     12.73%
  Minimum required                            51,160      8.00%                 35,152      8.00%              24,542      8.00%
                                      ---------------                   ---------------                 --------------
  Excess above minimum                       $25,056      3.92%                $20,648      4.70%             $14,508      4.73%
                                      ===============                   ===============                 ==============

Leverage:
  Actual                                     $68,953      9.97%                $51,108     10.64%             $35,529     10.28%
  Minimum required                            27,655      4.00%                 19,216      4.00%              13,828      4.00%
                                      ---------------                   ---------------                 --------------
  Excess above minimum                       $41,298      5.97%                $31,892      6.64%             $21,701      6.28%
                                      ===============                   ===============                 ==============

Total Risk Based Assets:                    $639,498                          $439,405                       $306,771
Total Average Assets                        $609,573                          $480,403                       $345,707


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

     The Company's Tier 1 (to risk-weighted assets) capital ratio decreased to 10.78% in 2002 from 11.63% in 2001. The Company's total risk based capital ratio decreased to 11.92% in 2002 from 12.70% in 2001. These ratios exceed the minimum capital adequacy guidelines imposed by regulatory authorities on banks and bank holding companies, which are 4.00% for Tier 1 capital and 8.00% for total risk based capital. The ratios also exceed the minimum guidelines imposed by the same regulatory authorities to be considered "well-capitalized," which are 6.00% of Tier 1 capital and 10.00% for total risk based capital.

     The Company does not have any commitments that it believes would reduce its capital to levels inconsistent with the regulatory definition of a "well capitalized" financial institution. See "Business--Supervision and Regulation."

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

     Contractual Obligations and Commercial Commitments

     The following table presents, as of December 31, 2002, a summary of the Company's future contractual obligations. Each of these categories is further described in the Company's consolidated financial statements, which are incorporated herein by reference:

                                                                                         Payments Due By Period
                                                                   ----------------------------------------------------------------
                                                                                       Less          One to      Four       After
                                                                                       Than          Three     to Five      Five
Contractual obligations                                                Total         One Year        Years      Years       Years
-----------------------                                                -----         --------        -----      -----       -----
                                                                                             (Dollars in   Thousands)
Time deposits                                                           $384,560     $201,994      $102,341    $70,345      $9,880
Federal Home Loan Bank advances                                            7,500            0             0      7,500           0
Trust Preferred Securities                                                16,473            0             0          0      16,473
Operating leases                                                           3,852          863         1,071        738       1,180
Treasury tax and loan deposits                                             2,422        2,422             0          0           0
                                                                   ----------------------------------------------------------------
Total contractual obligations                                           $414,807     $205,279      $103,412    $78,583     $27,533
                                                                   ================================================================

     The following table presents, as of December 31, 2002, a summary of the Company's commercial commitments. These categories are further described in the Company's consolidated financial statements, which are incorporated herein by reference:


                                                                                  Commitment Expirations By Period
                                                                      -------------------------------------------------------------
                                                                                            Less        One to       Four      After
                                                                                            Than        Three       to Five    Five
Other commitments                                                            Total        One Year      Years        Years     Years
-----------------                                                            -----        --------      -----        -----     -----
                                                                                          (Dollars In Thousands)
Commitments to fund loans                                                   $22,928        $22,928           $0        $0       $0
Lines of credit                                                             207,750         63,074      144,676         0        0
Standby letters of credit                                                     8,793          8,793            0         0        0
                                                                      -------------------------------------------------------------
Total other commitments                                                    $239,471        $94,795     $144,676        $0       $0
                                                                      =============================================================

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

     The following table shows interest sensitivity gaps for these different intervals as of December 31, 2002. The effects of derivative instruments (foreign currency swap and interest rate swaps) have been incorporated into this table by revising the repricing intervals of the underlying assets and liabilities so they are shown repricing at the next strike date, where that differed from their contractual repricing interval.

                                              One          One         Four to        One        Over        Non -
                                             Month       to Three      Twelve       to Five      Five       Interest
December 31, 2002                           or Less       Months       Months        Years       Years      Sensitive       Total
-----------------                           -------       ------       ------        -----       -----      ---------       -----

ASSETS                                                            (Dollars in  Thousands)
Interest Sensitive Assets:

Availble for sale investment
 Securities                                $   5,268    $   3,954    $  16,475     $  16,445    $   8,789            $    $  50,931
 Loans held for sale                          53,801            0            0             0            0            0       53,801
Held to maturity investment
 securities and other investments                  0            0            0           228        2,493            0        2,721
Federal funds sold and
 repurchase agreements                        62,515            0            0             0            0            0       62,515
Loans held for investment
  net of deferred fees                       224,245       64,625       40,536       137,752       83,297            0      550,455
                                           ----------------------------------------------------------------------------------------
     Total earning assets                  $ 345,829    $  68,579    $  57,011     $ 154,425    $  94,579    $       0    $ 720,423
                                           ----------------------------------------------------------------------------------------

LIABILITIES
Interest Sensitive Liabilities:
Interest-bearing demand deposits              52,803            0            0             0            0            0       52,803
Savings deposits                              64,927            0            0             0            0        2,014       66,941
Money market deposits                              0            0            0             0            0       19,211       19,211
Certificates of deposit of
 $100,000 or more                              8,725       36,332      158,809        92,742        4,872            0      301,480
Other time deposits                            3,467        7,518       24,560        43,538        4,046            0       83,129
Repurchase agreements                              0            0            0             0            0        4,654        4,654
Other borrowed funds                           9,922            0            0             0            0            0        9,922
                                           ----------------------------------------------------------------------------------------
     Total interest-bearing liabilities    $ 139,844    $  43,850    $ 183,369     $ 136,280    $   8,918    $  25,879    $ 538,140
                                           ----------------------------------------------------------------------------------------

Interest sensitivity gap:
Amount                                     $ 205,985    $  24,729    ($126,358)    $  18,145    $  85,661    ($ 25,879)   $ 182,283
                                           ----------------------------------------------------------------------------------------
Cumulative amount                            206,484      230,714      104,356       122,501      208,162      182,283            0
Percent of total earning assets                28.59%        3.43%      (17.53%)        2.51%       11.89%       (3.59%)      25.30%
Cumulative percent of total earning assets     28.59%       32.02%       14.49%        17.00%       28.89%       25.30%        0.00%

Ratio of rate sensitive assets to rate
  sensitive liabilities                         2.47 x       1.56 x        .31 x        1.13 x      10.61x

Cumulative ratio of rate sensitive assets
To rate sensitive liabilities                   2.47 x       2.26 x       1.29 x        1.24 x       1.34 x

     In the current interest rate environment, the liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable performance levels. A decreasing rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing rate environment, earnings are positively impacted. This asset/liability mismatch in pricing is referred to as gap ratio and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap ratio of 1.00 means that assets and liabilities are perfectly matched as to repricing. Management has specified gap ratio guidelines for a one year time horizon of between .60 and 1.20 years for the Company. At December 31, 2002, the Company had cumulative gap ratios of approximately 2.26 for the three month time period and 1.29 for the one year period ending December 31, 2002. Thus, over the next twelve months, rate-sensitive assets will reprice slightly faster than rate-sensitive liabilities. This is primarily due to the Bank's receipt near the end of December of approximately $40 million dollars in brokered deposits, which were temporarily invested in Federal Funds sold. These deposits were obtained to take advantage of historically low funding costs. It is anticipated that the bulk of these deposits will be deployed into loans in the coming months, and the Bank's one-year cumulative gap ratio will again be within the targeted range. However, relative repricing frequency of rate-sensitive assets vs. rate-sensitive liabilities is not the sole indicator of changes in net interest income in a fluctuating interest rate environment, as further discussed below.

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

     In addition to the gap analysis, management uses rate shock simulation to measure the rate sensitivity of its balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on the Company's net interest margin. The Company measures its interest rate risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a period of twelve months. The Company's most recent rate shock simulation analysis, which was performed as of December 31, 2002, indicates that a 200 basis point decrease in rates would cause a decrease in net interest income of $1.5 million over the next twelve-month period. Conversely, a 200 basis point increase in rates would cause an increase in net interest income of $1.1 million over a twelve-month period.

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

     The following  instruments  qualify as  derivatives  as defined by SFAS No.
133:

                                              December 31, 2002
                                         ----------------------------
                                           Contract         Fair        Weighted Average  Weighted Average
                                           Amount          Value         Paying Rates    Receiving Rates
Interest rate swap agreements            $  85,500,000  $  2,308,044       1.96%          4.88%
Foreign currency swap agreements         $   2,000,000  $     12,599       3.34%          3.79%


     Interest rate swap agreements consist of agreements which qualify for the fair value method of hedge accounting under the "short-cut method" based on the guidelines established by SFAS No. 133. At December 31, 2001, the Company had in place several loan participation agreements accounted for as derivatives which do not qualify for hedge accounting. The Company recognized a gain of approximately $50,000 during the year ended December 31, 2001 as a result of changes in the fair value of those loan participation agreements. These participation agreements were unwound during 2002, and accordingly, the Company recognized a loss of approximately $50,000 during the year ended December 31, 2002, because the fair value of these agreements was reduced to zero. Additionally, the Company entered into a foreign currency swap agreement during the first quarter of 2001. This swap agreement does not qualify for hedge accounting under SFAS No. 133. Accordingly, all changes in the fair value of the foreign currency swap agreement will be reflected in the earnings of the Company. The Company recognized a loss of approximately $67,000 during the year ended December 31, 2002, as a result of changes in the fair value of the foreign currency agreement. At December 31, 2002, the Company had made and received certain commitments related to the origination and sale of mortgage loans through its wholesale mortgage division. The company accounted for these commitments as derivative instruments where applicable in accordance with Derivatives Implementation Group Implementation Issue C13, When a Loan Commitment Is Included in the Scope of Statement No. 133("DIG C13"). The fair value of these commitments is included in the balance of mortgage loans held for sale at December 31, 2002. For the year ended December 31, 2002, the company recognized a gain in connection with the recording of the fair value of these instruments. For the year ended December 31, 2002, there were no realized gains or losses on terminated interest rate swaps, with the exception of the loss on terminated loan participation agreements as discussed above.

     At December 31, 2001, the estimated net fair value of the Company's outstanding interest rate swaps was $241,000, and the fair value of the Company's outstanding foreign currency swaps was $39,000.

     At December 31, 2002, available for sale debt securities with a carrying value of approximately $36.6 million are scheduled to mature within the next five years. Of this amount, $20.5 million is scheduled to mature within one year. The Company's main source of liquidity is Federal funds sold and repurchase agreements. Average Federal funds sold and repurchase agreements were $53.6 million in 2002, or 9.2% of average earning assets, compared to $29.7 million in 2001, or 7.3% of average earning assets. Federal funds sold and repurchase agreements totaled $62.5 million at December 31, 2002, or 8.7% of earning assets, compared to $54.7 million at December 31, 2001, or 11.0% of earning assets.

     At December 31, 2002, loans held for investment with a carrying value of approximately $400.3 million are scheduled to mature within the next five years. Of this amount, $163.4 million is scheduled to mature within one year.

     The Company's average loan-to-deposit ratio (loans held for investment divided by total deposits) decreased 41 basis points to 97.2% for 2002 from 99.0% for 2001. The Company's total loan-to-deposit ratio decreased 61 basis points to 82.9% at December 31, 2002 from 89.0% at December 31, 2001.

     The Company has short-term funding available through various Federal Funds lines of credit with other financial institutions and its membership in the Federal Home Loan Bank of Atlanta ("FHLBA"). Further, the FHLBA membership provides the availability of participation in loan programs with varying maturities and terms. At December 31, 2002, the Company had borrowings from the FHLBA in the amount of $7.5 million.

     There are no known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in liquidity increasing or decreasing in any material way.

     The Company has no off-balance sheet activities with unconsolidated or limited purpose entities.

     It is anticipated that the Company will find it necessary to raise additional capital during 2003 to maintain its classification by regulatory authorities as "well capitalized". This results from the rate of growth of the Company. Management and the Board of Directors are currently evaluating several alternatives for raising capital.

Recent Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13,
Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002, with early application encouraged. The provisions in paragraphs 8 and 9(c) of this Statement related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. The Company adopted the Statement effective January 1, 2003 and it did not have a material impact on the Company's consolidated financial position and consolidated results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement nullifies Emerging Issues Task Force ("EITF") No. 94-3 and requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company adopted the Statement effective January 1, 2003 and does not expect it to have a material impact on the Company's consolidated financial position and consolidated results of operations.

     In October, 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which removes acquisitions of financial institutions from the scope of both SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and Interpretation 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, except for transactions between two or more mutual enterprises. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. The Company adopted the Statement effective October 1, 2002. Adoption did not have an impact on the Company's consolidated financial position and consolidated results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, and provides alternative methods and transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements in both annual and interim financial statements related to the methods of accounting for stock-based employee compensation and the effect of the method on reported results. The Statement also prohibits the use of the prospective method of transition, as outlined in SFAS No. 123, if options are to be expensed when charging to the fair value based method in fiscal years beginning after December 15, 2003. The Company adopted the disclosure requirements of SFAS No. 148 on December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. In addition, the Interpretation clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations that the guarantor has undertaken in issuing the guarantee. The Company adopted the disclosure requirements of FIN 45 for the fiscal year ended December 31, 2002, and the recognition provisions on January 1, 2003.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. This Interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise held a variable interest that is acquired on or before January 31, 2003. The Company will adopt the Interpretation as of July 31, 2003, however since it does not have any variable interests, or situations with majority interests, there will be no impact on its consolidated financial position and consolidated results of operations.

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

     Other Real Estate Owned - At December 31, 2002, the Company had one piece of real estate that was obtained through a foreclosure. The property has been recorded based upon the market value determined by an independent appraisal less estimated selling cost. If market conditions decline in the area in which the property is located (Pasco County, Florida), then the value of other real estate owned will be negatively impacted, resulting in a negative impact to the Company's earnings.

     Derivative Instruments - The Company has entered into several interest swaps, a foreign currency swap and had provided interest rate swaps to loan participants. As a result of these activities the Company recognized a net loss on derivative instruments of $67,000 for the year ended December 31, 2002 determined by the change in the fair market value of these derivative instruments. The fair market value of these instruments is determined by quotes obtained from the related counter parties in combination with a valuation model utilizing discounted cash flows. The valuation of these derivative instruments is a significant estimate that is largely affected by changes in interest rates. If interest rates significantly increase or decrease, the value of these instruments will significantly change, resulting in an impact on the earnings of the Company.

     Commitments to Originate Mortgage Loans - The Company enters into commitments to originate mortgage loans whereby the interest rate on the loans is determined prior to funding (rate lock commitments). Rate lock commitments on loans that are intended to be sold are considered to be derivatives and are therefore, recorded at fair value with changes in fair value recorded in earnings. The fair value of these commitments is included in mortgage loans held for sale.

     Item 7A.. Quantitative and Qualitative Disclosures About Market Risk

     Refer to "Liquidity  Management and Interest Rate  Sensitivity"  in Item 7,
Management's   Discussion   and  Analysis  for   discussion   of  interest  rate
fluctuations.

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

     Item 8. Financial Statements and Supplementary Data


          The following financial statements are filed with this report:

               Consolidated Balance Sheets - December 31, 2002 and 2001

               Consolidated Statements of Operations - Years ended December 31, 2002, 2001 and 2000

               Consolidated Statements of Shareholders' Equity - Years ended December 31, 2002, 2001 and 2000

               Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000

               Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of
Florida Banks, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Florida Banks, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Florida Banks, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Jacksonville, Florida
February 28, 2003

FLORIDA BANKS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 and 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      2002                  2001
ASSETS
CASH AND CASH EQUIVALENTS:
  Cash and due from banks                                                                       $  26,964,504         $  19,332,159
  Federal funds sold and repurchase agreements                                                     62,515,000            54,657,000
                                                                                                -------------         -------------

           Total cash and cash equivalents                                                         89,479,504            73,989,159

INVESTMENT SECURITIES:
  Available for sale, at fair value (cost $50,155,158 and
    $33,562,507 at December 31, 2002 and 2001)                                                     50,930,650            33,954,045
  Held to maturity (fair value $229,475 and $2,934,245
    at December 31, 2002 and 2001)                                                                    227,925             2,867,163
  Other investments                                                                                 2,493,350             2,064,550
                                                                                                -------------         -------------

          Total investment securities                                                              53,651,925            38,885,758

MORTGAGE LOANS HELD FOR SALE                                                                       54,674,248

LOANS, net of allowance for loan losses of $7,263,029
  and $4,692,216 at December 31, 2002 and 2001                                                    543,192,040           396,751,695

PREMISES AND EQUIPMENT, NET                                                                         5,466,332             3,361,882

ACCRUED INTEREST RECEIVABLE                                                                         2,375,102             1,722,746

DEFERRED INCOME TAXES, NET                                                                          3,908,751             4,016,786

DERIVATIVE INSTRUMENTS                                                                              2,321,643               279,784

OTHER REAL ESTATE OWNED                                                                               652,500             2,777,827

OTHER ASSETS                                                                                          343,505               537,588
                                                                                                -------------         -------------

TOTAL ASSETS                                                                                    $ 756,065,550         $ 522,323,225
                                                                                                =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing                                                                           $ 141,395,150         $  99,899,425
  Interest-bearing                                                                                523,514,558           351,349,850
                                                                                                -------------         -------------
          Total deposits                                                                          664,909,708           451,249,275

REPURCHASE AGREEMENTS                                                                               4,653,878             4,495,547

OTHER BORROWED FUNDS                                                                                9,921,898             9,714,692

ACCRUED INTEREST PAYABLE                                                                            2,377,963             2,863,882

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                               4,765,136             2,038,795
                                                                                                -------------         -------------

          Total liabilities                                                                       686,628,583           470,362,191
                                                                                                -------------         -------------

COMPANY OBLIGATED MANDITORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUSTS                                                        16,473,092             5,819,000
                                                                                                -------------         -------------
COMMITMENTS (NOTE 9)

SHAREHOLDERS' EQUITY:
  Series B preferred stock, $68.00 par value, 110,000 shares authorized,
    102,283 shares issued and outstanding at December 31, 2001                                      6,955,244
  Series C preferred stock, $100.00 par value, 50,000 shares authorized,
    50,000 shares issued and outstanding at December 31, 2002                                       5,000,000
  Common stock, $.01 par value; 30,000,000 shares authorized
   6,768,362 and 5,677,660 shares issued, respectively                                                 67,684                56,777
  Additional paid-in capital                                                                       52,287,390            44,964,967
  Accumulated deficit (deficit of $8,134,037
    eliminated upon quasi-reorganization on December 31, 1995)                                     (4,874,873)           (6,079,156)
  Accumulated other comprehensive income, net of tax                                                  483,674               244,202
                                                                                                -------------         -------------

          Total shareholders' equity                                                               52,963,875            46,142,034
                                                                                                -------------         -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      $ 756,065,550         $ 522,323,225
                                                                                                =============         =============

See notes to consolidated financial statements.

FLORIDA BANKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
------------------------------------------------------------------------------------------------------------------------------------


                                                                                     2002                2001              2000
                                                                                 ------------       ------------       -------------

INTEREST INCOME:
  Loans, including fees                                                          $ 31,852,739       $ 27,692,486       $ 20,072,894
  Investment securities                                                             2,239,454          2,653,164          2,477,179
  Federal funds sold                                                                  582,723            819,741          1,215,804
  Repurchase agreements                                                               252,245            214,787                219
                                                                                 ------------       ------------       ------------
          Total interest income                                                    34,927,161         31,380,178         23,766,096
                                                                                 ------------       ------------       ------------

INTEREST EXPENSE:
  Deposits                                                                         14,622,492         14,948,191         12,393,304
  Repurchase agreements                                                               501,638          1,204,752            903,794
  Borrowed funds                                                                      460,027            395,131            413,938
                                                                                 ------------       ------------       ------------

          Total interest expense                                                   15,584,157         16,548,074         13,711,036
                                                                                 ------------       ------------       ------------

NET INTEREST INCOME                                                                19,343,004         14,832,104         10,055,060

PROVISION FOR LOAN LOSSES                                                           3,025,775          1,889,079          1,912,380
                                                                                 ------------       ------------       ------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                                  16,317,229         12,943,025          8,142,680
                                                                                 ------------       ------------       ------------

NONINTEREST INCOME:
  Service fees                                                                      1,718,888          1,224,020            705,584
  Gain on sale of mortgage loans                                                    1,092,911
  Gain on sale of commercial loans                                                     42,888            104,151
  Mortgage loan origination fees                                                      805,264            234,810             55,807
  (Loss) gain on sale of available for sale investment securities                      (3,967)            73,976              9,864
  Other noninterest income                                                            383,775            411,046            239,928
                                                                                 ------------       ------------       ------------

                                                                                    4,039,759          2,048,003          1,011,183
                                                                                 ------------       ------------       ------------

NONINTEREST EXPENSES:
  Salaries and benefits                                                            11,037,925          8,761,416          6,813,011
  Occupancy and equipment                                                           2,105,683          1,785,996          1,527,775
  Data processing                                                                     872,630            677,963            456,972
  Dividends on preferred security of subsidiary trust                                 633,580             12,995
  Other                                                                             3,354,991          2,454,819          2,087,962
                                                                                 ------------       ------------       ------------

                                                                                   18,004,809         13,693,189         10,885,720
                                                                                 ------------       ------------       ------------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
  FOR INCOME TAXES                                                                  2,352,179          1,297,839         (1,731,857)

PROVISION (BENEFIT) FOR INCOME TAXES                                                  885,121            489,400           (651,704)
                                                                                 ------------       ------------       ------------

NET INCOME (LOSS)                                                                   1,467,058            808,439         (1,080,153)

PREFERRED STOCK DIVIDENDS                                                            (140,058)          (250,091)
                                                                                 ------------       ------------       ------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                                    $  1,327,000       $    558,348       $ (1,080,153)
                                                                                 ============       ============       ============

EARNINGS (LOSS) PER COMMON SHARE:
  Basic                                                                          $       0.21       $       0.10       $      (0.19)
                                                                                 ============       ============       ============
  Diluted                                                                        $       0.20       $       0.10       $      (0.19)
                                                                                 ============       ============       ============

See notes to consolidated financial statements.

FLORIDA BANKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
------------------------------------------------------------------------------------------------------------------------------------





                                                   Preferred Stock           Common Stock             Additional
                                                ---------------------      -------------------         Paid-In
                                                 Shares     Par Value       Shares    Par Value        Capital

BALANCE, JANUARY 1, 2000                                                   5,718,656    $57,187      $45,526,443

Comprehensive loss:

  Net loss
  Unrealized gain on available for sale
   investment securities, net of tax
   of $411,821
      Comprehensive loss

Issuance of common stock under employee
  stock purchase plan                                                         75,995        760          366,393

Purchase and retirement of common stock                                     (106,000)    (1,060)        (646,932)
                                                -------    ----------      ---------    -------      -----------

BALANCE, DECEMBER 31, 2000                                                 5,688,651     56,887       45,245,904

Comprehensive income:

  Net income
  Unrealized gain on available for sale
    investment securities, net of tax
    of $138,968
      Comprehensive income

Issuance of common stock under
  employee stock purchase plan                                                50,109        501          226,587

Issuance of Series B preferred stock, net       102,283    $6,955,244                                   (148,774)

Series B preferred stock cash dividend paid

Purchase and retirement of common stock                                      (61,100)      (611)        (358,750)
                                                -------    ----------      ---------    -------      -----------

BALANCE, DECEMBER 31, 2001                      102,283     6,955,244      5,677,660     56,777       44,964,967

Comprehensive income:

  Net income
  Unrealized gain on available for sale
    investment securities, net of tax
    of $144,482

      Comprehensive income

Conversion of Series B preferred stock
  into common stock                            (102,283)   (6,955,244)     1,022,830     10,228        6,945,016

Exercise of stock options                                                      7,063         71           46,401

Issuance of common stock under
  employee stock purchase plan                                                41,133        411          210,359

Issuance of restricted stock                                                  19,676        197          120,647

Issuance of Series C preferred stock, net        50,000     5,000,000

Series B preferred stock dividend paid
                                                -------    ----------      ---------    -------      -----------

BALANCE, DECEMBER 31, 2002                       50,000    $5,000,000      6,768,362    $67,684      $52,287,390



                                                               Accumulated
                                                                  Other
                                                              Comprehensive
                                                Accumulated   Income (Loss),
                                                  Deficit      Net of Tax       Total

BALANCE, JANUARY 1, 2000                        $(5,680,069)    $(668,706)   $39,234,855

Comprehensive loss:

  Net loss                                       (1,080,153)                  (1,080,153)
  Unrealized gain on available for sale
   investment securities, net of tax
   of $411,821                                                    682,576        682,576
                                                                             -----------
      Comprehensive loss                                                        (397,577)

Issuance of common stock under employee
  stock purchase plan                                                            367,153

Purchase and retirement of common stock                                         (647,992)
                                                -----------     ---------    -----------

BALANCE, DECEMBER 31, 2000                       (6,760,222)       13,870     38,556,439

Comprehensive income:

  Net income                                        808,439                      808,439
  Unrealized gain on available for sale
    investment securities, net of tax
    of $138,968                                                   230,332        230,332
                                                                             -----------
      Comprehensive income                                                     1,038,771

Issuance of common stock under
  employee stock purchase plan                                                   227,088

Issuance of Series B preferred stock, net                                      6,806,470

Series B preferred stock cash dividend paid        (127,373)                    (127,373)

Purchase and retirement of common stock                                         (359,361)
                                                -----------     ---------    -----------

BALANCE, DECEMBER 31, 2001                       (6,079,156)      244,202     46,142,034

Comprehensive income:

  Net income                                      1,467,058                    1,467,058
  Unrealized gain on available for sale
    investment securities, net of tax
    of $144,482                                                   239,472        239,472
                                                                             -----------

      Comprehensive income                                                     1,706,530

Conversion of Series B preferred stock
  into common stock

Exercise of stock options                                                         46,472

Issuance of common stock under
  employee stock purchase plan                                                   210,770

Issuance of restricted stock                                                     120,844

Issuance of Series C preferred stock, net                                      5,000,000

Series B preferred stock dividend paid             (262,775)                    (262,775)
                                                -----------     ---------    -----------

BALANCE, DECEMBER 31, 2002                      $(4,874,873)    $ 483,674    $52,963,875
                                                ===========     =========    ===========

See notes to consolidated financial statements.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


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

      Realized gains and losses on sales of investment securities are recognized in the statements of operations upon disposition based upon the adjusted cost of the specific security. Declines in value of investment securities judged to be other than temporary are recognized as losses in the statements of operations.

      Loans Held for Investment - Loans held for investment are stated at the principal amount outstanding, net of unearned income and an allowance for loan losses. Interest income on all loans is accrued based on the outstanding daily balances.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
--------------------------------------------------------------------------------

      Management has established a policy to discontinue accruing interest (nonaccrual status) on a loan after it has become 90 days delinquent as to payment of principal or interest unless the loan is considered to be well collateralized and the Company is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent if management believes that the borrower's financial condition is such that collection of interest or principal is doubtful. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the loan is estimated to be uncollectible. Interest income on nonaccrual loans is recognized only as received.

      Nonrefundable fees and certain direct costs associated with originating or acquiring loans are recognized over the life of the related loans on the interest method.

      Mortgage Loans Held for Sale - Mortgage loans held for sale are residential mortgage loans originated by the Company which management either intends to sell at some point in the future or which are committed to be sold to various institutions under agreements obtained at the time the Company extends commitments to borrowers. Mortgage loans held for sale are reported at the lower of cost or estimated fair value, determined on an aggregate basis.

      Commitments to Originate Mortgage Loans - The Company enters into commitments to originate mortgage loans whereby the interest rate on the loans is determined prior to funding (rate lock commitments). Rate lock commitments on loans that are intended to be sold are considered to be derivatives and are therefore, recorded at fair value with changes in fair value recorded in earnings. The fair value of these commitments is included in mortgage loans held for sale.

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

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
--------------------------------------------------------------------------------

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

      Derivative Instruments - As part of the its asset/liability management policy, the Company uses derivatives to manage interest and foreign currency exchange rate exposures by modifying the characteristics of the related balance sheet instruments. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, derivatives are carried at fair value. The accounting for changes in the fair value (that is, gains or losses) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged items are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded to other comprehensive income and are recognized in the statement of operations when the hedged item affects earnings. See
      Note 5 for additional information regarding derivative instruments.

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

      Repurchase Agreements - Repurchase agreements consist of agreements with customers to pay interest daily on funds swept into a repo account based on a rate of .75% to 1.00% below the Federal funds rate. Such agreements generally mature within one to four days from the transaction date. In addition, the Company has securities sold under agreements to repurchase, which are classified as secured borrowings. Such borrowings generally mature within one to thirty days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. Information concerning repurchase agreements for the years ended December 31, 2002 and 2001 is summarized as follows:


                                                          2002                2001

      Average balance during the year                 $ 37,725,667        $ 33,568,040
      Average interest rate during the year               1.33%               3.59%
      Maximum month-end balance during the year       $ 49,542,093        $ 44,576,894

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
--------------------------------------------------------------------------------


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

      Transfers of Financial Assets - Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

      Earnings Per Common Share - Basic earnings per common share ("EPS") excludes dilution and is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects additional common shares that would have been issued, as well as any adjustment to income that would result form the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and convertible preferred stock. The potential common shares are determined using the treasury stock method for outstanding stock options and the if-converted method for preferred stock..

      Recent Accounting Pronouncements - In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that
      Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
--------------------------------------------------------------------------------


      changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002, with early application encouraged. The provisions in paragraphs 8 and 9(c) of this Statement related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. The Company adopted the Statement effective
      January 1, 2003 and it did not have a material impact on the Company's consolidated financial position and consolidated results of operations.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement nullifies Emerging Issues Task Force ("EITF") No. 94-3 and requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company adopted the Statement effective January 1, 2003 and does not expect it to have a material impact on the Company's consolidated financial position and consolidated results of operations.

      In October, 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which removes acquisitions of financial institutions from the scope of both SFAS No. 72, Accounting for Certain
      Acquisitions of Banking or Thrift Institutions, and Interpretation 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, except for transactions between two or more mutual enterprises. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. The Company adopted the Statement effective October 1, 2002. Adoption did not have an impact on the Company's consolidated financial position and consolidated results of operations.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, and provides alternative methods and transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements in both annual and interim financial statements related to the methods of accounting for stock-based employee compensation and the effect of the method on reported results. The Statement also prohibits the use of the prospective method of transition, as outlined in SFAS No. 123, if options are to be expensed when charging to the fair value based method in fiscal years beginning after December 15, 2003. The Company adopted the disclosure requirements of SFAS No. 148 on December 31, 2002.

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. In addition, the Interpretation clarifies the requirements related to the

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
--------------------------------------------------------------------------------

      recognition of a liability by a guarantor at the inception of a guarantee for the obligations that the guarantor has undertaken in issuing the guarantee. The Company adopted the disclosure requirements of FIN 45 for the fiscal year ended December 31, 2002, and the recognition provisions on January 1, 2003.

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. This Interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise held a variable interest that is acquired on or before January 31, 2003. The Company will adopt the Interpretation as of July 31, 2003, however since it does not have any variable interests, or situations with majority interests, there will be no impact on its consolidated financial position and consolidated results of operations.

      Reclassifications - Certain  reclassifications  have been made to the 2001
      and  2000   consolidated   financial   statements   to  conform  with  the
      presentation adopted in 2002.

2.    INVESTMENT SECURITIES


      The amortized cost and estimated fair value of available for sale and held to maturity investment securities as of December 31, 2002 and 2001 are as follows:


                                                                              Gross              Gross
                                                         Amortized          Unrealized        Unrealized           Fair
                                                           Cost               Gains             Losses             Value
      December 31, 2002
      Available for sale:
        U.S. Treasury securities and
          other U.S. agency obligations                $ 6,721,835        $    52,718                            $ 6,774,553
                                                       -----------        -----------        -----------         -----------
        State and municipal                                990,000             60,527          1,050,527
        Mortgage-backed securities                      37,263,079            660,553        $   (10,571)         37,913,061
                                                       -----------        -----------        -----------         -----------
                Total debt securities                   44,974,914            773,798            (10,571)         45,738,141

        Mutual funds                                     5,180,244             12,265                              5,192,509
                                                       -----------        -----------        -----------         -----------
                Total securities available             $50,155,158        $   786,063        $   (10,571)        $50,930,650
                                                       ===========        ===========        ===========         ===========
                  for sale

      Held to maturity:
        Mortgage-backed securities                     $   227,925        $     1,550        $                   $   229,475
                                                       ===========        ===========        ===========         ===========

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
--------------------------------------------------------------------------------


                                                                           Gross              Gross
                                                       Amortized         Unrealized         Unrealized           Fair
                                                         Cost              Gains              Losses             Value
      December 31, 2001
      Available for sale:
        U.S. Treasury securities and
          other U.S. agency obligations              $   840,341        $    17,615                             $   857,956
        State and municipal                            1,285,000             63,230           1,348,230
        Mortgage-backed securities                    28,409,558            445,563         $  (134,870)         28,720,251
                                                     -----------        -----------         -----------         -----------

                Total debt securities                 30,534,899            526,408            (134,870)         30,926,437

        Mutual funds                                   3,027,608          3,027,608
                                                     -----------        -----------         -----------         -----------
                Total securities available           $33,562,507        $   526,408         $  (134,870)        $33,954,045
                                                     ===========        ===========         ===========         ===========
                  for sale

      Held to maturity:
        U.S. Treasury securities and
          other U.S. agency obligations              $ 1,861,974        $    35,991         $    (1,320)        $ 1,896,645
        Mortgage-backed securities                     1,005,189             32,411                               1,037,600
                                                     -----------        -----------         -----------         -----------

                                                     $ 2,867,163        $    68,402         $    (1,320)        $ 2,934,245
                                                     ===========        ===========         ===========         ===========


      Expected maturities of debt securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The amortized cost and estimated fair value of debt securities, at December 31, 2002, by contractual maturity, are shown below:


                                                                     Available for Sale                     Held to Maturity
                                                              ------------------------------        -------------------------------
                                                                Amortized             Fair            Amortized           Fair
                                                                  Cost                Value             Cost              Value

      Due before one year                                     $   500,000        $   502,350
      Due after one year through five years                     3,354,225          3,411,635
      Due after five years through ten years                    3,587,610          3,635,060
      Due after ten years                                         270,000            276,035
                                                              -----------        -----------        -----------        -----------
                                                                7,711,835          7,825,080
      Mortgage-backed securities                               37,263,079         37,913,061        $   227,925        $   229,475
                                                              -----------        -----------        -----------        -----------
            Total                                             $44,974,914        $45,738,141        $   227,925        $   229,475
                                                              ===========        ===========        ===========        ===========


      Investment securities with a carrying value of $41,259,412 and $27,335,655 were pledged as security for certain borrowed funds and public deposits held by the Company at December 31, 2002 and 2001, respectively.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
--------------------------------------------------------------------------------


3.    LOANS

      Loans at December 31, are summarized as follows:


                                                  2002                 2001

      Commercial real estate                 $ 313,120,588        $ 210,373,284
      Commercial                               166,122,230          142,910,691
      Residential mortgage                      23,080,140           22,308,820
      Consumer                                  45,859,704           23,158,053
      Credit card and other loans                2,791,678            2,911,884
                                             -------------        -------------
                Total loans                    550,974,340          401,662,732
      Allowance for loan losses                 (7,263,029)          (4,692,216)
      Net deferred loan fees                      (519,271)            (218,821)
                                             -------------        -------------

      Net loans                              $ 543,192,040        $ 396,751,695
                                             =============        =============

      Changes in the allowance for loan losses are summarized as follows:



                                                 2002                 2001

      Balance, beginning of year             $ 4,692,216         $ 3,510,677

      Provision for loan losses                3,025,775           1,889,079
      Charge-offs                               (485,950)           (827,784)
      Recoveries                                  30,988             120,244
                                             -----------         -----------

      Balance, end of year                   $ 7,263,029         $ 4,692,216
                                             ===========         ===========

      The Company's primary lending area is the state of Florida. Although the Company's loan portfolio is diversified, a significant portion of its loans are collateralized by real estate. Therefore, the Company could be susceptible to economic downturns and natural disasters. It is the Company's lending policy to collateralize real estate loans based upon certain loan to appraised value ratios.

      Nonaccrual loans totaled approximately $1,535,000 and $1,090,000 of which approximately $151,000 and $681,000 is guaranteed by the Small Business Administration ("SBA") at December 31, 2002 and 2001, respectively. The effects of carrying nonaccrual loans during 2002, 2001, and 2000 resulted in a reduction of interest income of approximately $67,000, $147,000, and $151,000, respectively.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
--------------------------------------------------------------------------------


      The following is a summary of information pertaining to impaired loans:


                                                              December 31,
                                                          2002           2001
                                                       ----------     ----------
                                                            (approximately)

      Impaired loans with a valuation allowance        $1,415,000     $1,184,000

      Impaired loans without a valuation allowance
                                                       ----------     ----------
      Total impaired loans                             $1,415,000     $1,184,000
                                                       ==========     ==========

      Valuation allowance related to impaired loans    $  690,000     $  295,000







                                                  Years ended December 31,
                                               2002         2001         2000
                                            ----------   ----------   ----------
                                                       (approximately)

      Average investment in impaired loans  $1,300,000   $1,065,000   $3,230,000
                                            ==========   ==========   ==========


      The interest income recognized on impaired loans for the years ended December 31, 2002, 2001 and 2000 was not significant.

      No additional funds are committed to be advanced in connection with impaired loans.

      At December 31, 2002 and 2001, restructured loans amounted to approximately $3,124,000 and $1,095,000, respectively. There were no restructured loans at December 31, 2000. No additional funds are committed to be advanced in connection with restructured loans.

4.    PREMISES AND EQUIPMENT

      Major classifications of these assets are as follows:

                                                      2002               2001

      Land                                        $ 2,009,387       $    95,000
      Buildings                                       660,315           660,315
      Leasehold improvements                        1,014,555           956,465
      Furniture, fixtures and equipment             4,736,652         3,756,657
                                                  -----------       -----------
                                                    8,420,909         5,468,437
      Accumulated depreciation and
        amortization                               (2,954,577)       (2,106,555)
                                                  -----------       -----------

                                                  $ 5,466,332       $ 3,361,882
                                                  ===========       ===========

      Depreciation and amortization amounted to $863,886, $756,426 and $647,891 for the years ended December 31, 2002, 2001 and 2000, respectively.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
--------------------------------------------------------------------------------


5.    DERIVATIVE INSTRUMENTS

      The following  instruments  qualify as  derivatives as defined by SFAS No.
      133:

                                                          December 31, 2002
                                                 -------------------------------
                                                 Contract/National       Fair
                                                      Amount             Value

      Interest rate swap agreements                $85,500,000       $ 2,308,044
      Foreign currency swap agreements               2,000,000            12,599
      Commitments to fund mortgage loans            49,733,296           356,210

      Interest rate swap agreements consist of numerous agreements which effectively convert the interest rate on certain certificates of deposit from a fixed rate to a variable rate to more closely match the interest rate sensitivity of the Company's assets and liabilities. The Company has designated and assessed the derivatives as highly effective fair value hedges, as defined by SFAS No. 133. Additionally, the Company entered into a foreign currency swap agreement during the first quarter of 2001. This swap agreement does not qualify for hedge accounting under SFAS No. 133. Accordingly, all changes in the fair value of the foreign currency swap agreement are reflected in the earnings of the Company. The Company recognized a loss of approximately $67,000 and a gain of approximately $6,000 for the years ended December 31, 2002 and 2001, respectively, as a result of changes in the fair value of the foreign currency agreement.

      The Company has adopted the provisions of the Derivatives Implementation Group, Implementation Issue C13, When a Loan Commitment is Included in the Scope of Statement No. 133 ("DIG C13"). DIG C13 requires that loan commitments that relate to the origination or acquisition of mortgage loans that will be held for resale must be accounted for as derivative instruments in accordance with SFAS No. 133. The fair value of commitments to fund mortgage loans is included in mortgage loans held for sale.

6.    INCOME TAXES

      The components of the provision (benefit) for income tax expenses for the years ended December 31, 2002, 2001 and 2000 are as follows:


                                               2002         2001         2000

      Current tax expense                   $ 921,568    $  40,000
      Deferred tax (benefit) provision        (36,447)     449,400    $(651,704)
                                            ---------    ---------    ---------

                                            $ 885,121    $ 489,400    $(651,704)
                                            =========    =========    =========

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
--------------------------------------------------------------------------------


      Income taxes for the years ended December 31, 2002, 2001 and 2000, differ from the amount computed by applying the federal statutory corporate rate to earnings before income taxes as summarized below:


                                                                                 2002                  2001                  2000

      Provision (benefit) based on Federal income
        tax rate                                                              $ 799,741             $ 441,265             $(588,831)
      State income taxes net of Federal benefit                                  85,384                49,731               (66,362)
      Other                                                                          (4)               (1,596)                3,489
                                                                              ---------             ---------             ---------

                                                                              $ 885,121             $ 489,400             $(651,704)
                                                                              =========             =========             =========

      The components of net deferred income taxes at December 31, 2002 and 2001 are as follows:


                                                                                             2002                       2001
      Deferred income tax assets:
        Net operating loss carryforwards                                                  $1,728,963                 $2,672,891
        Allowance for loan losses                                                          2,473,645                  1,477,424
        Loan fees                                                                            195,402                     84,549
        AMT credits                                                                           52,530
        Cash to accrual adjustment                                                            37,586                     77,950
        Other                                                                                    183
                                                                                          ----------                 ----------
                                                                                           4,435,779                  4,365,344
                                                                                          ----------                 ----------
      Deferred income tax liabilities:
        Accumulated depreciation                                                             150,108                    116,121
        Unrealized gain on investment securities                                             291,818                    147,335
        Other                                                                                 85,102                     85,102
                                                                                          ----------                 ----------

                                                                                             527,028                    348,558
                                                                                          ----------                 ----------

      Deferred income tax assets, net                                                     $3,908,751                 $4,016,786
                                                                                          ==========                 ==========

      At December 31, 2002 and 2001, the Company had tax net operating loss carryforwards of approximately $4,595,000 and $7,098,000, respectively. Such carryforwards expire as follows: $321,000 in 2006, $1,919,000 in 2007, $1,620,000 in 2008, $92,000 in 2009, and $643,000 in 2018. A change in ownership on August 4, 1998, as defined in section 382 of the Internal Revenue Code, limits the amount of net operating loss carryforwards utilized each year to approximately $700,000. Unused limitations from each year accumulate in successive years.

      At December 31, 2002 and 2001, the Company assessed its earnings history and trends over the past three years, its estimate of future earnings, and the expiration dates of the loss carryforwards and has determined that it is more likely than not that the deferred tax assets will be realized. Accordingly, no valuation allowance is recorded at December 31, 2002 and 2001.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
--------------------------------------------------------------------------------


7.    DEPOSITS

      Interest-bearing deposits at December 31, 2002 and 2001 are summarized as follows:


                                                2002                 2001

      Interest-bearing demand               $ 52,803,427         $ 19,164,133
      Regular savings                         66,940,672           64,338,080
      Money market accounts                   19,210,512            6,342,009
      Time $100,000 and over                 314,852,717          194,016,109
      Other time                              69,707,230           67,489,519
                                            ------------         ------------
                                            $523,514,558         $351,349,850
                                            ============         ============

      At December 31, 2002, the scheduled maturities of time deposits are as follows:

      2003                                            $201,993,812
      2004                                              51,372,387
      2005                                              50,969,043
      2006                                               8,940,130
      2007                                              61,404,779
      Thereafter                                         9,879,796
                                                      ------------

      Total                                           $384,559,947
                                                      ============
8.    OTHER BORROWED FUNDS

      Other borrowed funds at December 31, 2002 and 2001 are summarized as follows:

                                                                                       2002                   2001

      Treasury tax and loan deposits                                                $2,421,898             $2,214,692

      Federal Home Loan Bank advance, principal due upon
        maturity on July 6, 2010, subject to early termination;
        interest, due quarterly, is fixed at 5.90%                                   5,000,000              5,000,000

      Federal Home Loan Bank advance, principal due upon
        maturity on September 14, 2011, subject to early
        termination; interest, due quarterly, is fixed at 4.80%                      2,500,000              2,500,000
                                                                                    ----------             ----------
                                                                                    $9,921,898             $9,714,692
                                                                                    ==========             ==========

      Treasury tax and loan deposits are generally repaid within one to 120 days from the transaction date.

      The Federal Home Loan Bank of Atlanta has the option to convert the $2,500,000 advance outstanding at December 31, 2002 into a three-month LIBOR-based floating rate advance September 14, 2006, and any payment date thereafter with at least two business days prior notice to the Company.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
--------------------------------------------------------------------------------


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

      The Federal Home Loan Bank advances are secured by certain mortgage loans receivable of approximately $91,776,000 at December 31, 2002.

9.    COMMITMENTS

      Leases - The Company has entered into certain noncancellable operating leases and subleases for office space and office property. Lease terms are generally for five to twenty years, and in many cases, provide for renewal options. Rental expense for 2002, 2001 and 2000 was approximately $852,000, $705,000 and $659,000, respectively. Rental income for 2002,
      2001  and  2000  was   approximately   $27,000,   $45,000   and   $55,000,
      respectively. Both rental expense and rental income are included in net occupancy and equipment expense in the accompanying consolidated statements of operations. The following is a schedule of future minimum lease payments and future minimum lease revenues under the sublease at December 31, 2002.


                                         Payments for              Revenue Under
                                       Operating Leases              Subleases

      2003                               $  862,931                 $   22,650
      2004                                  661,117
      2005                                  410,271
      2006                                  420,609
      2007                                  316,953
      Later years                         1,179,717
                                         ----------                 ----------

                                         $3,851,598                 $   22,650
                                         ==========                 ==========


      Federal Reserve Requirement - The Federal Reserve Board requires that certain banks maintain reserves, based on their average deposits, in the form of vault cash and average deposit balances at a Federal Reserve Bank. The requirement as of December 31, 2002 and 2001 was approximately $8,946,000 and $2,750,000, respectively.

      Litigation - Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Company's consolidated financial statements.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
--------------------------------------------------------------------------------


10.   SHAREHOLDERS' EQUITY

      Series B Preferred Stock

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

      On April 16, 2002, all 102,283 shares of Series B preferred stock automatically converted into 1,022,830 shares of common stock as a result of the average closing price of the Company's common stock exceeding $8.00 for the period from March 4, 2002 through April 15, 2002.

      Series C Preferred Stock

      On December 31, 2002, the Company issued 50,000 shares of Series C preferred stock for $100.00 per share through a private placement. The Series C preferred stock is not convertible or redeemable except as a result of a change in control.

      Dividends - Non-cumulative cash dividends accrue at five percent annually and are payable quarterly in arrears.

      Liquidation Preference - In the event of any liquidation, dissolution or winding up of affairs of the Company, the holders of Series C preferred stock at the time shall receive $100.00 per share plus an amount equal to accrued and unpaid dividends thereon through and including the date of distribution prior to any distribution to holders of common stock. The liquidation preference at December 31, 2002 was $5,000,000.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
--------------------------------------------------------------------------------

      The Company and shareholder have agreed that they will cooperate in filing an application with the Board of Governors of the Federal Reserve System seeking approval for an exchange of the Series C preferred shares for shares of a new series of preferred stock, which would be substantially similar to the Series C shares, except the new shares would be convertible into the Company's common stock at $10.00 per share.

      Warrants

      In 1998, in connection with the sale of common stock, warrants to purchase 80,800 shares of common stock at $10.00 per share were issued to accredited foreign investors. Such warrants have been valued at an aggregate price of approximately $165,000, or $2.04 per share, as determined by an independent appraisal and have been recorded as additional paid-in capital. The warrants are exercisable through February 3, 2008.

      Incentive Stock

      During 2001, the Company's Board of Directors approved the Amended and Restated Incentive Compensation Plan (the "Incentive Plan") for all full-time senior officers and other officers and employees so designated by the Chief Executive Officer. The amendments to this Plan permit the issuance of common stock to officers and employees as incentive awards. Previously, the incentive awards were paid in cash. The Company has reserved 300,000 shares of common stock for issuance pursuant to the Incentive Plan. Upon attainment of the required goals, the officer would be awarded shares in the Company based on a pre-established vesting schedule, currently a three-year period beginning one year after the grant date. In January 2002, the Company awarded 59,029 shares under the Incentive Plan at a weighted average grant price of $6.14 based upon the closing share price on the date of grant. Compensation expense included in earnings for 2002 is approximately $121,000.

      Stock Options

      On June 4, 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"), effective March 31, 1998, which provides for the grant of incentive or non-qualified stock options to certain directors, officers and key employees who participate in the plan. An aggregate of 1,000,000 shares of common stock are reserved for issuance pursuant to the 1998 Plan. During 2002, 2001 and 2000, the Company granted 94,900, 62,650 and 277,900 options, respectively, at various exercise prices based on the fair value of the stock at the time of grant.

      Pursuant to the disclosure requirements of SFAS No. 148, the following table provides an expanded reconciliation for all periods presented that adds back to reported net income the recorded expense under Accounting Principles Board Opinion ("APB") No. 25, net of related income tax effects, deducts the total fair value expense under SFAS No. 123, net of related income tax effects and shows the reported and pro forma earnings per share amounts.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
--------------------------------------------------------------------------------

                                                                              2002                 2001                  2000
      Net income (loss) applicable to common shares
        As reported                                                     $   1,327,000          $   558,348          $  (1,080,153)

      Total stock-based employee compensation
        cost included in the determination of net
        income, net of related tax effects                                     75,370

      Total stock-based employee compensation
        cost determined under fair value method
        for all awards, net of related tax effects                           (219,434)            (243,347)              (281,435)
                                                                        -------------          -----------          -------------

      Pro forma net income (loss) applicable
        to common shares                                                $   1,182,936          $   315,001          $  (1,361,588)
                                                                        =============          ===========          =============

      Earnings (loss) per share - Basic
        As reported                                                     $        0.21          $      0.10          $       (0.19)
        Pro forma                                                                0.18                 0.06                  (0.24)
      Earnings (loss) per share - Dilutive
        As reported                                                     $        0.20          $      0.10          $       (0.19)
        Pro forma                                                                0.18                 0.06                  (0.24)

      Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted in 2002, 2001 and 2000, respectively: dividend yield of 0%, expected volatility of 32.08%, 32.27% and 32.64%, risk-free interest rate of 3.48%, 4.57% and 6.44%, and an expected life of 3 years.

      A summary of the status of fixed stock option grants under the Company's stock-based compensation plans as of December 31, 2002, 2001 and 2000, and changes during the years ending on those dates is presented below:



                                           2002                             2001                              2000
                                                 Weighted Average                 Weighted Average                  Weighted Average
                                   Options        Exercise Price    Options        Exercise Price     Options        Exercise Price

      Outstanding -
          Beginning of year        850,348         $   8.63         816,948            $   8.76       561,848         $   10.00
      Granted                       94,900             7.93          62,650                6.52       277,900              6.37
      Cancelled                    (34,087)            9.09         (29,250)               7.73       (22,800)            10.00
      Exercised                     (7,063)            6.58
                                  --------                         --------                          --------
      Outstanding -
          End of year              904,098         $   8.68         850,348            $   8.63       816,948         $    8.76
                                  ========                         ========                          ========
      Options exercisable
        at year end                730,833         $   8.84         652,291            $   9.04       465,206         $    9.39

      Weighted average fair
        value of options
        granted during the year   $   2.07                         $   1.80                          $   1.94

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
--------------------------------------------------------------------------------


      The following table summarizes information related to stock options outstanding at December 31, 2002:

                                           Weighted         Weighted                          Weighted
                                            Average          Average                           Average
        Exercise          Options          Remaining        Exercise         Options          Exercise
          Price         Outstanding          Life            Price         Exercisable         Price
      -------------   ---------------   ---------------   -------------   ---------------   -------------

       $5.25 - 6.75       337,700            7.57          $   6.75           234,790         $    6.40
      $7.98 - 10.00       566,398            6.10          $   9.84           496,093         $   10.00

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

      At December 31, 2002, the Bank's retained earnings available for the payment of dividends was approximately $3,472,000. Accordingly, approximately $58,113,000 of the Company's equity in the net assets of the Bank was restricted at December 31, 2002. Funds available for loans or advances by the Bank to the Company amounted to approximately $5,771,000.

      In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

12.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

      At December 31, 2002, financial instruments having credit risk in excess of that reported in the balance sheet totaled approximately $193,443,000.

13.   TRUST PREFERRED SECURITIES

      On December 18, 2001, the Company participated in a pooled trust preferred offering. In connection with the transaction, the Company, through its subsidiary trust, Florida Banks Statutory Trust I (the "Statutory Trust I"), issued $6,000,000 in trust preferred securities. The Statutory Trust I also issued $186,000 of common securities to the Company and used the total proceeds to purchase $6,186,000 in 30-year subordinated debentures of the Company. The preferred securities paid dividends at an initial rate of 5.60% through March 17, 2002. The rate then became a floating rate based on 3-month LIBOR plus 3.60%, adjusted quarterly after each dividend payment date. Dividend payment dates are March 18, June 18, September 18

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
--------------------------------------------------------------------------------

      and December 18 of each year. There is a par call option beginning December 18, 2006.

      On April 10, 2002, the Company participated in a pooled trust preferred offering. In connection with the transaction, the Company, through its subsidiary trust, Florida Banks Capital Trust II (the "Capital Trust II"), issued $4,000,000 in trust preferred securities. The Capital Trust II also issued $124,000 of common securities to the Company and used the total proceeds to purchase $4,124,000 in 30-year subordinated debentures of the Company. The preferred securities pay dividends at an annual rate based on 6-month LIBOR plus 3.70% adjusted semi-annually after each dividend payment date. Dividend payment dates are April 22 and October 22 of each year. There is a par call option beginning April 22, 2007.

      On June 28, 2002, the Company participated in a pooled trust preferred offering. In connection with the transaction, the Company, through its subsidiary trust, Florida Banks Capital Trust I (the "Capital Trust I"), issued $4,000,000 in trust preferred securities. The Capital Trust I also issued $124,000 of common securities to the Company and used the total proceeds to purchase $4,124,000 in 30-year subordinated debentures of the Company. The preferred securities pay dividends at an annual rate based on 3-month LIBOR plus 3.65% adjusted quarterly after each dividend payment date. Dividend payment dates are March 30, June 30, September 30 and
      January 30 of each year. There is a par call option beginning June 30, 2007.

      On December 19, 2002, the Company participated in a pooled trust preferred offering. In connection with the transaction, the company, through its subsidiary trust, Florida Banks Statutory Trust II (the "Statutory Trust II"), issued $3,000,000 in trust preferred securities. The Statutory Trust II also issued $93,000 of common securities to the Company and used the total proceeds to purchase $3,093,000 in 30-year subordinated debentures of the Company. The preferred securities pay dividends at an initial rate of 4.66% through March 25, 2003. The rate then becomes a floating rate based on 3-month LIBOR plus 3.75%, adjusted quarterly after each dividend payment date. Dividend payment dates are March 26, June 26, September 26 and December 26 of each year. There is a par call option beginning December 26, 2007.

      The subordinated debentures are the sole assets of the Subsidiary Trusts and are eliminated, along with the related income effects, in the Company's consolidated financial statements.

14.   SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

      Supplemental disclosure of cash flow information:

                                                                        2002                  2001                   2000

      Cash paid during the year for interest
        on deposits and borrowed funds                              $15,630,556            $15,890,571            $12,121,206

      Cash paid for income taxes, net of refunds                    $   275,000

      Supplemental schedule of noncash investing and financing activities:

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
--------------------------------------------------------------------------------


                                                                                2002                  2001                  2000

      Proceeds from demand deposits used to
        purchase shares of common stock under
        the employee stock purchase plan                                     $  210,770            $  227,088            $  367,153

      Loans transferred to real estate owned                                 $  652,500            $2,867,827            $  846,000

      Increase in fair market value of derivative
      instruments used to hedge interest rate
      exposure on time deposits                                              $2,085,117            $   17,776

15.      CONDENSED FINANCIAL INFORMATION OF FLORIDA BANKS, INC. (PARENT ONLY)

      The following represents the parent only condensed balance sheets as of December 31, 2002 and 2001 and the related condensed statements of operations and cash flows for the years ending December 31, 2002, 2001 and 2000.

      Condensed Balance Sheets                                                                    2002                    2001

      Assets
        Cash and repurchase agreements                                                       $  1,951,961            $  1,315,647
        Available for sale investment securities, at
          fair value (cost $3,292,213 and $6,204,759, respectively)                             3,418,212               6,386,271
        Premises and equipment, net                                                               170,091                 221,220
        Accrued interest receivable                                                                21,591                  38,903
        Deferred income taxes, net                                                              2,555,217               1,105,521
        Prepaid and other assets                                                                   52,301                 225,578
        Investment in bank subsidiary                                                          61,585,111              43,931,579
        Investment in other subsidiaries                                                          536,366                 195,366
                                                                                             ------------            ------------
                Total Assets                                                                 $ 70,290,850            $ 53,420,085
                                                                                             ============            ============

      Liabilities and Shareholders' Equity
        Subordinated debentures payable to subsidiary trust                                  $ 17,000,092            $  6,005,000
        Repurchase agreements                                                                   1,000,000
        Due to Florida Bank, N.A                                                                   92,318
        Accounts payable and accrued expenses                                                     326,883                 180,733

      Shareholders' Equity
        Preferred stock                                                                         5,000,000               6,955,244
        Common stock                                                                               70,706                  59,799
        Additional paid-in capital                                                             54,150,565              46,828,142
        Treasury stock                                                                         (1,866,197)             (1,866,197)
        Accumulated deficit                                                                    (4,874,873)             (6,079,156)
        Accumulated other comprehensive income,
          net of tax                                                                              483,674                 244,202
                                                                                             ------------            ------------
                Total Liabilities and Shareholders' Equity                                   $ 70,290,850            $ 53,420,085
                                                                                             ============            ============

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
--------------------------------------------------------------------------------

      Condensed Statements of Operations                                                 2002               2001               2000

      Interest income on loans, including fees                                   $        496       $     18,719       $    434,389
      Interest income on investment securities                                        318,230            666,051            847,440
      Other interest income                                                            34,811             80,748            241,941
      Other income                                                                                       436,948                 27
                                                                                 ------------       ------------       ------------
                Total income                                                          353,537          1,202,466          1,523,797
                                                                                 ------------       ------------       ------------

      Equity in undistributed income (loss) of bank subsidiary                      3,379,437          1,654,552           (539,611)
      Equity in undistributed loss of subsidiary                                         (152)              (155)              (479)
      Expenses                                                                     (3,419,569)        (2,557,156)        (2,389,988)
      Income tax benefit                                                            1,153,805            508,732            326,128
                                                                                 ------------       ------------       ------------

      Net income (loss)                                                          $  1,467,058       $    808,439       $ (1,080,153)
                                                                                 ============       ============       ============


      Condensed Statements of Cash Flows                                                 2002               2001               2000

      Operating activities:
        Net income (loss)                                                        $  1,467,058       $    808,439       $ (1,080,153)
        Adjustments to reconcile net income (loss) to net
          cash used in operating activities:
            Equity in undistributed (income) loss of
              Florida Bank, N.A                                                    (3,379,437)        (1,654,552)           539,611
            Equity in loss of Florida Bank Financial Services, Inc.                       152                155                479
            Depreciation and amortization                                              62,618             65,353             60,177
            Restricted stock grants                                                   120,844
            Deferred income tax benefit                                            (1,428,806)          (548,731)          (326,128)
            Loss on disposal of premises and equipment                                  1,597
            Transfer from affiliate, net                                               (3,079)
            Gain on sale of investment securities                                     (73,988)            (5,174)
            Accretion of discounts on investments, net                                (15,466)           (16,687)           (20,957)
            Accretion of debt issuance costs                                           70,445
            (Benefit) provision for loan losses                                       (10,000)           (64,411)
            Amortization of loan premiums                                               1,225             45,685
            Decrease in accrued interest receivable                                    17,312             41,150             32,451
            (Decrease) increase in due to Florida Bank, N.A                           (92,318)            92,318             32,941
            Decrease (increase) in prepaid and other assets                           173,277            (92,775)           (88,899)
            Increase (decrease) in accounts payable and
              accrued expenses                                                        145,998             98,253           (241,388)
                                                                                 ------------       ------------       ------------

                Net cash used in operating activities                              (2,861,402)        (1,289,840)        (1,114,169)
                                                                                 ------------       ------------       ------------

        Investing activities:
          Purchase of premises and equipment                                           (8,410)           (62,353)           (35,650)
          Proceeds from sales, paydowns and maturities
            of investment securities                                                2,928,012          5,865,516          5,264,240
          Purchase of investment securities                                        (7,441,787)
          Net decrease in loans                                                     1,073,535          6,657,377
          Purchase of common stock of Florida Bank
            Statutory Trust I                                                        (341,000)          (186,000)
          Purchase of common stock of Florida Bank
            Financial Services, Inc.                                                  (10,000)
          Capital contributed to Florida Bank, N.A                                (14,000,000)        (9,500,000)       (12,300,000)
                                                                                 ------------       ------------       ------------
                Net cash used in investing activities                             (11,421,398)        (2,809,302)        (7,865,820)
                                                                                 ------------       ------------       ------------

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
--------------------------------------------------------------------------------

                                                                                  2002                2001                  2000

      Financing activities:
          (Decrease) increase in repurchase agreements                       $ (1,000,000)        $ (9,143,000)        $  4,085,000
          Payment of debt issuance costs                                         (196,353)
          Proceeds from issuance of common stock, net                             210,770              227,088              367,153
          Proceeds from the issuance of preferred stock, net                    5,000,000            6,806,470
          Proceeds from the issuance of subordinated debt, net                 11,121,000            6,005,000
          Preferred dividends paid                                               (262,775)            (127,373)
          Net proceeds from the exercise of stock options                          46,472
          Purchase of treasury stock                                                                  (359,361)            (647,992)
                                                                             ------------         ------------         ------------
                Net cash provided by financing activities                      14,919,114            3,408,824            3,804,161
                                                                             ------------         ------------         ------------

      Net increase (decrease) in cash and cash equivalents                        636,314             (690,318)          (5,175,828)
      Cash and cash equivalents at beginning of year                            1,315,647            2,005,965            7,181,793
                                                                             ------------         ------------         ------------
      Cash and cash equivalents at end of year                               $  1,951,961         $  1,315,647         $  2,005,965
                                                                             ============         ============         ============

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 2002 and 2001, notifications from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately or well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Company's and Bank's actual capital amounts and ratios are also presented in the following table.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
--------------------------------------------------------------------------------

                                                                                                          To be Well
                                                                                                       Capitalized Under
                                                                           For Capital                 Prompt Corrective
                                                Actual                  Adequacy Purposes              Action Provisions
                                      -------------------------   --------------------------     ----------------------------
                                         Amount        Ratio          Amount        Ratio           Amount            Ratio
      As of December 31, 2002:
        Total capital
          (to risk-weighted assets)
            Florida Banks, Inc.       $ 76,216,000     11.92% >   $ 51,160,000 >     8.00%           N/A               N/A
                                                              -                -
            Florida Bank, N.A.          68,443,000     10.75  >     50,920,000 >     8.00  >     $ 63,650,000 >       10.00%
                                                              -                -           -                  -
        Tier I capital
          (to risk-weighted assets)
            Florida Banks, Inc.         68,953,000     10.78 >      25,580,000 >     4.00            N/A               N/A
                                                             -                 -
            Florida Bank, N.A.          61,180,000       9.6 >      25,460,000 >     4.00 >        38,190,000 >        6.00
                                                             -                 -          -                   -
        Tier I capital
          (to average assets)
            Florida Banks, Inc.         68,953,000       9.9 >      27,655,000 >     4.00            N/A               N/A
                                                             -                 -
            Florida Bank, N.A.          61,180,000       8.9 >      27,280,000 >     4.00 >        34,100,000 >        5.00
                                                             -                 -          -                   -




                                                                                                          To be Well
                                                                                                       Capitalized Under
                                                                           For Capital                 Prompt Corrective
                                                Actual                  Adequacy Purposes              Action Provisions
                                      -------------------------   --------------------------     ----------------------------
                                         Amount        Ratio          Amount        Ratio           Amount            Ratio
      As of December 31, 2001:
        Total capital
          (to risk-weighted assets)
            Florida Banks, Inc.       $ 55,800,000     12.70% >   $ 35,152,000 >     8.00%           N/A               N/A
                                                              -                -
            Florida Bank, N.A.          47,963,000     11.00  >     34,897,000 >     8.00  >     $ 43,622,000 >       10.00%
                                                              -                -           -                  -
        Tier I capital
          (to risk-weighted assets)
            Florida Banks, Inc.         51,108,000     11.63  >     17,576,000 >     4.00            N/A               N/A
                                                              -                -
            Florida Bank, N.A.          43,271,000       9.9  >     17,449,000 >     4.00  >       26,173,000 >        6.00
                                                              -                -           -                  -
        Tier I capital
          (to average assets)
            Florida Banks, Inc.         51,108,000     10.64  >     19,216,000 >     4.00            N/A               N/A
                                                              -                -
            Florida Banks, N.A.         43,271,000     9.17   >     18,883,000 >     4.00  >       23,604,000 >        5.00
                                                              -                -           -                  -

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
--------------------------------------------------------------------------------


17.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used by the Company in estimating financial instrument fair values:

      General Comment - The financial statements include various estimated fair value information as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments. Such information, which pertains to the Company's financial instruments is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Company. Furthermore, the fair value estimates are based on various assumptions, methodologies and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

      Mortgage Loans Held for Sale - Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

      Loans Held for Investment - For variable rate loans that reprice frequently, the carrying amount is a reasonable estimate of fair value. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

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

      Company Obligated Manditorily Redeemable Preferred Securities of Subsidiary Trusts - The fair value of the Company's trust preferred securities approximates the estimated fair value as such liabilities reprice frequently based on a quoted market rate of interest.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
--------------------------------------------------------------------------------

      A comparison of the carrying amount to the fair values of the Company's significant financial instruments as of December 31, 2002 and 2001 is as follows:


                                                                                 2002                                2001
                                                                     ---------------------------         ---------------------------
                                                                     Carrying             Fair           Carrying             Fair
      (Amounts in Thousands)                                           Amount             Value            Amount             Value

      Financial assets:
        Cash and cash equivalents                                     $ 89,480          $ 89,480          $ 73,989          $ 73,989
        Available for sale investment securities                        50,931            50,931            33,954            33,954
        Held to maturity investment securities                             228               229             2,867             2,934
        Other investments                                                2,493             2,493             2,065             2,065
        Mortgage loans held for sale                                    54,674            54,674
        Loans held for investment                                      550,974           551,469           401,663           427,211
        Derivative instruments                                           2,322             2,322               280               280

      Financial liabilities:
        Deposits                                                      $664,910          $667,897          $451,249          $453,684
        Repurchase agreements                                            4,654             4,654             4,496             4,496
        Other borrowed funds                                             9,922             8,831             9,715             9,273
        Company obligated manditorily
          redeemable preferred securities
          of subsidiary trusts                                          16,473            16,473             5,819             5,819

      Off-balance sheet credit related
        financial instruments:
          Commitments to extend credit                                $193,443          $193,443          $162,683          $162,683

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

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
--------------------------------------------------------------------------------

19.   EARNINGS PER COMMON SHARE

      Earnings per common share have been computed based on the following.

                                                                               2002                   2001                  2000
                                                                            -----------           -----------           -----------

      Net income (loss)                                                     $ 1,467,058           $   808,439           $(1,080,153)

      Less preferred stock dividends                                           (140,058)             (250,091)
                                                                            -----------           -----------           -----------

      Net income (loss) applicable to common stock                          $ 1,327,000           $   558,348           $(1,080,153)
                                                                            ===========           ===========           ===========

      Weighted average number of common
        shares outstanding - Basic                                            6,442,022             5,703,524             5,681,290

      Incremental shares from the assumed
        conversion of stock options                                              89,597                 2,738                   583
                                                                            -----------           -----------           -----------

      Total - Diluted                                                         6,531,619             5,706,262             5,681,873
                                                                            ===========           ===========           ===========



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

20.   GUARANTEES

      The Company issues standby letters of credit to provide credit support for some creditors in case of default. As of December 31, 2002, the carrying amount of the liability was $0 and the maximum potential payment was $8,792,836.

      Effective January 1, 2003, and in compliance with the FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company adopted the recognition requirements for guarantees entered into after December 31, 2002. The Company does not anticipate a material impact on its operations from this accounting standard.

21.   SEGMENT REPORTING

      Prior to October 1, 2002, the Company had one reporting segment. However, in October 2002, the Company started a mortgage banking division which is managed as a segment. Accordingly, during 2002 the Company has two reporting segments, the commercial bank and the mortgage bank. The commercial bank segment provides its commercial customers such products as working capital loans, equipment loans and leases, commercial real estate loans and other business related products and services. This segment also offers mortgage loans to principals of its commercial customers. The mortgage bank segment originates mortgage loans through its network of mortgage brokers and sells these loans (on a wholesale basis) into the secondary market.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
----------------------------------------------------------------------


      Information  about  reportable   segments,   and  reconciliation  of  such
      information to the consolidated financial statements as of and for the year ended December 31, 2002 follows:

                                               Commercial         Mortgage                           Intersegment       Consolidated
                                                  Bank              Bank              Other          Eliminations           Total
                                              ------------      ------------      ------------       ------------       ------------

      Net interest income                     $ 18,943,155      $     61,645      $    338,204                          $ 19,343,004

      Noninterest income                         2,684,723         1,355,036                                               4,039,759

      Noninterest expense                       13,689,351           911,222         3,404,236                            18,004,809

      Net income (loss) before taxes             4,912,752           505,459        (3,066,032)                            2,352,179

      Assets                                   694,561,452        55,234,735        70,290,850        (64,021,487)      $756,065,550

      Expenditures for additions
        to premises and equipment                2,398,326           561,600             8,410                             2,968,336

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes.

      The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and accordingly requires different technology and marketing strategies.

      The Company derives a majority of its revenues from interest income and gain on sale of mortgage loans and the chief operating decision maker relies primarily on net income before taxes to assess the performance of the segments and make decisions about resources to be allocated to the segments. Therefore, the segments are reported above using net income before taxes. The Company does not allocate income taxes to the segments.

      The Company does not have operating segments other than those reported. Parent Company financial information is included in the other category above and is deemed to represent an overhead function rather than an operating segment.

      The Company does not have a single external customer from which it derives 10 percent or more of its revenues and operates in one geographical area.

22.   BENEFIT PLAN

      The Company has a 401(k) defined contribution benefit plan (the "Plan") which covers substantially all of its employees. The Company matches 50% of employee contributions to the Plan, up to 6% of all participating employees compensation. The Company contributed $144,000, $136,000 and $110,092 to the Plan in 2002, 2001 and 2000, respectively.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
--------------------------------------------------------------------------------


23.   EMPLOYEE STOCK PURCHASE PLAN

      On January 22, 1999, the Board of Directors of the Company adopted the Employee Stock Purchase Plan (the "Plan"). The Plan was approved by the Company's shareholders at the Company's 1999 Annual Meeting of Shareholders on April 23, 1999. The Plan provides for the sale of not more than 200,000 shares of common stock to eligible employees of the Company pursuant to one or more offerings under the Plan. The purchase price for shares purchased pursuant to the Plan is the lesser of (a) 85% of the fair market value of the common stock on the grant date, or if no shares were traded on that day, on the last day prior thereto on which shares were traded, or (b) an amount equal to 85% of the fair market value of the common stock on the exercise date, or if no shares were traded on that day, on the last day prior thereto on which shares were traded. Shares purchased by employees were approximately 41,000, 50,000 and 76,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

24.   RELATED PARTY TRANSACTIONS

      The Company lends to shareholders, directors, officers, and their related business interests on substantially the same terms as loans to other individuals and businesses of comparable credit worthiness. Such loans outstanding were approximately $2,364,000 and $1,274,000 at December 31, 2002 and 2001.

      Deposits from related parties held by the Company at December 31, 2002 and 2001 were approximately $3,772,000 and $489,000, respectively.

      On September 9. 2002, Florida Bank, N.A. purchased a parcel of land for the purpose of future construction of a corporate headquarters and the Jacksonville banking office. A director of the Company was among the eleven sellers of the property. The purchase price was $905,084, which did not exceed an independent appraisal of the property which was conducted prior to the purchase.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Continued)
--------------------------------------------------------------------------------


25.   SUMMARIZED QUARTERLY DATA (UNAUDITED)

      Following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001:

                                                                                      Fiscal Quarter
                                                             ---------------------------------------------------------------
                                                              First         Second        Third         Fourth       Total
      $ In Thousands Except Per Share Amounts

      2002
      Interest income                                        $  8,008      $  8,676      $  9,067      $  9,176     $ 34,927
      Interest expense                                          3,729         3,688         4,126         4,041       15,584
                                                             --------      --------      --------      --------     --------

      Net interest income                                       4,279         4,988         4,941         5,135       19,343
      Provision for loan losses                                   380         1,028           699           919 (1)    3,026
                                                             --------      --------      --------      --------     --------

      Net interest income after provision
        for loan losses                                         3,899         3,960         4,242         4,216       16,317
      Noninterest income                                          537           569           755         2,179        4,040
      Noninterest expense                                       3,633         4,270         4,578         5,524       18,005
                                                             --------      --------      --------      --------     --------

      Income before income taxes                                  803           259           419           871        2,352
      Income tax expense                                          307            97           153           328          885
                                                             --------      --------      --------      --------     --------

      Net income                                                  496           162           266           543        1,467
      Preferred stock dividends                                  (120)          (20)         (140)
                                                             --------      --------      --------      --------     --------

      Net income applicable to
        common shares                                        $    376      $    142      $    266      $    543     $  1,327
                                                             ========      ========      ========      ========     ========

      Basic income per share                                 $   0.07      $   0.02      $   0.04      $   0.08     $   0.21
      Diluted income per share                               $   0.07      $   0.02      $   0.04      $   0.08     $   0.20

      ----------

      (1)  Includes an additional provision for loan losses of approximately  $530,000
           related  to  the  specific   reserve   established   against  a  customer's
           uncollected ACH account.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000   (Concluded)
--------------------------------------------------------------------------------



                                                                                          Fiscal Quarter
                                                             ----------------------------------------------------------------------

                                                              First           Second          Third           Fourth         Total
      $ In Thousands Except Per Share Amounts

      2001
      Interest income                                        $ 7,757         $ 7,538         $ 8,022         $ 8,063        $31,380
      Interest expense                                         4,434           4,198           4,072           3,844         16,548
                                                             -------         -------         -------         -------        -------

      Net interest income                                      3,323           3,340           3,950           4,219         14,832
      Provision for loan losses                                  239             384             820             446          1,889
                                                             -------         -------         -------         -------        -------

      Net interest income after provision
        for loan losses                                        3,084           2,956           3,130           3,773         12,943
      Noninterest income                                         319             403             591             735          2,048
      Noninterest expense                                      3,307           3,257           3,367           3,763         13,694
                                                             -------         -------         -------         -------        -------

      Income before income taxes                                  96             102             354             745          1,297
      Income tax expense                                          35              39             134             281            489
                                                             -------         -------         -------         -------        -------

      Net income                                                  61              63             220             464            808
      Preferred stock dividends                                                                 (127)           (123)          (250)
                                                             -------         -------         -------         -------        -------

      Net income applicable to
        common shares                                        $    61         $    63         $    93         $   341        $   558
                                                             =======         =======         =======         =======        =======

      Basic income per share                                 $  0.01         $  0.01         $  0.02         $  0.06        $  0.10
      Diluted income per share                               $  0.01         $  0.01         $  0.02         $  0.06        $  0.10



                                   * * * * * *

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There has been no occurrence requiring a response to this Item.

                                    PART III

     Item 10. Directors and Executive Officers of the Registrant

     The information relating to directors and executive officers of the Company contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders scheduled to be held May 22, 2003 is incorporated herein by reference.

     Item 11. Executive Compensation

     The information relating to executive compensation contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders scheduled to be held May 22, 2003 is incorporated herein by reference.

     Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information relating to security ownership of certain beneficial owners and management contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders scheduled to be held May 22, 2003 is incorporated herein by reference.

     Item 13. Certain Relationships and Related Transactions

     The information relating to related party transactions contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders scheduled to be held May 22, 2003 is incorporated herein by reference.

                                     PART IV

     Item 14. Controls and Procedures

     In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company has formalized its disclosure controls and procedures. The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

     Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a) 1. Financial  Statements.  The following financial  statements and
                 ---------------------
     accountants' reports have been filed as Item 8 in Part II of this Report:

          Report of Independent Public Accountants

          Consolidated Balance Sheets - December 31, 2002 and 2001

          Consolidated Statements of Operations - Years ended December 31, 2002, 2001 and 2000

          Consolidated Statements of Shareholders' Equity - Years ended December 31, 2002, 2001 and 2000

          Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000

          Notes to Consolidated Financial Statements


          2. Exhibits.
             --------

3.1       Articles of Incorporation of the Company, as amended(1)

3.1.1     Second  Amended  and  Restated   Articles  of   Incorporation  of  the
          Company(1)

3.1.2 Amendment to Second Amended and Restated Articles of Incorporation of the Company(2)

3.1.3 Articles of Amendment to Second and Amended and Restated Articles of Incorporation of the Company(3)

3.2       Amended and Restated By-Laws of the Company(1)

4.1       Specimen Common Stock Certificate of the Company(1)

4.2 See Exhibits 3.1.1 and 3.2 for provisions of the Articles of Incorporation and By-Laws of the Company defining rights of the holders of the Company's Common Stock(1)

4.3 Indenture, dated December 18, 2001, between the Company and State Street Bank and Trust Company of Connecticut, National Association(4)

4.4 Amended and Restated Declaration of Trust, dated December 18, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, the Company and the administrators named therein(4)

4.5 Indenture, dated as of April 10, 2002, between the Company and Wilmington Trust Company, as trustee(5)

4.6 The Amended and Restated Declaration of Trust, dated as of April 10, 2002, among the Company, as sponsor, the Administrator(s) named therein and Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, and the holders from time to time of undivided beneficial interests in the assets of Florida Banks Capital Trust II(5)

4.7 Indenture, dated as of June 27, 2002, between the Company and Wells Fargo Delaware Trust Company, as trustee(5)

4.8 The Amended and Restated Trust Agreement dated as of June 27, 2002 among the Company, as depositor, the Administrative Trustees named therein and Wells Fargo Bank, N.A., as property trustee, Wells Fargo Delaware Trust Company, as resident trustee, and the holders from time to time of undivided beneficial interests in the assets of Florida Banks Capital Trust II(5)

4.8 Indenture, dated December 19, 2002, between the Company and State Street Bank and Trust Company of Connecticut, National Association(7)

4.9 Amended and Restated Declaration of Trust, dated December 19, 2002, by and among State Street Bank and Trust Company of Connecticut, National Association, the Company and the administrators named therein(7)

10.1 Form of Employment Agreement between the Company and Charles E. Hughes, Jr. (1)

10.2      The Company's 1998 Stock Option Plan(1)

10.2.1    Form of Incentive Stock Option Agreement(1)

10.2.2    Form of Non-qualified Stock Option Agreement(1)

10.3      The Company's Amended and Restated Incentive Compensation Plan(6)

10.4 Form of Employment Agreement between the Company and T. Edwin Stinson, Jr., Don D. Roberts and Richard B. Kensler(1)

10.5 Placement Agreement, dated December 4, 2001, between the Company, First Tennessee Capital Markets and Keefe, Bruyette & Woods, Inc. (4)

10.6 Subscription Agreement, dated December 18, 2001, between the Company, Florida Banks Statutory Trust I and Preferred Term Securities IV, Ltd.
          (4)

10.7 Guarantee Agreement, dated December 18, 2001, by and between the Company and State Street Bank and Trust Company of Connecticut(4)

10.8 Placement Agreement, dated as of March 26, 2002, between the Company and Florida Banks Capital Trust II and Salomon Smith Barney Inc. (5)

10.9 Debenture Subscription Agreement, dated as of April 10, 2002, between the Company and Florida Banks Capital Trust II(5)

10.10 Capital Securities Subscription Agreement, dated March 26, 2002, among the Company, Florida Banks Capital Trust II and MM Community Funding III, Ltd. (5)

10.11 Common Securities Subscription Agreement, dated April 10, 2002, between the Company and Florida Banks Capital Trust II(5)

10.12 Guarantee Agreement, dated as of April 10, 2002, between the Company and Wilmington Trust Company, as trustee(5)

10.13 Subscription Agreement, dated as of June 27, 2002, between the Company, Florida Banks Capital Trust II and Bear, Stearns & Co. (5)

10.14 Placement Agreement, dated as of June 27, 2002, between the Company and Florida Banks Capital Trust II and SAMCO Capital Markets, a division of Service Asset Management Company(5)

10.15 Trust Preferred Securities Guarantee Agreement, dated as of June 27, 2002, between the Company and Wells Fargo, as trustee(5)

10.16 Placement Agreement, dated December 11, 2002, between the Company, Florida Banks Statutory Trust II, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. (7)

10.17 Subscription Agreement, dated December 19, 2002, between the Company, Florida Banks Statutory Trust II and Preferred Term Securities VIII, Ltd. (7)

10.18 Guarantee Agreement, dated December 19, 2002, by and between the Company and State Street Bank and Trust Company of Connecticut(7)

10.19 Subscription Agreement for Series C Preferred Stock, dated December 31, 2002(3)

21.1      Subsidiaries of the Registrant(7)

23.1      Consent of Deloitte & Touche LLP(7)


----------
(1)  Incorporated by reference to the Company's  Registration  Statement on Form
     S-1,   previously  filed  by  the  Company   (Registration   Statement  No.
     333-50867).

(2)  Incorporated by reference to Exhibit to the Registration  Statement on Form
     S-3,   previously  filed  by  the  Company   (Registration   Statement  No.
     333-67372).

(3) Incorporated by reference to the Form 8-K dated January 2, 2003, previously filed by the Company.

(4) Incorporated by references to the Form 10-Q for the quarter ended March 31, 2002, previously filed by the Company.

(5) Incorporated by reference to the Form 10-Q for quarter ended June 30, 2002, previously filed by the Company.

(6) Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8, previously filed by the Company (Registration Statement No. 333-70442).

(7)  Filed herewith.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Jacksonville, State of Florida on March 25, 2003.

                                      FLORIDA BANKS, INC.

                                      By:/s/ Charles E. Hughes, Jr.
                                           Charles E. Hughes, Jr.
                                           President and Chief Executive Officer

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


                Signature                                 Title                                Date
                ---------                                 -----                                ----

/s/ Charles E. Hughes, Jr.                  President, Chief Executive                  March 25, 2003
---------------------------------------     Officer and Director (Principal
Charles E. Hughes, Jr.                      Executive Officer)



/s/ T. Edwin Stinson, Jr.                   Chief Financial Officer,                    March 25, 2003
---------------------------------------     Secretary, Treasurer and
T. Edwin Stinson, Jr.                       Director (Principal Financial
                                            and Accounting Officer)


/s/ M.G. Sanchez                            Chairman of the Board                       March 25, 2003
---------------------------------------
M. G. Sanchez

/s/ T. Stephen Johnson                      Vice-Chairman of the Board                  March 25, 2003
---------------------------------------
T. Stephen Johnson

/s/ Clay M. Biddinger                       Director                                    March 25, 2003
---------------------------------------
Clay M. Biddinger

/s/ P. Bruce Culpepper                      Director                                    March 25, 2003
---------------------------------------
P. Bruce Culpepper

/s/ Dr. Adam F. Herbert, Jr.                Director                                    March 25, 2003
---------------------------------------
Dr. Adam F. Herbert, Jr.

/s/ W. Andrew Krusen, Jr.                   Director                                    March 25, 2003
---------------------------------------
W. Andrew Krusen, Jr.

/s/ Nancy E. LaFoy                          Director                                    March 25, 2003
---------------------------------------
Nancy E. LaFoy

/s/ Wilford C. Lyon, Jr.                    Director                                    March 25, 2003
---------------------------------------
Wilford C. Lyon, Jr.

/s/ David McIntosh                          Director                                    March 25, 2003
---------------------------------------
David McIntosh

Certification by the Chief Executive Officer pursuant to Sarbanes-Oxley Section 302(a):

I, Charles E. Hughes, Jr., certify that:

     1. I have reviewed this annual report on Form 10-K of Florida Banks, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003            By:  /s/ Charles E. Hughes, Jr.
                                      ------------------------------
                                           Charles E. Hughes, Jr.
                                           President and Chief Executive Officer

Certification by the Chief Financial Officer pursuant to Sarbanes-Oxley Section 302(a):

I, T. Edwin Stinson, Jr., certify that:

     1. I have reviewed this annual report on Form 10-K of Florida Banks, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 25, 2003                       By:  /s/ T. Edwin Stinson, Jr.
                                                 -------------------------------
                                                     T. Edwin Stinson, Jr.
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number           Description of Exhibit
------           ----------------------


4.8 Indenture, dated December 19, 2002, between the Company and State Street Bank and Trust Company of Connecticut, National Association

4.9 Amended and Restated Declaration of Trust, dated December 19, 2002, by and among State Street Bank and Trust Company of Connecticut, National Association, the Company and the administrators named therein

10.16 Placement Agreement, dated December 11, 2002, between the Company, Florida Banks Statutory Trust II, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc.

10.17 Subscription Agreement, dated December 19, 2002, between the Company, Florida Banks Statutory Trust II and Preferred Term Securities VIII, Ltd.

10.18 Guarantee Agreement, dated December 19, 2002, by and between the Company and State Street Bank and Trust Company of Connecticut

21.1      Subsidiaries of the Registrant

23.1      Consent of Deloitte & Touche, LLP