Form 10-K/A
period 2002-12-31
FLORIDA BANKS INC
filed 2003-03-31
CIK 1058802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                   FORM 10-K/A
                              ---------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

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

EXPLANATORY NOTE

     This Amendment on Form 10-K/A to the Florida Banks, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002 is being filed solely for the purpose of including page 7, which was unintentionally omitted in the original filing of the Financial Statements required by Part III, Item 8.



     PART III

     Item 8. Financial Statements and Supplementary Data


     The following financial statements are filed with this report:

          Consolidated Balance Sheets - December 31, 2002 and 2001 ...................  4

          Consolidated Statements of Operations - Years ended December 31, 2002,
          2001 and 2000 ..............................................................  5

          Consolidated Statements of Shareholders' Equity - Years ended December
          31, 2002, 2001 and 2000 ....................................................  6

          Consolidated Statements of Cash Flows - Years ended December 31, 2002,
          2001 and 2000 ..............................................................  7

          Notes to Consolidated Financial Statements .................................  8

     The following exhibit is filed with this report:

     23.1 Consent of Deloitte & Touche LLP(7)


----------
(7) Filed herewith.

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

FLORIDA BANKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
----------------------------------------------------------------------------------------------------------------------------

                                                                                  2002             2001             2000
                                                                            --------------   --------------   --------------

OPERATING ACTIVITIES:
  Net income (loss)                                                         $   1,467,058    $     808,439    $  (1,080,153)
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                                               863,886          756,426          647,891
      Restricted stock grants                                                     120,844
      Loss on disposition of furniture and equipment                               17,628           15,468
      Deferred income tax (benefit) expense                                       (36,447)         449,400         (651,704)
      Loss (gain) on sale of securities                                             3,967          (73,976)          (9,864)
      Loss (gain) on sale of real estate owned                                      6,703          (24,928)         (18,263)
      Loss on foreign currency translation                                         23,650          206,151
      Loss (gain) on derivative instruments                                        43,258         (262,008)
      Amortization (accretion) of premiums (discount) on investments, net         131,708         (295,582)        (196,934)
      Amortization of premiums on loans                                           123,055          196,651          112,308
      Accretion of debt issuance costs                                             70,445
      Provision for loan losses                                                 3,025,775        1,889,079        1,912,380
      Net increase in mortgage loans held for sale                            (54,674,248)
      (Increase) decrease in accrued interest receivable                         (652,356)         174,557         (876,128)
      Decrease (increase) in other assets                                         194,083           (2,180)        (328,023)
      (Decrease) increase in accrued interest payable                            (485,919)         657,503        1,589,830
      Increase (decrease) in accounts payable and accrued expenses              2,726,341        1,279,801         (167,948)
                                                                            -------------    -------------    -------------
           Net cash (used in) provided by operating activities                (47,048,197)       5,776,961          948,860
                                                                            -------------    -------------    -------------

INVESTING ACTIVITIES:
  Proceeds from sales, paydowns and maturities
    of investment securities:
    Available for sale                                                         27,068,362       15,808,333       12,261,314
    Held to maturity                                                            2,700,791        4,154,215        1,082,529
  Purchases of investment securities:
    Available for sale                                                        (43,858,241)     (17,193,780)     (15,560,354)
    Held to maturity                                                                            (3,361,015)      (4,362,796)
    Other                                                                        (428,800)        (798,550)        (364,200)
  Net increase in loans held for investment                                  (150,265,325)    (119,896,460)    (129,226,819)
  Purchases of premises and equipment                                          (2,968,336)        (839,608)      (1,522,711)
  Proceeds from the sale of premises and equipment                                                   3,841
  Proceeds from the sale of real estate owned                                   2,771,124          114,928          864,263
                                                                            -------------    -------------    -------------
           Net cash used in investing activities                             (164,980,425)    (122,008,096)    (136,828,774)
                                                                            -------------    -------------    -------------

FINANCING ACTIVITIES:
  Net increase in demand deposits,
    money market accounts and savings accounts                                 91,014,976       86,829,039       29,713,892
  Net increase in time deposits                                               120,771,110       59,390,096      116,787,033
  Proceeds from issuance of preferred stock, net                                5,000,000        6,806,470
  Proceeds from issuance of trust preferred securities, net                    10,583,647        5,819,000
  Exercise of stock options                                                        46,472
  Purchase of treasury stock                                                                      (359,361)        (647,992)
  Preferred dividends paid                                                       (262,775)        (127,373)
  Proceeds from FHLB advances                                                  10,000,000        9,500,000        5,000,000
  Repayment of FHLB advances                                                  (10,000,000)      (7,000,000)      (5,000,000)
  Increase (decrease) in repurchase agreements                                    158,331      (14,316,831)       7,775,267
  Increase (decrease) in other borrowed funds                                     207,206           (8,710)         (18,950)
                                                                            -------------    -------------    -------------
           Net cash provided by financing activities                          227,518,967      146,532,330      153,609,250
                                                                            -------------    -------------    -------------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                                         15,490,345       30,301,195       17,729,336

CASH AND CASH EQUIVALENTS:

  Beginning of year                                                            73,989,159       43,687,964       25,958,628
                                                                            -------------    -------------    -------------

  End of year                                                               $  89,479,504    $  73,989,159    $  43,687,964
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



                                   * * * * * *

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Jacksonville, State of Florida on March 31, 2003.

                                     FLORIDA BANKS, INC.

                                     By:/s/ Charles E. Hughes, Jr.
                                        ----------------------------------------
                                          Charles E. Hughes, Jr.
                                          President and Chief Executive Officer

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


                Signature                                 Title                                Date
                ---------                                 -----                                ----

/s/ Charles E. Hughes, Jr.                  President, Chief Executive                  March 31, 2003
---------------------------------------     Officer and Director (Principal
Charles E. Hughes, Jr.                      Executive Officer)


/s/ T. Edwin Stinson, Jr.                   Chief Financial Officer,                    March 31, 2003
---------------------------------------     Secretary, Treasurer and
T. Edwin Stinson, Jr.                       Director (Principal Financial
                                            and Accounting Officer)


/s/ M.G. Sanchez                            Chairman of the Board                       March 31, 2003
---------------------------------------
M. G. Sanchez


/s/ T. Stephen Johnson                      Vice-Chairman of the Board                  March 31, 2003
---------------------------------------
T. Stephen Johnson


/s/ Clay M. Biddinger                       Director                                    March 31, 2003
---------------------------------------
Clay M. Biddinger


/s/ P. Bruce Culpepper                      Director                                    March 31, 2003
---------------------------------------
P. Bruce Culpepper


/s/ Dr. Adam F. Herbert, Jr.                Director                                    March 31, 2003
---------------------------------------
Dr. Adam F. Herbert, Jr.


/s/ W. Andrew Krusen, Jr.                   Director                                    March 31, 2003
---------------------------------------
W. Andrew Krusen, Jr.


/s/ Nancy E. LaFoy                          Director                                    March 31, 2003
---------------------------------------
Nancy E. LaFoy


/s/ Wilford C. Lyon, Jr.                    Director                                    March 31, 2003
---------------------------------------
Wilford C. Lyon, Jr.


/s/ David McIntosh                          Director                                    March 31, 2003
---------------------------------------
David McIntosh

Certification by the Chief Executive Officer pursuant to Sarbanes-Oxley Section 302(a):

I, Charles E. Hughes, Jr., certify that:

     1. I have reviewed this amendment to the annual report on Form 10-K/A of Florida Banks, Inc.;

     2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

Date:  March 31, 2003                 By:  /s/ Charles E. Hughes, Jr.
                                           ------------------------------
                                           Charles E. Hughes, Jr.
                                           President and Chief Executive Officer

Certification by the Chief Financial Officer pursuant to Sarbanes-Oxley Section 302(a):

I, T. Edwin Stinson, Jr., certify that:

     1. I have reviewed this amendment to the annual report on Form 10-K/A of Florida Banks, Inc.;

     2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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


Date:  March 31, 2003                       By:  /s/ T. Edwin Stinson, Jr.
                                                 -------------------------------
                                                 T. Edwin Stinson, Jr.
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

         Exhibit
         Number            Description of Exhibit
         ------            ----------------------


          23.1             Consent of Deloitte & Touche, LLP