Form 10-Q
period 2003-03-31
FLORIDA BANKS INC
filed 2003-05-12
CIK 1058802

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         (Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2003

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

                                 (904) 332-7770
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -    -

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                    Outstanding
COMMON STOCK, $.01 PAR VALUE             6,784,935 OUTSTANDING AT April 28, 2003
PER SHARE

                                Table of Contents
Part I  Financial Information

Item 1.  Financial Statements ........................................   Page 3


Item 2.  Management's discussion and Analysis of Financial
         Condition and Results of Operations .........................   Page 13

Item 3.   Quantitative and Qualitative Disclosures about
           Market Risk ...............................................   Page 20

Item 4.  Controls and Procedures .....................................   Page 21


Part II   Other Information

Item 1.  Legal Proceedings ...........................................   Page 22

Item 2.  Changes in Securities .......................................   Page 22

Item 3.  Defaults Upon Senior Securities .............................   Page 22

Item 4.  Submission of Matters to a Vote of Security Holders .........   Page 22

Item 5.  Other Information ...........................................   Page 22

Item 6.  Exhibits and Reports on Form 8-K ............................   Page 22

PART I.  Financial Information
Item 1.  Financial Statements
FLORIDA BANKS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS  (Unaudited)
--------------------------------------------------------------------------------

                                                                                                        March 31,      December 31,
ASSETS                                                                                                    2003             2002
CASH AND DUE FROM BANKS                                                                              $  29,036,219    $  26,964,504
FEDERAL FUNDS SOLD AND REPURCHASE AGREEMENTS                                                            62,528,000       62,515,000
                                                                                                     -------------    -------------
           Total cash and cash equivalents                                                              91,564,219       89,479,504
INVESTMENT SECURITIES:
  Available for sale, at fair value (cost $47,162,231 and $50,155,158
    at March 31, 2003 and December 31, 2002)                                                            47,687,248       50,930,650
  Held to maturity, at cost (fair value $0 and $229,475
    at March 31, 2003 and December 31, 2002)                                                                                227,925
  Other investments                                                                                      3,299,050        2,493,350
                                                                                                     -------------    -------------
           Total investment securities                                                                  50,986,298       53,651,925
MORTGAGE LOANS HELD FOR SALE                                                                            89,959,868       54,674,248
LOANS:
  Commercial real estate                                                                               336,271,629      313,120,588
  Commercial                                                                                           173,183,597      166,122,230
  Residential mortgage                                                                                  30,062,883       23,080,140
  Consumer                                                                                              48,313,260       45,859,704
  Credit card and other loans                                                                            1,953,203        2,791,678
                                                                                                     -------------    -------------
           Total loans                                                                                 589,784,572      550,974,340
  Allowance for loan losses                                                                             (7,503,368)      (7,263,029)
  Net deferred loan fees                                                                                  (650,837)        (519,271)
                                                                                                     -------------    -------------
           Net loans                                                                                   581,630,367      543,192,040
PREMISES AND EQUIPMENT, NET                                                                              5,500,030        5,466,332
ACCRUED INTEREST RECEIVABLE                                                                              2,295,876        2,375,102
DEFERRED INCOME TAXES, NET                                                                               3,580,648        3,908,751
DERIVATIVE INSTRUMENTS                                                                                   2,917,062        2,321,643
OTHER REAL ESTATE OWNED                                                                                    652,500          652,500
OTHER ASSETS                                                                                            10,969,827          343,505
                                                                                                     -------------    -------------
TOTAL ASSETS                                                                                         $ 840,056,695    $ 756,065,550
                                                                                                     =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
  Noninterest-bearing demand                                                                         $  95,019,075    $ 141,395,150
  Interest-bearing demand                                                                               55,654,059       52,803,427
  Regular savings                                                                                       72,413,780       66,940,672
  Money market accounts                                                                                 25,107,294       19,210,512
  Time $100,000 and over                                                                               361,112,204      314,852,717
  Other time                                                                                            87,375,751       69,707,230
                                                                                                     -------------    -------------
          Total deposits                                                                               696,682,163      664,909,708
REPURCHASE AGREEMENTS SOLD                                                                              51,316,707        4,653,878
OTHER BORROWED FUNDS                                                                                    14,461,385        9,921,898
ACCRUED INTEREST PAYABLE                                                                                 2,624,990        2,377,963
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                                    4,701,395        4,765,136
                                                                                                     -------------    -------------
          Total liabilities                                                                            769,786,640      686,628,583
                                                                                                     -------------    -------------
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES
   OF SUBSIDIARY TRUST                                                                                  16,503,668       16,473,092
                                                                                                     -------------    -------------
SHAREHOLDERS' EQUITY:
  Series C Preferred Stock, $100.00 par value, 50,000 shares authorized,
    50,000 shares issued and outstanding                                                                 5,000,000        5,000,000
  Common stock, $.01 par value; 30,000,000 shares authorized; 6,784,935 and
    6,768,362 shares issued, respectively                                                                   67,850           67,684
  Additional paid-in capital                                                                            52,453,167       52,287,390
  Accumulated deficit (deficit of $8,434,037
     eliminated upon quasi-reorganization on December 31, 1995)                                         (4,082,083)      (4,874,873)
  Accumulated other comprehensive income, net of tax                                                       327,453          483,674
                                                                                                     -------------    -------------
          Total shareholders' equity                                                                    53,766,387       52,963,875
                                                                                                     -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                           $ 840,056,695    $ 756,065,550
                                                                                                     =============    =============

See notes to condensed financial statements.

 FLORIDA BANKS, INC.
 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)
 -------------------------------------------------------------------------------

                                                                                                   Three-Month Period Ended
                                                                                                            March 31,
                                                                                               ------------------------------------

                                                                                                  2003                     2002
                                                                                               -----------              -----------
INTEREST INCOME:
  Loans, including fees                                                                        $ 9,285,628              $ 7,230,160
  Investment securities                                                                            408,679                  575,134
  Federal funds sold                                                                               104,362                  202,859
                                                                                               -----------              -----------
          Total interest income                                                                  9,798,669                8,008,153
                                                                                               -----------              -----------

INTEREST EXPENSE:
  Deposits                                                                                       3,734,228                3,485,513
  Repurchase agreements                                                                            100,892                  126,135
  Borrowed funds                                                                                   104,663                  117,136
                                                                                               -----------              -----------
          Total interest expense                                                                 3,939,783                3,728,784
                                                                                               -----------              -----------

NET INTEREST INCOME                                                                              5,858,886                4,279,369

PROVISION FOR LOAN LOSSES                                                                          889,039                  380,434
                                                                                               -----------              -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                                                     4,969,847                3,898,935
                                                                                               -----------              -----------

NONINTEREST INCOME:
  Service fees                                                                                     518,445                  368,448
  Gain on sale of mortgage loans                                                                 2,271,626
  Mortgage loan processing fees                                                                    477,553
  Mortgage loan origination fees                                                                   181,937                   92,436
  Other noninterest income                                                                         234,248                   76,324
                                                                                               -----------              -----------

                                                                                                 3,683,809                  537,208
                                                                                               -----------              -----------

NONINTEREST EXPENSES:
  Salaries and benefits                                                                          5,113,894                2,188,843
  Occupancy and equipment                                                                          628,804                  466,550
  Data processing                                                                                  258,986                  196,914
  Dividends on preferred security of subsidiary trust                                              222,076                   82,982
  Other                                                                                          1,211,324                  697,870
                                                                                               -----------              -----------

                                                                                                 7,435,084                3,633,159
                                                                                               -----------              -----------

INCOME  BEFORE PROVISION
  FOR INCOME TAXES                                                                               1,218,572                  802,984

PROVISION FOR INCOME TAXES                                                                         425,782                  306,662
                                                                                               -----------              -----------
NET INCOME                                                                                     $   792,790              $   496,322
                                                                                               ===========              ===========

PREFERRED STOCK DIVIDENDS                                                                          (61,644)                (120,049)
                                                                                               -----------              -----------

NET INCOME APPLICABLE TO COMMON SHARES                                                         $   731,146              $   376,273
                                                                                               ===========              ===========
INCOME PER COMMON SHARE:
  Basic                                                                                        $      0.11              $      0.07
                                                                                               ===========              ===========
  Diluted                                                                                      $      0.11              $      0.07
                                                                                               ===========              ===========

 See notes to condensed financial statements.

FLORIDA BANKS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY  (Unaudited)
--------------------------------------------------------------------------------

                                                    Preferred Stock       Common Stock         Additional
                                                ---------------------   --------------------    Paid-In      Accumulated
                                                Shares    Par Value     Shares     Par Value    Capital        Deficit


BALANCE, JANUARY 1, 2002                        102,283   $ 6,955,244   5,677,660  $  56,777  $44,964,967   $ (6,079,156)
Comprehensive income:

   Net Income                                                                                                  1,467,058
  Unrealized gain on available for sale
     investment securities, net of tax of
$144,482

      Comprehensive income
Conversion of Series B Preferred Stock into
     common stock                              (102,283)   (6,955,244)  1,022,830     10,228    6,945,016
Exercise of stock options                                                   7,063         71       46,401
Issuance of common stock under employee

    stock purchase plan                                                    41,133        411      210,359
Issuance of restricted stock                                               19,676        197      120,647

Issuance of Series C Preferred Stock, net        50,000   $ 5,000,000

Series B Preferred Stock dividends paid                                                                         (262,775)

                                                _______   ___________   _________  _________  ___________   ____________

BALANCE, DECEMBER 31, 2002                       50,000     5,000,000   6,768,362     67,684   52,287,390     (4,874,873)
Comprehensive income:

   Net Income                                                                                                    792,790
  Unrealized gain on available for sale
     investment securities, net of tax of
$94,254
      Comprehensive income
Issuance of common stock to Employee

    Stock Purchase Plan                                                    14,842        148      101,816
Expenses of Series C Preferred Stock offering                                                     (10,677)
Exercise of stock options and issue of stock
grants                                                                      1,731         18       74,638

                                                _______   ___________   _________  _________  ___________   ____________

BALANCE, March 31, 2003  (Unaudited)             50,000   $ 5,000,000   6,784,935  $  67,850  $52,453,167   $ (4,082,083)


                                               Accumulated
                                                  Other
                                              Comprehensive
                                              (loss) income
                                               Net of Tax            Total


BALANCE, JANUARY 1, 2002                      $     244,202       $46,142,034
Comprehensive income:

   Net Income                                                       1,467,058
  Unrealized gain on available for sale
     investment securities, net of tax of
$144,482                                            239,472           239,472

      Comprehensive income                                          1,706,530
Conversion of Series B Preferred Stock into
     common stock
Exercise of stock options                                              46,472
Issuance of common stock under employee

    stock purchase plan                                               210,770
Issuance of restricted stock                                          120,844

Issuance of Series C Preferred Stock, net                           5,000,000

Series B Preferred Stock dividends paid                              (262,775)

                                              _____________      ______________

BALANCE, DECEMBER 31, 2002                          483,674        52,963,875
Comprehensive income:

   Net Income                                                         792,790
  Unrealized gain on available for sale
     investment securities, net of tax of
$94,254                                            (156,221)         (156,221)
      Comprehensive income                                            636,579
Issuance of common stock to Employee

    Stock Purchase Plan                                               101,964
Expenses of Series C Preferred Stock offering                         (10,677)
Exercise of stock options and issue of stock
grants                                                                 74,656

                                                 __________       ___________

BALANCE, March 31, 2003  (Unaudited)             $  327,453       $53,766,387



See notes to condensed financial statements.

FLORIDA BANKS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS  (Unaudited)
--------------------------------------------------------------------------------

                                                                                                         Three-Month Period Ended
                                                                                                               March 31,
                                                                                                  ----------------------------------
OPERATING ACTIVITIES:                                                                                     2003             2002
                                                                                                  ----------------------------------
  Net income                                                                                        $    792,790       $    496,322
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                                      223,657            206,930
      Reinvested dividends on investment securities                                                      (30,226)           (40,686)
      Deferred income tax provision                                                                      422,357            294,662
      Accretion of discounts on investments, net                                                        (286,903)           (25,488)
      Amortization of premium on loans                                                                    21,229             42,223
      Provision for loan losses                                                                          889,039            380,434
      (Gain) loss on foreign currency translation                                                        (11,515)            23,594
      Loss on derivative instruments                                                                       4,148             13,277
      Net increase in mortgage loans held for sale                                                   (35,285,620)
      Decrease (increase) in accrued interest receivable                                                  79,226           (196,816)
      Increase (decrease) in accrued interest payable                                                    247,027           (128,132)
      Decrease (increase) in other assets                                                               (626,322)            41,558
      Decrease in other liabilities                                                                      (63,741)          (739,719)
                                                                                                    ------------       ------------
           Net cash provided by operating activities                                                 (33,624,854)           368,159
                                                                                                    ------------       ------------
INVESTING ACTIVITIES:
  Proceeds from sales, paydowns and maturities of investment securities:
    Available for sale                                                                                17,662,829          2,745,158
    Held to maturity                                                                                     227,925
  Purchases of investment securities:
    Available for sale                                                                               (14,352,772)       (13,140,037)
    Other investments                                                                                   (805,700)
  Net increase in loans held for investment                                                          (39,337,080)       (33,436,437)
  Purchase of bank owned life insurance                                                              (10,000,000)
  Proceeds from sale of other real estate owned                                                                             242,979
  Purchases of premises and equipment                                                                   (257,355)          (119,799)
                                                                                                    ------------       ------------
           Net cash used in investing activities                                                     (46,862,153)       (43,708,136)
                                                                                                    ------------       ------------
FINANCING ACTIVITIES:
  Net decrease in demand deposits, money market accounts and savings accounts                        (32,653,157)        (9,394,866)
  Net increase in time deposits                                                                       63,928,008          2,534,269
  Increase in repurchase agreements                                                                   46,662,829         34,682,234
  Increase in borrowed funds                                                                           4,539,487             16,516
  Proceeds from FHLB advances                                                                                             3,000,000
  Proceeds from exercise of stock options and issuance of stock grants                                    74,656
  Preferred dividends paid                                                                                                 (122,718)
  Issuance cost of trust preferred securities                                                             30,576            (29,190)
  Issuance cost of Series C preferred stock                                                              (10,677)
                                                                                                    ------------       ------------
           Net cash provided by financing activities                                                  82,571,722         30,686,245
                                                                                                    ------------       ------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  2,084,715        (12,653,732)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                                 89,479,504         73,989,159
                                                                                                    ------------       ------------

  End of period                                                                                     $ 91,564,219       $ 61,335,427
                                                                                                    ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                                                          $  3,692,756       $ 12,653,732
NONCASH FINANCING ACTIVITIES:
                                                                                                    ============       ============
Proceeds from demand deposits used to purchase shares of
     common stock under Employee Stock Purchase Plan                                                $    101,964       $     86,549
                                                                                                    ============       ============

See notes to condensed financial statements

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED
MARCH 31, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION

     Florida Banks, Inc. (the "Company") was incorporated October 15, 1997 to become a bank holding company and acquire First National Bank of Tampa (the "Bank"). On August 4, 1998, the Company completed its initial public offering and its merger (the "Merger") with the Bank pursuant to which the Bank was merged with and into Florida Bank No.1, N.A., a wholly-owned subsidiary of the Company, and renamed Florida Bank, N.A.

     The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements. These unaudited condensed financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders incorporated by reference into the Company's Form 10-K for the year ended December 31, 2002. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results of the interim periods have been made. Results of operations for the three- month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

     The consolidated  financial  statements include the accounts of the Company
     and  its   subsidiaries.   All   significant   intercompany   balances  and
     transactions have been eliminated in consolidation.

2.   EARNINGS PER COMMON SHARE

     The  following  is  a  reconciliation   of  the  denominator  used  in  the
     computation of basic and diluted earnings per common share.

                                                 Three-Month Period Ended
                                                         March 31,
                                              --------------------------------
                                                   2003             2002
                                              ---------------  ---------------

     Weighted average number of common
       shares outstanding - Basic                 6,782,579      5,692,094

     Incremental shares from the assumed
       conversion of stock options                  111,871         16,497
                                                  ---------      ---------

     Total - Diluted                              6,894,450      5,708,591

     The incremental shares from the assumed conversion of stock options for the three-month periods ended March 31, 2003 and 2002 were determined using the treasury stock method, under which the assumed proceeds were equal to (1) the amount that the Company would receive upon exercise of the options plus
     (2) the amount of tax benefit that would be credited to additional paid-in capital assuming exercise of the options. The assumed proceeds are used to purchase outstanding common shares at the Company's average market value for the period.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED
MARCH 31, 2003 AND 2002 (UNAUDITED) (Continued)
--------------------------------------------------------------------------------


3.   DERIVATIVE INSTRUMENTS

     The Company adopted Statement of Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001. This statement requires all derivative instruments to be recorded on the balance sheet at fair value.

     The following  instruments  qualify as  derivatives  as defined by SFAS No.
     133:

                                                          March 31, 2003
                                          --------------------------------------
                                          Contract/Notional          Fair
                                               Amount               Value

     Interest rate swap agreements              $ 103,500,000        $ 2,908,611
     Foreign currency swap agreements             $ 2,000,000            $ 8,451
     Commitments to fund mortgage loans         $ 146,000,000        $ 1,000,000

     Interest  rate  swap  agreements  at March 31,  2003  consist  of  eighteen agreements, which effectively convert the interest rate on certain certificates of deposit from a fixed rate to a variable rate to more closely match the interest rate sensitivity of the Company's assets and liabilities. The Company has designated and assessed the derivatives as highly effective fair value hedges, as defined by SFAS No. 133. Additionally, the Company entered into a foreign currency swap agreement during the first quarter of 2001. This swap agreement does not qualify for hedge accounting under SFAS No. 133. Accordingly, all changes in the fair value of the foreign currency swap agreement are reflected in the earnings of the Company. The Company recognized gains of $7,367 during the three-month period ended March 31, 2003 as a result of changes in the fair value of the foreign currency agreement and the related translation adjustment.

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

4.   PREFERRED STOCK

     On December 31, 2002, the Company issued 50,000 shares of Series C Preferred stock for $100.00 per share through a private placement. The Series C preferred stock is not convertible or redeemable, except as a result of a change in control. Non-cumulative dividends accrue at five percent annually and are payable quarterly in arrears. In the event of any liquidation, dissolution or winding up of affairs of the Company, holders of Series C preferred stock at the time shall receive $100.00 per share plus an amount equal to accrued and unpaid dividends thereon through and including the date of distribution prior to any distribution to holders of common stock. The liquidation preference at March 31, 2003 was $5,061,644.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED
MARCH 31, 2003 AND 2002 (UNAUDITED) (Continued)
--------------------------------------------------------------------------------


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

5.   RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. In addition, the Interpretation clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations that the guarantor has undertaken in issuing the guarantee. The Company adopted the disclosure requirements of FIN 45 for the fiscal year ended December 31, 2002, and the recognition provisions on January 1, 2003. Adoption of this Interpretation did not have a material impact on the Company's consolidated financial position and consolidated results of operations.

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

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED
MARCH 31, 2003 AND 2002 (UNAUDITED) (Continued)
--------------------------------------------------------------------------------


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

     On December 19, 2002, the Company participated in a pooled trust preferred offering. In connection with the transaction, the Company, through its subsidiary trust, Florida Banks Statutory Trust II (the "Statutory Trust II"), issued $3,000,000 in trust preferred securities. The Statutory Trust II also issued $93,000 of common securities to the Company and used the total proceeds to purchase $3,093,000 in 30-year subordinated debentures of the Company. The trust preferred securities pay dividends at an initial rate of 4.66% through March 25, 2003. The rate then becomes a floating rate based on 3-month LIBOR plus 3.75%, adjusted quarterly after each dividend payment date. Dividend payment dates are March 26, June 26, September 26 and December 26 of each year. There is a par call option beginning December 26, 2007. The subordinated debentures are the sole assets of the Statutory Trust II and are eliminated, along with the related income statement effects, in the Company's consolidated financial statements.

7.   GUARANTEES

     The Company issues standby letters of credit to provide credit support for some creditors in case of default. As of March 31, 2003, the carrying amount of the liability was $0 and the maximum potential payment was $10,029,404.

8.   SEGMENT REPORTING

     Prior to  October  1, 2002,  the  Company  had one  reporting  segment.  In
     October, 2002, the Company started a mortgage banking division which is managed as a segment. Accordingly, from October 2002 forward, the Company has two reporting segments, the commercial bank and the mortgage bank. The commercial bank segment provides its commercial customers such products as working capital loans, equipment loans and leases, commercial real estate loans and other business related products and services. This segment also offers mortgage loans to principals of its commercial customers. The mortgage bank segment originates mortgage loans through a network of mortgage brokers and sells these loans (on a wholesale basis) into the secondary market.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED
MARCH 31, 2003 AND 2002 (UNAUDITED) (Continued)
--------------------------------------------------------------------------------


     Information  about  reportable   segments,   and   reconciliation  of  such
     information to the consolidated financial statements as of and for the three-month period ended March 31, 2003 follows:

                                  Commercial         Mortgage                          Intersegment         Consolidated
                                     Bank              Bank            Other           Eliminations            Total
                               ------------------  ---------------  ---------------  -------------------  -------------------

Net interest income                  $ 5,426,970        $ 596,153       $ (164,237)                              $ 5,858,886

Noninterest income                       924,975        2,749,180            9,654                                 3,683,809

Provision for loan losses                889,039                                                                     889,039

Noninterest expense                    4,018,892        2,368,852        1,047,340                                 7,435,084

Net income (loss) before taxes         1,444,014          976,481       (1,201,923)                                1,218,572

Assets                               747,045,603       91,167,106       71,039,877          (69,195,891)       $ 840,056,695

Expenditures for additions
  to premises and equipment              229,002           28,231              122                                   257,355

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in footnote 1 of the Company's consolidated financial statements for the years ended December 31, 2000, 2001 and 2002 filed in conjunction with the Company's annual report on form 10-K for the year ended December 31, 2002. The Company evaluates performance based on profit or loss from operations before income taxes.

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

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED
MARCH 31, 2003 AND 2002 (UNAUDITED) (Continued)
--------------------------------------------------------------------------------


9.   STOCK OPTIONS

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


                                                       Three-Month Period Ended
                                                              March 31,
                                                    ----------------------------
                                                       2003              2002
Net income applicable to common shares
  As reported                                       $   731,146     $   376,273

Total stock-based employee compensation
  cost included in the determination of net
  income, net of related tax effects                     40,235

Total stock-based employee compensation
  cost determined under fair value method               (39,481)        (49,591)
  for all awards, net of related tax effects

Pro forma net income applicable
  to common shares                                  $   731,900     $   326,682

Earnings per share - Basic
  As reported                                       $      0.11     $      0.07
  Pro forma                                         $      0.11     $      0.06
Earnings per share - Diluted
  As reported                                       $      0.11     $      0.07
  Pro forma                                         $      0.11     $      0.06

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

Other Real Estate Owned - The Company obtains real estate through foreclosure. Such property is recorded based upon the market value determined by an independent appraisal less estimated selling cost. If market conditions decline in the area in which the property is located, then the value of other real estate owned will be negatively impacted, resulting in a negative impact to the Company's earnings.

Derivative Instruments - The Company has entered into several interest swaps, a foreign currency swap and had provided interest rate swaps to loan participants. As a result of these activities the Company recognizes income and expense related to such derivative instruments as determined by the change in the fair market value of these derivative instruments. The fair market value of these instruments is determined by quotes obtained from the related counter parties in combination with a valuation model utilizing discounted cash flows. The valuation of these derivative instruments is a significant estimate that is largely affected by changes in interest rates. If interest rates significantly increase or decrease, the value of these instruments will significantly change, resulting in an impact on the earnings of the Company.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

The Company's net income applicable to common shares for the first quarter of 2003 was $731,146, compared to $376,273 for the first quarter of 2002. Basic and diluted income per common share for the first quarter of 2003 was $.11 compared to $.07 for the first quarter of 2002. The increase in net income can be attributed to increased net interest income, and increased non-interest income, partially offset by an increase in the provision for loan losses and an increase in non-interest expenses.

The increase in net interest income of $1,580,000 or 36.9%, to $5.9 million for the first quarter of 2003 compared to $4.3 million for the first quarter of 2002, consists of an increase in interest income of $1.8 million, or 22.4%, and an increase in interest expense of $211,000, or 5.7%. The increase in interest income in the first quarter of 2003 is primarily attributable to an increase of $2.1 million in interest and fees on loans resulting from the growth in the loan portfolio, partially offset by decreases in interest income from investments and federal funds sold. The increase in interest expense resulted primarily from an increase of $249,000 in interest on deposits, partially offset by decreases in interest on repurchase agreements and borrowed funds. The increase in interest expense on deposits is primarily attributable to an increase in deposits, partially offset by a decrease in market interest rates on deposits. The decrease in interest expense on repurchase agreements and borrowed funds is primarily attributable to the decline in market interest rates on these instruments.

The provision for loan losses charged to operations increased $509,000 to $889,000 for the first quarter of 2003 from $380,000 in the first quarter of 2002. This increase primarily reflects growth of the overall loan portfolio in the first quarter of 2003 as compared to the first quarter of 2002. For a more detailed discussion of the provision for loan losses, see "Allowance for Loan Losses" in the "Financial Condition" section below.

Non-interest income increased 586.0% or $3.1 million, to $3.7 million for the three months ended March 31, 2003 from $537,000 for the three months ended March 31, 2002. The increase in non-interest income primarily resulted from gains on sale of mortgage loans of $2.3 million and mortgage loan processing fees of $478,000 for the three months ended March 31, 2003, compared to zero for these categories for the same period in 2002. These income categories relate to the Bank's wholesale mortgage division, which commenced operation in the fourth quarter of 2002. Due to the short time that this division has been in operation, and the substantial portion of its revenue attributable to mortgage refinance activity, there can be no assurance that the current levels of income will continue in the future. Service fees on deposits increased $150,000 or 40.7% to $518,000 for the three months ended March 31, 2003 from $368,000 for the three months ended March 31, 2002. This increase is primarily attributable to an increase in deposit accounts. Mortgage loan origination fees increased $90,000 or 97.0% to $182,000 for the three months ended March 31, 2003 from $90,000 for the three months ended March 31, 2002. This increase is primarily attributable to increased volume in residential mortgage loans. Other non-interest income increased $158,000, or 207.0% to $234,000 for the three months ended March 31, 2003 from $176,000 for the three months ended March 31, 2002. The increase in other non-interest income is primarily attributable to increases in Automated Clearing House fees, and other non-deposit related service charges.

Non-interest expense increased $3.8 million or 105.0% to $7.4 million for the three-month period ended March 31, 2003 compared to $3.6 million for the three-month period ended March 31, 2002. The increase in non-interest expense resulted primarily from increases in salaries and benefits, dividends on preferred security of subsidiary trust, and other expenses. Salaries and benefits expenses increased $2.9 million to $5.1 million for the first quarter of 2003 compared to $2.2 million for the first quarter of 2002. This increase is primarily the result of additional staff associated with the overall growth of the Company's business and with the addition of the wholesale mortgage division started in the third quarter of 2002. Dividends on preferred securities of subsidiary trusts increased $139,000 or 167.6% to $222,000 for the first quarter of 2003, compared to $83,000 for the first quarter of 2002. This increase was due to an increase in the amount of these securities outstanding. Other expenses increased $513,000, or 73.6% to $1.2 million for the first quarter of 2003 compared to $698,000 for the first quarter of 2002. This increase is primarily attributed to the expenses associated with supporting operations related to the overall growth of the Company. Specific operational expenses which increased include communications, recruitment expenses and postage/courier expenses.

A provision for income taxes of $426,000 was recognized for the first quarter of 2003 compared to $307,000 for the same period in 2002. These provisions for income taxes represent an estimated effective annual tax rate of approximately 35% and 38% respectively.

FINANCIAL CONDITION

Total assets at March 31, 2003 were $840.1 million, an increase of $84.0 million or 11.1%, from $756.1 million at December 31, 2002. The increase in total assets primarily resulted from the growth in loans outstanding and mortgage loans held for sale which were funded by new deposit growth and other borrowed funds. Total investment securities decreased $2.7 million or 5.0% to $51.0 million at March 31, 2003 as compared to $53.7 million at December 31, 2002. Federal funds sold remained consistent at $62.5 million at both March 31, 2003 and December 31, 2002.

Loans held for investment increased $38.8 million, or 7.0%, to $589.8 million at March 31, 2003, from $551.0 million at December 31, 2002. Mortgage loans held for sale increased $35.3 million or 64.5% to $90.0 million at March 31, 2003 from $54.7 million at December 31, 2002. These increases in loans were funded by increases in depository accounts, repurchase agreements sold and other borrowings. The allowance for loan losses increased $240,000 or 3.3% during the first three months of 2003. The increase resulted from net charge-offs of loans of $649,000 plus additional provisions of $889,000 during that period. The allowance for loan losses as a percent of total loans held for investment was 1.27% at March 31, 2003 and 1.32% at December 31, 2002. Management believes that such allowance for loan losses is sufficient to cover estimated losses in the Bank's loan portfolio.

Deposits increased $31.8 million, or 4.8%, to $696.7 million at March 31, 2003 from $664.9 million at December 31, 2002. The increase in total deposits primarily resulted from an increase of $46.3 million or 14.7% in time deposits $100,000 and over, combined with an increase of $17.7 million or 25.3% in other time deposits. Time deposits often fluctuate in response to interest rate changes and can vary rather significantly on a quarterly basis. The increase in time deposits $100,000 and over resulted primarily from an increase in brokered deposits. Noninterest-bearing deposits decreased $46.4 million or 32.8%. This is a result of the transfer of funds into demand deposit accounts which were previously invested in repurchase agreements sold. This transfer is related to the customer's intangible tax strategy. These funds flowed back into repurchase agreements after year-end, as can be seen by comparing the relative balances of demand deposits and repurchase agreements sold at March 31, 2003 and December 31, 2002. Savings deposits decreased $5.5 million or 8.2%. Money market accounts increased $5.9 million or 30.7%. Growth in money market accounts are primarily attributable to continued expansion of the Company's customer base as a result of ongoing marketing activities.

Repurchase agreements sold increased $46.7 million, or 1,002.7%, to $51.3 million at March 31, 2003 from $4.7 million at December 31, 2002, for reasons discussed in the previous paragraph, together with continued expansion of the Company's customer base. Other borrowed funds increased $4.5 million or 45.8% to $14.5 million at March 31, 2003 from $9.9 million at December 31, 2002. Accrued interest payable increased $247,000 or 10.4%, to $2.6 million at March 31, 2003 from $2.4 million at December 31, 2002. This increase is due primarily to an increase in interest-bearing deposits and other interest-bearing liabilities highlighted herein.

Accounts payable and accrued expenses decreased $64,000 or 1.3% to $4.7 million at March 31, 2003 from $4.8 million at December 31, 2002.

Shareholders' equity increased by $803,000 to $53.8 million at March 31, 2003, from $53.0 million at December 31, 2002. This increase is the result of net income for the first three months of 2003 of $793,000, combined with the issue of stock under the Company's Employee Stock Purchase Plan of $102,000, and the issue of stock related to exercise of options and issue of stock grants of
$75,000. These increases were partially offset by a decrease in other comprehensive income related to an unrealized gain in the Company's bond portfolio of $156,000 and the recording of offering expenses of the Series C Preferred Stock issue to additional paid-in capital of $11,000.

Non-accrual loans were $855,000 at March 31, 2003, a decrease of $680,000 or 79.5%, compared to the balance of $1.5 million at December 31, 2002. These loans were reclassified under the Bank's policy of transferring loans to non-accrual status when they become more than 90 days past due on either principal or interest. The Company believes the specific reserves placed against these loans are adequate, and payment is being sought from secondary sources, such as the sale of collateral.

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

Summary

References to "loans" in the following two paragraphs refer to loans held for investment.

The various methodologies included in this analysis take into consideration the historic loan losses and specific allowances. In addition, the allowance incorporates the results of measuring impaired loans as provided by Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. Specific allowances totaled $2.0 million at March 31, 2003. The range for the allowance for loan losses at March 31, 2003, including specific allowances, was determined to be between $6.0 million or 1.01% of loans (low range) and $10.0 million or 1.70% of loans (high range).

At March 31, 2003, the Bank's total allowance for loan losses is $7.5 million or 1.27% of loans as compared to $7.3 million or 1.32% of loans at December 31, 2002. Criticized/Classified assets have decreased when measured against loans outstanding. This is primarily attributable to the charge-off during the first quarter of certain credits for which specific reserves were established at the end of 2002. At March 31, 2003, this benchmark was 3.9% of loans outstanding compared to 4.5% at December 31, 2002. Past due loans have increased to .39% of loans outstanding at March 31, 2003 compared to .14% at December 31, 2002. Non-Performing Assets have declined as a percentage of total loans including other real estate owned to .15% at March 31, 2003 versus .28% at December 31, 2002. Net loan losses for the first three months of 2003 were $649,000 or .11% of average loans outstanding for the period, compared to $8,000, or .0% of average loans for the same period in 2002.

LIQUIDITY

The Company, through its subsidiary, the Bank, has traditionally maintained levels of liquidity above levels required by regulatory authorities. The Bank's operational needs, demand for loan disbursements, and savings withdrawals can be met by loan principal and interest payments received, new deposits, and excess liquid assets. Significant loan demand, deposit withdrawal, increased delinquencies and increased real estate acquired in settlement of loans could alter this condition. Management does not foresee any liquidity problems for the remainder of 2003.

Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2003 balance sheet evidences a satisfactory liquidity position as total cash and cash equivalents amounted to $91.6 million, representing 10.9% of total assets. Investment securities available for sale amounted to $47.7 million, representing 5.7% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities are also a source of liquidity. For the three-month period ended March 31, 2003, total deposits increased from $664.9 million at December 31, 2002 to $696.7 million, or 4.8%. During this period, repurchase agreements sold increased from $4.7 million to $51.3 million, or 1002.7%, and other borrowed funds increased $4.5 million from $9.9 million to $14.5 million, or 45.8%. There can be no assurance that the Company will be able to maintain this level of growth. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

The Company's Board and executive officers are committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

In December 2001, April 2002, June 2002, and December 2002, the Company participated in pooled trust preferred offerings. By issuing trust preferred securities through its subsidiary trusts, the Company was able to increase its Tier 1 capital for regulatory purposes without diluting the ownership interests of its common shareholders. Also, dividends paid on trust preferred securities are deductible as interest expense for income tax purposes. For the specific transactions, terms and rates of the Company's trust preferred securities issues, please refer to footnote 6 of Item 1 above, together with footnote 13 of the Company's consolidated financial statements for the years ended December 31, 2000, 2001 and 2002 filed in conjunction with the Company's annual report on form 10-K for the year ended December 31, 2002. At March 31, 2003, the net proceeds from pooled trust preferred trust offerings included in the calculation of Tier 1 capital for regulatory purposes is $16.5 million.

The table below illustrates the Bank's regulatory capital ratios at March 31, 2003:

                                        March 31,               Regulatory
Bank                                       2003                Requirement
                                   ---------------------   ---------------------

Tier 1 Capital                            9.50 %                  4.00 %
                                          ====                    ====

Total risk-based capital ratio            10.55 %                 8.00 %
                                          =====                   ====

Leverage ratio                            8.93 %                  4.00 %
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

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

The Company and its representatives may from time to time make written or oral statements that are "forward-looking" and provide other than historical information, including statements contained in the Form 10-Q, the Company's other filings with the Securities and Exchange Commission or in communications to its shareholders. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the risk factors listed below.

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


Item 3.  Qualitative and Quantitative Disclosures About Market Risk

The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-earning liabilities subject to repricing over a specified period and the amount of change in individual interest rates. In the current interest rate environment, the liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable performance levels. A decreasing rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing rate environment, earnings are positively impacted. This asset/liability mismatch in pricing is referred to as gap ratio and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap ratio of 1.00 means that assets and liabilities are perfectly matched as to repricing. Management has targeted gap ratio guidelines for a one-year time horizon of between .80 and 1.20 for the Bank. At March 31, 2003, the Bank had a cumulative gap ratio of approximately 1.04 for the one-year period ending March 31, 2004. At March 31, 2003, the Company had a cumulative gap ratio of 1.43 for the three-month time period. Given these gap ratios, over the next three-month period, rate-sensitive assets will reprice faster than rate-sensitive liabilities, and for the following nine-month period, rate sensitive liabilities will reprice faster than rate-sensitive assets.

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

In addition to the gap analysis, management uses rate shock simulation to measure the rate sensitivity of its balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on the Company's net interest margin. The Company measures its interest rate risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a period of twelve months. The Company's most recent rate shock simulation analysis, performed as of March 31, 2003, indicates that a 200 basis point increase in rates would cause an increase in net interest income of $6.7 million over the next twelve-month period. Conversely, a 200 basis point decrease in rates would cause a decrease in net interest income of $1.6 million over a twelve-month period.

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

At March 31, 2003, the Company was not engaged in trading activities.

The Company enters into interest rate swap agreements to manage its exposure to changes in interest rates and to convert the fixed rate on certain brokered certificates of deposit to a floating rate in order to more closely match interest rate sensitivity between selected assets and liabilities. The Company does not use derivative financial instruments for speculative purposes. As is customary for these types of instruments, the Company does not require collateral or other security from other parties to these instruments. By their nature all such instruments involve risk, including the credit risk of nonperformance by counterparties. However, at March 31, 2003, in management's opinion there was no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

          99.1 Certifying  Statement of the Chief Executive  Officer pursuant to
               Section 1350 of Title 18 of the United States Code as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          99.2 Certifying  Statement of the Chief Financial  Officer pursuant to
               Section 1350 of Title 18 of the United States Code as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          99.3 Certifying  Statement of the Chief Executive  Officer pursuant to
               Section 1350 of Title 18 of the United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.4 Certifying  Statement of the Chief Financial  Officer pursuant to
               Section 1350 of Title 18 of the United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.

     On January 2, 2003, the Company filed a report on Form 8-K announcing the sale of $5 million in Series C Preferred Stock to The South Financial Group in a private placement on December 31, 2002. The Company filed an amendment to this Form 8-K on January 3, 2003.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Florida Banks, Inc.


Date:  May 12, 2003                        By:  /s/ Charles E. Hughes, Jr.
                                                --------------------------------
                                           Charles E. Hughes, Jr.
                                           President and Chief Executive Officer


Date:  May 12, 2003                        By:  /s/ T. Edwin Stinson, Jr.
                                                --------------------------------
                                           T. Edwin Stinson, Jr.
                                           Chief Financial Officer