Form 10-Q
period 2003-06-30
FLORIDA BANKS INC
filed 2003-08-14
CIK 1058802

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         (Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003

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

Title                                     Outstanding
COMMON STOCK, $.01 PAR VALUE              6,798,368 OUTSTANDING AT July 31, 2003
PER SHARE

                                Table of Contents
Part I  Financial Information

Item 1.  Financial Statements ......................................      Page 3


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .......................     Page 14

Item 3.  Qualitative and Quantitative Disclosures about
           Market Risk .............................................     Page 23

Item 4.  Controls and Procedures ...................................     Page 24


Part II   Other Information

Item 1.  Legal Proceedings .........................................     Page 24

Item 2.  Changes in Securities .....................................     Page 24

Item 3.  Defaults Upon Senior Securities ...........................     Page 24

Item 4.  Submission of Matters to a Vote of Security Holders .......     Page 25

Item 5.  Other Information .........................................     Page 25

Item 6.  Exhibits and Reports on Form 8-K ..........................     Page 25

Signatures .........................................................     Page 27

Exhibits ...........................................................     Page 28

PART I.  Financial Information,  Item 1. Financial Statements
FLORIDA BANKS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    June 30,            December 31,
ASSETS                                                                                                2003                  2002
CASH AND DUE FROM BANKS                                                                          $  92,850,657        $  26,964,504
FEDERAL FUNDS SOLD AND REPURCHASE AGREEMENTS                                                        27,372,000           62,515,000
                                                                                                 -------------        -------------
           Total cash and cash equivalents                                                         120,222,657           89,479,504
INVESTMENT SECURITIES:
  Available for sale, at fair value (cost $45,727,698 and $50,155,158 at June
    30, 2003 and December 31, 2002)                                                                 46,142,241           50,930,650
  Held to maturity, at cost (fair value $0 and $229,475 at June 30, 2003 and
    December 31, 2002)                                                                                 227,925
  Other investments                                                                                  3,304,050            2,493,350
                                                                                                 -------------        -------------
           Total investment securities                                                              49,446,291           53,651,925
MORTGAGE LOANS HELD FOR SALE                                                                       106,602,354           54,674,248
LOANS:
  Commercial real estate                                                                           381,213,368          313,120,588
  Commercial                                                                                       164,341,868          166,122,230
  Residential mortgage                                                                              31,130,448           23,080,140
  Consumer                                                                                          48,135,545           45,859,704
  Credit card and other loans                                                                        2,497,060            2,791,678
                                                                                                 -------------        -------------
           Total loans                                                                             627,318,289          550,974,340
  Allowance for loan losses                                                                         (7,997,368)          (7,263,029)
  Net deferred loan fees                                                                              (686,750)            (519,271)
                                                                                                 -------------        -------------
           Net loans                                                                               618,634,171          543,192,040
PREMISES AND EQUIPMENT, NET                                                                          5,824,760            5,466,332
ACCRUED INTEREST RECEIVABLE                                                                          2,512,374            2,375,102
DEFERRED INCOME TAXES, NET                                                                           3,563,619            3,908,751
DERIVATIVE INSTRUMENTS                                                                               2,677,306            2,321,643
OTHER REAL ESTATE OWNED                                                                                652,500              652,500
OTHER ASSETS                                                                                        11,676,790              343,505
                                                                                                 -------------        -------------
TOTAL ASSETS                                                                                     $ 921,812,822        $ 756,065,550
                                                                                                 =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
  Noninterest-bearing demand                                                                     $  94,871,769        $ 141,395,150
  Interest-bearing demand                                                                           51,114,265           52,803,427
  Regular savings                                                                                   73,750,262           66,940,672
  Money market accounts                                                                             25,886,843           19,210,512
  Time $100,000 and over                                                                           430,008,463          314,852,717
  Other time                                                                                        91,813,016           69,707,230
                                                                                                 -------------        -------------
          Total deposits                                                                           767,444,618          664,909,708
REPURCHASE AGREEMENTS SOLD                                                                          50,966,436            4,653,878
OTHER BORROWED FUNDS                                                                                18,867,449            9,921,898
ACCRUED INTEREST PAYABLE                                                                             2,588,192            2,377,963
TRUST PREFERRED SECURITIES                                                                           3,000,000
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                                7,292,088            4,765,136
                                                                                                 -------------        -------------
          Total liabilities                                                                        850,158,783          686,628,583
                                                                                                 -------------        -------------
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES
   OF SUBSIDIARY TRUST                                                                              16,534,243           16,473,092
                                                                                                 -------------        -------------
SHAREHOLDERS' EQUITY:
  Series C Preferred Stock, $100.00 par value, 50,000 shares authorized, 50,000
    shares issued and outstanding                                                                    5,000,000            5,000,000
  Common stock, $.01 par value; 30,000,000 shares authorized; 6,788,935 and
    6,768,362 shares issued, respectively                                                               67,890               67,684
  Additional paid-in capital                                                                        52,567,902           52,287,390
  Accumulated deficit (deficit of $8,134,037
     eliminated upon quasi-reorganization on December 31, 1995)                                     (2,774,546)          (4,874,873)
  Accumulated other comprehensive income, net of tax                                                   258,550              483,674
                                                                                                 -------------        -------------
          Total shareholders' equity                                                                55,119,796           52,963,875
                                                                                                 -------------        -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       $ 921,812,822        $ 756,065,550
                                                                                                 =============        =============

See notes to condensed financial statements

FLORIDA BANKS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Three-Month Period Ended      Six-Month Period Ended
                                                                                        June 30,                   June 30,
                                                                               -----------------------------------------------------
                                                                                   2003          2002         2003           2002
                                                                               -----------   -----------   -----------   -----------
INTEREST INCOME:
      Loans, including fees                                                    $10,733,616   $ 7,947,575   $20,019,244   $15,177,735
      Investment securities                                                        308,810       571,360       717,489     1,146,494
      Federal funds sold                                                           118,298       156,728       222,660       359,587
                                                                               -----------   -----------   -----------   -----------
                Total interest income                                           11,160,724     8,675,663    20,959,393    16,683,816
                                                                               -----------   -----------   -----------   -----------
INTEREST EXPENSE:
      Deposits                                                                   3,906,341     3,454,760     7,640,569     6,940,273
      Repurchase agreements                                                        106,382       125,323       207,274       251,458
      Borrowed funds                                                               170,251       107,967       274,914       225,103
                                                                               -----------   -----------   -----------   -----------
                Total interest expense                                           4,182,974     3,688,050     8,122,757     7,416,834
                                                                               -----------   -----------   -----------   -----------
NET INTEREST INCOME                                                              6,977,750     4,987,613    12,836,636     9,266,982
PROVISION FOR LOAN LOSSES                                                          963,686     1,027,516     1,852,725     1,407,950
                                                                               -----------   -----------   -----------   -----------
NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES                                             6,014,064     3,960,097    10,983,911     7,859,032
                                                                               -----------   -----------   -----------   -----------
NONINTEREST INCOME:
      Service fees                                                                 598,291       401,070     1,116,736       769,518
      Gain on sale of mortgage loans                                             3,068,609                   5,340,235
      Mortgage loan processing fees                                                858,078                   1,335,631
      Mortgage loan origination fees                                               341,089        79,696       523,026       172,132
      Other noninterest income                                                     301,963        87,781       536,211       164,105
                                                                               -----------   -----------   -----------   -----------
                                                                                 5,168,030       568,547     8,851,839     1,105,755
NONINTEREST EXPENSES:
      Salaries and benefits                                                      6,390,489     2,522,202    11,504,383     4,711,045
      Occupancy and equipment                                                      652,953       506,740     1,281,757       973,290
      Data processing                                                              278,248       200,282       537,234       397,196
      Dividends on preferred security of subsidiary trust                          203,759       140,758       425,835       223,740
      Other                                                                      1,616,238       899,734     2,827,562     1,597,604
                                                                               -----------   -----------   -----------   -----------
                                                                                 9,141,687     4,269,716    16,576,771     7,902,875
INCOME BEFORE PROVISION
      FOR INCOME TAXES                                                           2,040,407       258,928     3,258,979     1,061,912
PROVISION FOR INCOME TAXES                                                         671,226        97,427     1,097,008       404,089
                                                                               -----------   -----------   -----------   -----------
NET INCOME                                                                       1,369,181       161,501     2,161,971       657,823
                                                                               -----------   -----------   -----------   -----------
PREFERRED STOCK DIVIDENDS                                                           62,329        20,008       123,973       140,058
                                                                               -----------   -----------   -----------   -----------
NET INCOME APPLICABLE TO COMMON SHARES                                         $ 1,306,852   $   141,493   $ 2,037,998   $   517,765
                                                                               ===========   ===========   ===========   ===========

INCOME PER COMMON SHARE:
      Basic                                                                    $      0.19   $      0.02   $      0.30   $      0.08

      Diluted                                                                  $      0.19   $      0.02   $      0.29   $      0.08



See notes to condensed financial statements.

FLORIDA BANKS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                         Preferred Stock         Common Stock       Additional
                                                    ----------------------------------------------    Paid-In
                                                     Shares     Par Value     Shares     Par Value    Capital

BALANCE, JANUARY 1, 2002                             102,283   $ 6,955,244  5,677,660     $ 56,777  $ 44,964,967
Comprehensive income:
  Net Income
  Unrealized gain on available for sale
    investment securities, net of tax of $144,482
    Comprehensive income
Conversion of Series B Preferred Stock into
    common stock                                    (102,283)   (6,955,244) 1,022,830       10,228     6,945,016
Exercise of stock options                                                       7,063           71        46,401
Issuance of common stock under employee
    stock purchase plan                                                        41,133          411       210,359
Issuance of restricted stock                                                   19,676          197       120,647
Issuance of Series C Preferred Stock, net             50,000     5,000,000
Series B Preferred Stock dividends paid
                                                     -------   -----------  ---------     --------  ------------
BALANCE, DECEMBER 31, 2002                            50,000     5,000,000  6,768,362       67,684    52,287,390
Comprehensive income:
  Net Income
  Unrealized gain on available for sale
    investment securities, net of tax of $94,254
Comprehensive income
Issuance of common stock to Employee
  Stock Purchase Plan                                                          14,842          148       101,816
Exercise of stock warrants                                                      4,000           40        39,960
Series C Preferred Stock offering costs                                                                  (10,677)
Exercise of stock options and issue of stock grants                             1,731           18       149,413
Series C Preferred Stock dividends paid
                                                     -------   -----------  ---------     --------  ------------
BALANCE, June 30, 2003 (Unaudited)                    50,000   $ 5,000,000  6,788,935     $ 67,890  $ 52,567,902
                                                     =======   ===========  =========     ========  ============



                                                                    Accumulated
                                                                       Other
                                                                  Comprehensive
                                                     Accumulated   (loss) income
                                                       Deficit       Net of Tax         Total

BALANCE, JANUARY 1, 2002                            $ (6,079,156)     $ 244,202     $ 46,142,034
Comprehensive income:
  Net Income                                           1,467,058                       1,467,058
  Unrealized gain on available for sale
    investment securities, net of tax of $144,482                       239,472          239,472
    Comprehensive income                                                               1,706,530
Conversion of Series B Preferred Stock into
    common stock
Exercise of stock options                                                                 46,472
Issuance of common stock under employee
    stock purchase plan                                                                  210,770
Issuance of restricted stock                                                             120,844
Issuance of Series C Preferred Stock, net                                              5,000,000
Series B Preferred Stock dividends paid                 (262,775)                       (262,775)
                                                    ------------      ---------     ------------
BALANCE, DECEMBER 31, 2002                            (4,874,873)       483,674       52,963,875
Comprehensive income:
  Net Income                                           2,161,971                       2,161,971
  Unrealized gain on available for sale
    investment securities, net of tax of $94,254                       (225,124)        (225,124)
Comprehensive income                                                                   1,936,847
Issuance of common stock to Employee
  Stock Purchase Plan                                                                    101,964
Exercise of stock warrants                                                                40,000
Series C Preferred Stock offering costs                                                  (10,677)
Exercise of stock options and issue of stock grants                                      149,431
Series C Preferred Stock dividends paid                  (61,644)                        (61,644)
                                                    ------------      ---------     ------------
BALANCE, June 30, 2003 (Unaudited)                  $ (2,774,546)     $ 258,550      $55,119,796
                                                    ============      =========     ============

See notes to condensed financial statements.

FLORIDA BANKS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Six-Month Period Ended
                                                                                                                June 30,
                                                                                                    -------------------------------
OPERATING ACTIVITIES:                                                                                    2003              2002
                                                                                                    -------------     -------------
 Net income                                                                                         $   2,161,971     $     657,823
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Depreciation and amortization                                                                          463,803           417,627
   Reinvested dividends on investment securities                                                          (52,536)          (69,062)
   Deferred income tax provision                                                                          480,957           392,089
   Accretion of premium on investments, net                                                              (286,903)          (39,124)
   Amortization of premium on loans                                                                        21,229            42,223
   Provision for loan losses                                                                            1,852,725         1,407,950
   (Gain) loss on foreign currency translation                                                            (24,181)           17,349
   Loss on derivative instruments                                                                          14,100            49,643
   Increase in mortgage loans held for sale                                                           (51,928,106)
   Increase in accrued interest receivable                                                               (137,272)         (233,837)
   Decrease (increase) in accrued interest payable                                                        210,229          (616,369)
   (Increase) decrease in other assets                                                                 (1,118,786)          136,745
   Increase in other liabilities                                                                        2,526,952            68,739
                                                                                                    -------------     -------------
     Net cash (used in) provided by operating activities                                              (45,815,818)        2,231,796
                                                                                                    -------------     -------------
INVESTING ACTIVITIES:
 Proceeds from sales, paydowns and maturities of investment securities:
   Available for sale                                                                                  19,119,671        12,600,564
   Held to maturity                                                                                       227,925         1,110,385
 Purchases of investment securities:
   Available for sale                                                                                 (14,352,772)      (14,200,037)
   Other investments                                                                                     (810,700)         (188,800)
 Net increase in loans held for investment                                                            (77,291,904)      (84,993,268)
 Increase in bank owned life insurance                                                                (10,214,499)
 Proceeds from sale of other real estate owned                                                                              242,979
 Purchases of premises and equipment                                                                     (822,231)       (1,199,159)
                                                                                                    -------------     -------------
   Net cash used in investing activities                                                              (84,144,510)      (86,627,336)
                                                                                                    -------------     -------------
FINANCING ACTIVITIES:
 Net decrease in demand deposits, money market accounts and savings accounts                          (34,994,421)      (23,729,780)
 Net increase in time deposits                                                                        137,261,532        97,761,976
 Increase in repurchase agreements                                                                     46,312,558        33,710,229
 Increase (decrease) in borrowed funds                                                                  8,945,551        (3,011,004)
 Proceeds from FHLB advances                                                                                              3,000,000
 Preferred stock offering costs                                                                           (10,677)
 Proceeds from exercise of stock options                                                                  149,431            63,969
 Preferred dividends paid                                                                                 (61,644)         (262,776)
 Proceeds from exercise of stock warrants                                                                  40,000
 Proceeds from issuance of trust preferred securities, net                                              3,061,151         7,706,201
                                                                                                    -------------     -------------
   Net cash provided by financing activities                                                          160,703,481       115,238,815
                                                                                                    -------------     -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                              30,743,153        30,843,275
CASH AND CASH EQUIVALENTS:
 Beginning of period                                                                                   89,479,504        73,989,159
                                                                                                    -------------     -------------
 End of period                                                                                      $ 120,222,657     $ 104,832,434
                                                                                                    =============     =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for interest                                                                             $   7,912,528     $   8,033,203
                                                                                                    =============     =============
 Cash paid for income taxes                                                                         $   1,254,868
                                                                                                    =============     =============
NONCASH FINANCING ACTIVITIES:
 Proceeds from demand deposits used to purchase shares of
 common stock under Employee Stock Purchase Plan                                                    $     101,964     $      86,549
                                                                                                    =============     =============

See notes to condensed financial statements.

FLORIDA BANKS, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX-MONTH PERIODS ENDED
JUNE 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------
1.           BASIS OF PRESENTATION

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

             The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the annual financial statements. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders incorporated by reference into the Company's Form 10-K for the year ended December 31, 2002. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results of the interim periods have been made. Results of operations for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.           EARNINGS PER COMMON SHARE

             The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per common share.


                                                    Three-Month Period Ended               Six-Month Period Ended
                                                            June 30,                              June 30,

                                                     2003              2002               2003               2002
                                                  ---------          ---------          ---------          ---------
     Weighted average number of common
           shares outstanding - Basic             6,785,506          6,552,607          6,784,051          6,124,728
     Incremental shares from the assumed
           conversion of stock options              209,580             16,497            148,256             16,497
                                                  ---------          ---------          ---------          ---------
     Total - Diluted                              6,995,086          6,569,104          6,932,307          6,141,225
                                                  ---------          ---------          ---------          ---------

             The incremental shares from the assumed conversion of stock options for the three and six-month periods ended June 30, 2003 and 2002 were determined using the treasury stock method, under which the assumed proceeds were equal to (1) the amount that the Company would receive upon exercise of the options plus (2) the amount of tax benefit that would be credited to additional paid-in capital assuming exercise of the options. The assumed proceeds are used to purchase outstanding common shares at the Company's average market value for the period.

FLORIDA BANKS, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX-MONTH PERIODS ENDED
JUNE 30, 2003 AND 2002 (UNAUDITED) (Continued)
--------------------------------------------------------------------------------

3.           DERIVATIVE INSTRUMENTS

             The following instruments qualify as derivatives as defined by Statement of Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended:

                                                                              June 30, 2003
                                                                 ------------------------------------
                                                                 Contract/Notional            Fair
                                                                      Amount                  Value

             Interest rate swap agreements                          $131,000,000           $2,640,526
             Foreign currency swap agreements                       $  2,000,000           $   36,780
             Commitments to fund mortgage loans                     $153,688,618           $  595,097

             Interest rate swap agreements at June 30, 2003 consist of twenty agreements, which effectively convert the interest rate on certain certificates of deposit from a fixed rate to a variable rate to more closely match the interest rate sensitivity of the Company's assets and liabilities. The Company has designated and assessed the derivatives as highly effective fair value hedges, as defined by SFAS No. 133. Additionally, the Company entered into a foreign currency swap agreement during the first quarter of 2001 that does not qualify for hedge accounting under SFAS No. 133. Accordingly, all changes in the fair value of the foreign currency swap agreement are reflected in the earnings of the Company. The Company recognized gains of $2,714 and $10,081, respectively, during the three- and six-month periods ended June 30, 2003 as a result of changes in the fair value of the foreign currency agreement and the related translation adjustment.

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

4.           PREFERRED STOCK

             On December 31, 2002, the Company issued 50,000 shares of Series C preferred stock for $100.00 per share to a single shareholder through a private placement. The Series C preferred stock is not convertible or redeemable, except as a result of a change in control. Non-cumulative dividends accrue at five percent annually and are payable quarterly in arrears. In the event of any liquidation, dissolution or winding up of affairs of the Company, holders of Series C preferred stock at the time shall receive $100.00 per share plus an amount equal to accrued and unpaid dividends thereon through and including the date of distribution prior to any distribution to holders of common stock. The

FLORIDA BANKS, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX-MONTH PERIODS ENDED
JUNE 30, 2003 AND 2002 (UNAUDITED) (Continued)

--------------------------------------------------------------------------------

             liquidation preference at June 30, 2003 was $5,063,356.

             In August 2003, subject to regulatory approval, the Company intends to exchange all of the Series C preferred stock for shares of Series D preferred stock, which will be substantially similar to the Series C preferred stock, except the Series D preferred stock will be immediately converted into 500,000 shares of the Company's common stock. The preferred shareholder has formally applied for the necessary regulatory approvals for this exchange.

5.           RECENT ACCOUNTING PRONOUNCEMENTS

             In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. In addition, the Interpretation clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations that the guarantor has undertaken in issuing the guarantee. The Company adopted the disclosure requirements of FIN 45 for the fiscal year ended December 31, 2002, and the recognition provisions on January 1, 2003. Adoption of this Interpretation did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

             In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. This Interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise held a variable interest that is acquired on or before January 31, 2003. The Company will adopt the FIN 46 as of July 31, 2003, however management does not expect adoption to have an impact on the Company's consolidated financial position, results of operations or cash flows.

             In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, the statement clarifies when a contract is a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is generally effective prospectively for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. Management adopted the statement effective July 1, 2003 and does not expect adoption to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

FLORIDA BANKS, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX-MONTH PERIODS ENDED
JUNE 30, 2003 AND 2002 (UNAUDITED) (Continued)
--------------------------------------------------------------------------------

             In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS 150 are generally effective for financial instruments entered into or modified after May 31, 2003. Additionally, the Company must apply the provisions of SFAS 150 to all financial instruments on July 1, 2003. Upon the adoption of SFAS 150, the company's obligated mandatorily redeemable preferred securities of subsidiary trusts will be reclassified from mezzanine equity to debt. The dividends related to these securities will be reflected as interest expense on a prospective basis. At June 30, 2003, the Company had $16.5 million outstanding as company obligated mandatorily redeemable preferred securities of subsidiary trusts. The Company paid dividends related to those instruments of approximately $204 thousand and $426 thousand for the three- and six-month periods ended June 30, 2003, respectively. Additionally, on June 26, 2003, the Company entered into a $3 million trust preferred offering, which is classified as a liability at June 30, 2003.

6.           TRUST PREFERRED SECURITIES

             On June 26, 2003, the Company participated in a pooled trust preferred offering. In connection with the transaction, the Company, through its subsidiary trust, Florida Banks Statutory Trust III (the "Statutory Trust III"), issued $3,000,000 in trust preferred securities. The Statutory Trust III also issued $93 thousand of common securities to the Company and used the total proceeds to purchase $3,093,000 in 30-year subordinated debentures of the Company. The trust preferred securities pay dividends at an initial rate of 4.16% through September 26, 2003. The rate then becomes a floating rate based on 3-month LIBOR plus 3.10%, adjusted quarterly after each dividend payment date. Dividend payment dates are March 26, June 26, September 26 and December 26 of each year. There is a par call option beginning June 26, 2008. In accordance with SFAS 150, the trust preferred securities are reflected as a liability in the company's condensed consolidated financial statements.

7.           GUARANTEES

             The Company issues standby letters of credit to provide credit support for some creditors in case of default. As of June 30, 2003, the carrying amount of the liability was $0 and the maximum potential payment was $10,575,257.

FLORIDA BANKS, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX-MONTH PERIODS ENDED
JUNE 30, 2003 AND 2002 (UNAUDITED) (Continued)
--------------------------------------------------------------------------------

8.           SEGMENT REPORTING

             Prior to October 1, 2002, the Company had one reporting segment. In October, 2002, the Company started a mortgage banking division which is managed as a segment. Accordingly, from October 2002 forward, the Company has two reporting segments, the commercial bank and the mortgage bank. The commercial bank segment provides its commercial customers such products as working capital loans, equipment loans and leases, commercial real estate loans and other business related products and services. This segment also offers mortgage loans to principals of its commercial customers. The mortgage bank segment originates mortgage loans through a network of mortgage brokers and sells these loans (on a wholesale basis) into the secondary market. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three-month period ended June 30, 2003 follows:

                                               Commercial         Mortgage                           Intersegment    Consolidated
                                                  Bank              Bank              Other          Eliminations      Total
                                              ------------      ------------      ------------       ------------    ------------
             Net interest income              $  5,749,975      $  1,192,436      $     35,339                       $  6,977,750
             Noninterest income                  1,223,368         3,926,686            17,976                          5,168,030
             Provision for loan losses             963,686                                                                963,686
             Noninterest expense                 4,451,941         3,367,485         1,322,261                          9,141,687
             Income (loss) before taxes          1,557,716         1,751,637        (1,268,946)                         2,040,407
             Assets                            806,484,010       108,629,995        83,933,588        (77,234,771)   $921,812,822
             Expenditures for additions
             to premises and equipment             228,328           265,720            70,828                            564,876

FLORIDA BANKS, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX-MONTH PERIODS ENDED
JUNE 30, 2003 AND 2002 (UNAUDITED) (Continued)
--------------------------------------------------------------------------------

             Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the six-month period ended June 30, 2003 follows:

                                                Commercial          Mortgage                         Intersegment      Consolidated
                                                   Bank               Bank            Other          Eliminations         Total
                                                ------------      ------------     ------------      ------------      ------------
             Net interest income                $ 10,954,868      $  1,788,589     $     93,179                        $ 12,836,636
             Noninterest income                    2,148,343         6,675,866           27,630                           8,851,839
             Provision for loan losses             1,852,725                                                              1,852,725
             Noninterest expense                   8,470,833         5,736,337        2,369,601                          16,576,771
             Income (loss) before taxes            2,779,653         2,728,118       (2,248,792)                          3,258,979
             Assets                              806,484,010       108,629,995       83,933,588       (77,234,771)     $921,812,822
             Expenditures for additions
                   to premises and equipment         457,330           293,951           70,950                             822,231

             The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in footnote 1 of the Company's consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 filed in conjunction with the Company's annual report on form 10-K for the year ended December 31, 2002. The Company evaluates performance based on profit or loss from operations before income taxes.

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

FLORIDA BANKS, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX-MONTH PERIODS ENDED
JUNE 30, 2003 AND 2002 (UNAUDITED) (Continued)
--------------------------------------------------------------------------------

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

                                                                     Three-Month Period Ended            Six-Month Period Ended
                                                                             June 30,                            June 30,
                                                                     ------------------------            ------------------------
                                                                      2003              2002             2003                2002
             Net income applicable to common shares
                   As reported                                    $ 1,306,852       $   141,493       $ 2,037,998       $   517,765
             Total stock-based employee com pensation
                   cost included in the determination of net
                   income, net of related tax effects                  46,877            37,685            87,112            37,685
             Total stock-based employee compensation
                   cost determined under fair value method
                   for all awards, net of related tax effects         (48,838)          (57,134)          (88,319)         (106,725)
                                                                  -----------       -----------       -----------       -----------
             Pro form a net income applicable
                   to common shares                               $ 1,304,891       $   122,044       $ 2,036,791       $   448,725
                                                                  ===========       ===========       ===========       ===========
             Earnings per share - Basic
                   As reported                                    $      0.19       $      0.02       $      0.30       $      0.08
                   Pro forma                                      $      0.19       $      0.02       $      0.30       $      0.07
             Earnings per share - Diluted
                   As reported                                    $      0.18       $      0.02       $      0.29       $      0.08
                   Pro forma                                      $      0.18       $      0.02       $      0.29       $      0.07
             Shares used for computation
                   Basic                                            6,785,506         6,552,607         6,784,051         6,124,728
                   Diluted                                          6,995,086         6,569,104         6,932,307         6,141,225


10.          SUBSEQUENT EVENT

             On July 16, 2003, the Company filed a registration statement with the Securities and Exchange Commission for a planned underwritten follow-on primary public offering of its common stock. The registration statement covers 2,300,000 shares (including 300,000 shares which may be issued solely to cover over-allotments) of common stock for sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

The preparation of the condensed consolidated financial statements, on which this Management's Discussion and Analysis is bases, requires Management to make estimates, which impact these condensed consolidated financial statements. The most critical of these estimates and accounting policies relate to the allowance for loan losses, other real estate owned, and derivative financial instruments. For a more complete discussion of these and other accounting policies, see Note 1 to the Company's consolidated financial statements for December 31, 2002, 2001 and 2000, and the years then ended, filed in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

The Company's net income applicable to common shares for the second quarter of 2003 was $1.4 million, compared to $142 thousand for the second quarter of 2002. Basic and diluted income per common share for the second quarter of 2003 was $.19 compared to $.02 for the second quarter of 2002. The increase in net income can be attributed to increased net interest income, and increased non-interest income, partially offset by an increase in the provision for loan losses and an increase in non-interest expenses.

The increase in net interest income of $2.0 million or 39.9%, to $7.0 million for the second quarter of 2003 compared to $5.0 million for the second quarter of 2002, consists of an increase in interest income of $2.5 million, or 28.6%, and an increase in interest expense of $495 thousand, or 13.4%. The increase in interest income in the second quarter of 2003 is primarily attributable to an increase of $2.8 million in interest and fees on loans resulting from the growth in the loan portfolio, partially offset by decreases in interest income from investments and federal funds sold. The increase in interest expense resulted primarily from an increase of $452 thousand in interest on deposits, and an increase of $62 thousand in interest on borrowed funds, partially offset by a decrease in interest on repurchase agreements. The increase in interest expense on deposits and borrowed funds is primarily attributable to an increase in these liabilities, partially offset by a decrease in market interest rates. The decrease in interest expense on repurchase agreements is primarily attributable to the decline in market interest rates on these instruments.

The provision for loan losses charged to operations decreased $64 thousand to $964 thousand for the second quarter of 2003 from $1.0 million in the second quarter of 2002. This decrease primarily reflects a slowing in the growth of the portfolio of loans held for investment in the second quarter of 2003 as compared to the second quarter of 2002. For a more detailed discussion of the provision for loan losses, see "Allowance for Loan Losses" in the "Financial Condition" section below.

Non-interest income increased 809.0% or $4.6 million, to $5.2 million for the three months ended June 30, 2003 from $569 thousand for the three months ended June 30, 2002. The increase in non-interest income primarily resulted from gains on sale of mortgage loans of $3.1 million and mortgage loan processing fees of $858 thousand for the second quarter, compared to zero for these categories for the same period in 2002. These income categories relate to the wholesale
mortgage  division  of  Florida  Bank,  N.A.,  ("the  Bank"),   which  commenced
operations in the fourth quarter of 2002. Due to the short time that this division has been in operation, and the substantial portion of its revenue attributable to mortgage refinance activity, there can be no assurance that the current levels of income will continue in the future. Service fees on deposits increased $197 thousand or 49.2% to $598 thousand for the three months ended June 30, 2003 from $401 thousand for the three months ended June 30, 2002. This increase is primarily attributable to an increase in deposit accounts. Mortgage loan origination fees attributable to the commercial bank increased $261 thousand or 328.0% to $341 thousand for the three months ended June 30, 2003 from $80 thousand for the three months ended June 30, 2002. This increase is primarily attributable to increased volume in residential mortgage loans. Other non-interest income increased $214 thousand, or 243.2% to $302 thousand for the three months ended June 30, 2003 from $88 thousand for the same period in 2002. The increase in other non-interest income is primarily attributable to increases in Automated Clearing House fees, and other non-deposit related service charges.

Non-interest expense increased $4.9 million or 114.1% to $9.1 million for the three-month period ended June 30, 2003 compared to $4.3 million for the three-month period ended June 30, 2002. The increase in non-interest expense resulted primarily from increases in salaries and benefits, dividends on preferred security of subsidiary trust, and other expenses. Salaries and benefits expenses increased $3.9 million to $6.4 million for the second quarter of 2003 compared to $2.5 million for the second quarter of 2002. This increase is primarily the result of additional staff associated with the overall growth of the Company's business and with the addition of staff for the wholesale mortgage division, who were hired beginning in the third quarter of 2002. Dividends on preferred securities of subsidiary trusts increased $63 thousand or 44.8% to $204 thousand for the second quarter of 2003, compared to $141 thousand for the second quarter of 2002. This increase was due to an increase in the amount of these securities outstanding. Other expenses increased $717 thousand, or 79.6% to $1.6 million for the second quarter of 2003 compared to $900 thousand for the second quarter of 2002. This increase is primarily attributed to the expenses associated with supporting operations related to the overall growth of the Company. Specific operational expenses which increased include communications, recruitment expenses and postage/courier expenses.

A provision for income taxes of $671 thousand was recognized for the second quarter of 2003 compared to $97 thousand for the same period in 2002. These provisions for income taxes represent an estimated effective annual tax rate of approximately 33% and 38% respectively. The decrease in the effective tax rate results from a tax credit obtained from a charitable contribution the Company made in the second quarter of 2003.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

The Company's net income applicable to common shares for the six months ended June 30, 2003 was $2.0 million, compared to $518 thousand for the same period in 2002. Basic and diluted income per common share for the first half of 2003 was $.30 and $.29, respectively, compared to $.08 and $.08, respectively, for the first half of 2002. The increase in net income can be attributed to increased net interest income, and increased non-interest income, partially offset by an increase in the provision for loan losses and an increase in non-interest expenses.

The increase in net interest income of $3.6 million or 38.5%, to $12.8 million for the first half of 2003 compared to $9.3 million for the first half of 2002, consists of an increase in interest income of $4.3 million, or 25.6%, partially offset by an increase in interest expense of $706 thousand, or 9.5%. The increase in interest income in the first half of 2003 is primarily attributable to an increase of $4.8 million in interest and fees on loans resulting from the growth in the loan portfolio, partially offset by decreases in interest income from investments and federal funds sold. The increase in interest expense resulted primarily from an increase of $700 thousand in interest on deposits, partially offset by decreases in interest on repurchase agreements and borrowed funds. The increase in interest expense on deposits is primarily attributable to an increase in deposits, partially offset by a decrease in market interest rates on deposits. The decrease in interest expense on repurchase agreements and borrowed funds is primarily attributable to the decline in market interest rates on these instruments.

The provision for loan losses charged to operations increased $445 thousand to $1.9 million for the six months ended June 30, 2003 from $1.4 million for the same period in 2002. This increase primarily reflects growth of the overall loan portfolio in the first six months of 2003 as compared to the first six months of 2002. For a more detailed discussion of the provision for loan losses, see "Allowance for Loan Losses" in the "Financial Condition" section below.
 -------------------------

Non-interest income increased 700.5% or $7.7 million, to $8.9 million for the six months ended June 30, 2003 from $1.1 million for the six months ended June 30, 2002. The increase in non-interest income primarily resulted from gains on sale of mortgage loans of $5.3 million and mortgage loan processing fees of $1.3 million for the six months ended June 30, 2003, compared to zero for these categories for the same period in 2002. These income categories relate to the Bank's wholesale mortgage division, which commenced operation in the fourth quarter of 2002. Due to the short time that this division has been in operation, and the substantial portion of its revenue attributable to mortgage refinance activity, there can be no assurance that the current levels of income will continue in the future. Service fees on deposits increased $347 thousand or 45.1% to $1.1 million for the six months ended June 30, 2003 from $770 thousand for the six months ended June 30, 2002. This increase is primarily attributable to an increase in deposit accounts. Mortgage loan origination fees increased $351 thousand or 203.9% to $523 thousand for the six months ended June 30, 2003 from $172 thousand for the six months ended June 30, 2002. This increase is primarily attributable to increased volume in residential mortgage loans. Other non-interest income increased $372 thousand, or 226.8% to $536 thousand for the six months ended June 30, 2003 from $164 thousand for the six months ended June 30, 2002. The increase in other non-interest income is primarily attributable to increases in Automated Clearing House fees, and other non-deposit related service charges.

Non-interest expense increased $8.7 million or 109.8% to $16.6 million for the six-month period ended June 30, 2003 compared to $7.9 million for the six-month period ended June 30, 2002. The increase in non-interest expense resulted primarily from increases in salaries and benefits, dividends on preferred security of subsidiary trust, and other expenses. Salaries and benefits expenses increased $6.8 million to $11.5 million for the first half of 2003 compared to $4.7 million for the first half of 2002. This increase is primarily the result of additional staff associated with the overall growth of the Company's business and with the addition of the staff of the wholesale mortgage division who were hired beginning in the third quarter of 2002. Dividends on preferred securities of subsidiary trusts increased $202 thousand or 90.3% to $426 thousand for the first six months of 2003, compared to $224 thousand for the same period in 2002. This increase was due to an increase in the amount of these securities outstanding. Other expenses increased $1.2 million, or 77.0% to $2.8 million for the first half of 2003 compared to $1.6 million for the first half of 2002. This increase is primarily attributed to the expenses associated with supporting operations related to the overall growth of the Company. Specific operational expenses which increased include communications, recruitment expenses and postage/courier expenses.

A provision for income taxes of $1.1 million was recognized for the first six months of 2003 compared to $404 thousand for the same period in 2002. These provisions for income taxes represent an estimated effective annual tax rate of approximately 34% and 38% respectively. The decrease in the effective tax rate results from a tax credit obtained from a charitable contribution the Company made in the second quarter of 2003.

FINANCIAL CONDITION

Total assets at June 30, 2003 were $921.8 million, an increase of $165.7 million or 21.9%, from $756.1 million at December 31, 2002. The increase in total assets primarily resulted from the growth in loans outstanding and mortgage loans held for sale which were funded by new deposit growth and other borrowed funds. Total investment securities decreased $4.2 million or 7.8% to $49.4 million at June 30, 2003 as compared to $53.7 million at December 31, 2002. Federal funds sold decreased $35.1 million or 56.2% to $27.4 million at June 30, 2003 from $62.5 million at December 31, 2002.

Loans held for investment increased $76.2 million, or 13.8%, to $626.6 million at June 30, 2003, from $551.0 million at December 31, 2002. Mortgage loans held for sale increased $51.9 million or 95.0% to $106.6 million at June 30, 2003 from $54.7 million at December 31, 2002. These increases in loans were funded by increases in depository accounts, repurchase agreements sold and other borrowings. The allowance for loan losses increased $734 thousand or 10.1% during the first six months of 2003. The increase resulted from net charge-offs of loans of $1.1 million plus additional provisions of $1.8 million during that period. The allowance for loan losses as a percent of total loans held for investment was 1.28% at June 30, 2003 and 1.32% at December 31, 2002. Management believes that such allowance for loan losses is sufficient to cover estimated losses in the Bank's loan portfolio. For further information, see "Allowance for
                                                                   -------------
Loan Losses" below.
-----------

Deposits increased $102.5 million, or 15.4%, to $767.4 million at June 30, 2003 from $664.9 million at December 31, 2002. The increase in total deposits primarily resulted from an increase of $115.2 million or 36.6% in time deposits $100,000 and over, combined with an increase of $22.1 million or 31.7% in other time deposits. Time deposits often fluctuate in response to interest rate changes and can vary rather significantly on a quarterly basis. The increase in time deposits $100,000 and over resulted primarily from an increase in brokered deposits. Noninterest-bearing deposits decreased $46.5 million or 32.9%. This is a result of the transfer of funds into demand deposit accounts which were previously invested in repurchase agreements sold. This transfer is related to the customer's intangible tax strategy. These funds flowed back into repurchase agreements after year-end, as can be seen by comparing the relative balances of demand deposits and repurchase agreements sold at June 30, 2003 and December 31, 2002. Savings deposits increased $6.8 million or 10.2%. Money market accounts increased $6.7 million or 34.8%. Growth in money market accounts are primarily attributable to continued expansion of the Company's customer base as a result of ongoing marketing activities.

Repurchase agreements sold increased $46.3 million, or 995.1%, to $51.0 million at June 30, 2003 from $4.7 million at December 31, 2002, for reasons discussed in the previous paragraph, together with continued expansion of the Company's customer base. Other borrowed funds increased $8.9 million or 90.2% to $18.9 million at June 30, 2003 from $9.9 million at December 31, 2002. Accrued interest payable increased $210 thousand or 8.8%, to $2.6 million at June 30, 2003 from $2.4 million at December 31, 2002. This increase is due primarily to an increase in interest-bearing deposits and other interest-bearing liabilities highlighted herein.

Accounts payable and accrued expenses increased $2.5 million or 53.0% to $7.3 million at June 30, 2003 from $4.8 million at December 31, 2002. This increase is primarily attributable to accrued commissions and incentives related to the mortgage banking division.

Shareholders' equity increased by $2.2 million to $55.1 million at June 30, 2003, from $53.0 million at December 31, 2002. This increase is the result of net income for the first six months of 2003 of $2.2 million, combined with the issue of stock under the Company's Employee Stock Purchase Plan of $102 thousand, and the issue of stock related to exercise of warrants and options and the issue of stock grants of $189 thousand. These increases were partially offset by a decrease in other comprehensive income related to an unrealized gain in the Company's bond portfolio of $225 thousand, the payment of dividends on the Series C Preferred Stock of $62 thousand, and the recording of offering expenses of the Series C Preferred Stock issue to additional paid-in capital of $11 thousand.

Non-accrual loans were $439 thousand at June 30, 2003, a decrease of $1.1 million or 71.4%, compared to the balance of $1.5 million at December 31, 2002. These loans were reclassified under the Bank's policy of transferring loans to non-accrual status when they become more than 90 days past due on either principal or interest. The Company believes the specific reserves placed against these loans are adequate, and payment is being sought from secondary sources, such as the sale of collateral.

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

Summary

"Loans" in the following two paragraphs refers to loans held for investment.
                                                  -------------------------

The various methodologies included in this analysis take into consideration the historic loan losses and specific allowances. In addition, the allowance incorporates the results of measuring impaired loans as provided by Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. Specific allowances totaled $2.6 million at June 30, 2003. The range for the allowance for loan losses at June 30, 2003, including specific allowances, was determined to be between $6.3 million or 1.00% of loans (low range) and $10.3 million or 1.64% of loans (high range).

At June 30, 2003, the Bank's total allowance for loan losses was $8.0 million or 1.28% of loans as compared to $7.3 million or 1.32% of loans at December 31, 2002. Criticized/Classified assets have decreased when measured against loans outstanding. This is primarily attributable to the charge-off during the first quarter of certain credits for which specific reserves were established at the end of 2002. At June 30, 2003, this benchmark (Criticized/Classified) was 3.50% of loans outstanding compared to 4.5% at December 31, 2002. Past due loans have increased to .68% of loans outstanding at June 30, 2003 compared to .14% at December 31, 2002. Non-Performing Assets have declined as a percentage of total loans including other real estate owned to .17% at June 30, 2003 versus .78% at December 31, 2002. Net loan losses for the first six months of 2003 were $1.1 million or .19% of average loans outstanding for the period, compared to $131 thousand, or .03% of average loans for the same period in 2002.

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

Liquidity and Sources of Capital
--------------------------------

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2003 balance sheet evidences a satisfactory liquidity position as total cash and cash equivalents amounted to $120.2 million, representing 13.0% of total assets. Investment securities available for sale amounted to $46.1 million, representing 5.0% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities are also a source of liquidity. For the six-month period ended June 30, 2003, total deposits increased from $664.9 million at December 31, 2002 to $767.4 million, or 15.4%. During this period, repurchase agreements sold increased from $4.7 million to $51.0 million, or 995.1%, and other borrowed funds increased from $9.9 million to $18.9 million, or 90.2%. There can be no assurance that the Company will be able to maintain this level of growth. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

The Company's Board of Directors and executive officers are committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

In December 2001, April 2002, June 2002, December 2002, and June 2003, the Company participated in pooled trust preferred offerings. By issuing trust preferred securities through its subsidiary trusts, the Company was able to increase its Tier 1 capital for regulatory purposes without diluting the ownership interests of its common shareholders. Also, dividends paid on trust preferred securities are deductible as interest expense for income tax purposes. For the specific transactions, terms and rates of the Company's trust preferred securities issues, please refer to footnote 6 of Item 1 above, together with footnote 13 of the Company's consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 filed in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. At June 30, 2003, the net proceeds from pooled trust preferred trust offerings included in the calculation of Tier 1 capital for regulatory purposes is $19.5 million.

The table below illustrates the Bank's regulatory capital ratios at June 30, 2003:



                                                                   Minimum
                                           June 30,              Regulatory
Bank                                         2003                Requirement
----                                   -----------------      -----------------

Tier 1 Capital                               9.99%                  4.00%

Total risk-based capital ratio              11.06%                  8.00%

Leverage ratio                               8.70%                  4.00%


Neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

On July 16, 2003, the Company filed a registration statement with the Securities and Exchange Commission for a planned underwritten follow-on primary public offering of its common stock. The registration statement covers 2,300,000 shares (including 300,000 shares which may be issued solely to cover over-allotments) of common stock for sale.

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

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. Among the factors that could have an impact on the Company's ability to achieve operating results and growth plan goals are:

     o Management's ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company's net interest income;
     o       Fluctuations in the value of the Company's investment securities;
     o The ability to attract and retain senior management experienced in banking and financial services;
     o The sufficiency of allowances for possible loan losses to absorb the amount of actual future losses inherent in the existing portfolio of loans;
     o The Company's ability to adapt successfully to technological changes to compete effectively in the marketplace;
     o Credit risks and risks from concentrations (by geographic area and by industry) within the Bank's loan portfolio;
     o The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market or elsewhere or providing similar services;
     o The failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities;
     o       Volatility of rate sensitive deposits;
     o Operational risks, including data processing system failures or fraud;
     o       Asset/liability matching risks and liquidity risks;
     o The limited operating history of our wholesale residential mortgage banking division;
     o Risks associated with the operation of our wholesale residential mortgage banking division;
     o Changes in the economic environment, competition or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing and Company's ability to successfully pursue acquisition and expansion strategies;
     o The impact from liabilities arising from legal or administrative proceedings the financial condition of the Company;
     o Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates and operational limitations;
     o Changes in general economic or industry conditions, nationally or in the communities in which the Bank conducts business;
     o Changes in accounting principles, policies or guidelines affecting the businesses conducted by the Company or its affiliates;
     o       Acts of war or terrorism; and

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-earning liabilities subject to repricing over a specified period and the amount of change in individual interest rates. In the current interest rate environment, the liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable performance levels. A decreasing rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing rate environment, earnings are positively impacted. This asset/liability mismatch in pricing is referred to as gap ratio and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap ratio of 1.00 means that assets and liabilities are perfectly matched as to repricing. Management has targeted gap ratio guidelines for a one-year time horizon of between .80 and 1.20 for the Bank. At June 30, 2003, the Bank had a cumulative gap ratio of approximately 1.18 for the one-year period ending June 30, 2004, and a cumulative gap ratio of 2.05 for the three-month time period. Given these gap ratios, over the next three-month period, rate-sensitive assets will reprice faster than rate-sensitive liabilities, and for the following nine-month period, rate sensitive liabilities will reprice faster than rate-sensitive assets.

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

In addition to the gap analysis, management uses rate shock simulation to measure the rate sensitivity of its balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on the Company's net interest margin. The Company measures its interest rate risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a period of twelve months. The Company's most recent rate shock simulation analysis, performed as of June 30, 2003, indicates that a 200 basis point increase in rates would cause an increase in net interest income of $4.8 million over the next twelve-month period. Conversely, a 200 basis point decrease in rates would cause a decrease in net interest income of $2.5 million over a twelve-month period.

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

At June 30, 2003, the Company was not engaged in trading activities.

The Company enters into interest rate swap agreements to manage its exposure to changes in interest rates and to convert the fixed rate on certain brokered certificates of deposit to a floating rate in order to more closely match interest rate sensitivity between selected assets and liabilities. The Company does not use derivative financial instruments for speculative purposes. As is customary for these types of instruments, the Company does not require collateral or other security from other parties to these instruments. By their nature all such instruments involve risk, including the credit risk of nonperformance by counterparties. However, at June 30, 2003, in management's opinion there was no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2003. Based on such evaluation, such officers have concluded that, as of June 30, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     At the annual meeting of the Company's shareholders, three items were submitted to a vote of the common shareholders:

     (a) Clay M. Biddinger, Wilford C. Lyon, Jr., M.G. Sanchez and T. Edwin Stinson, Jr. were re-elected as directors of the Company, to succeed themselves for a term of three years, expiring at the annual meeting of shareholders in 2006. Each of the directors received a minimum of 5,477,743 votes to re-elect, or 95% of the shares voted at the meeting.
     (b) An amendment to the Company's Second Amended and Restated Incentive Compensation Plan was approved by the shareholders, with 2,133,214 shares, or 77% of the shares voted on this proposal at the meeting, voting in favor of the amendment, 624,783 shares voting against, 17,855 shares abstaining, and 2,789,029 shares recorded as broker non-votes.
     (c) An amendment to the Company's 1998 Stock Option Plan was approved by the shareholders, with 2,166,201, or 79% of the shares voted on this proposal at the meeting, voting in favor of the amendment, 588,549 shares voting against, 21,102 shares abstaining and 2,789,029 shares recorded as broker non-votes.
     (d) An amendment to the Company's Employee Stock Purchase Plan was approved by the shareholders, with 2,574,320 shares, or 93% of the shares voted on this proposal at the meeting voting for approval, 164,927 shares voting against, 36,605 shares abstaining, and 2,789,029 shares recorded as broker non-votes.

Item 5.   Other Information

          No disclosure required.

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits.

          4.1 Indenture, dated June 26, 2003, between Florida Banks, Inc. and State Street Bank and U.S. Bank National Association.

          4.2 Amended and Restated Declaration of Trust, dated June 26, 2003, by and among State Street Bank and U.S. Bank National Association, Florida Banks, Inc. and the administrators named therein.

          10.1 Placement Agreement, dated June 16, 2003, between Florida Banks, Inc., FTN Capital Markets and Keefe, Bruyette & Woods, Inc.

          10.2. Subscription Agreement, dated June 26, 2003, between Florida Banks, Inc., Florida Banks Statutory Trust III and Preferred Term Securities X, Ltd.

          10.3 Guarantee Agreement, dated June 26, 2003, by and between Florida Banks, Inc. and State Street Bank and U.S. Bank National Association.

          31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) and 15d-15(e), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) and 15d-15(e), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)     Reports on Form 8-K.

                  On April 25, 2003, the Company filed a report on Form 8-K (furnishing information under Items 7 and 12) to release financial results for the quarter ended March 31, 2003 and announce conference call information.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Florida Banks, Inc.


Date:  August 14, 2003                     By:  /s/ Charles E. Hughes, Jr.
                                                --------------------------------
                                           Charles E. Hughes, Jr.
                                           President and Chief Executive Officer


Date:  August 14, 2003                     By:  /s/ T. Edwin Stinson, Jr.
                                                -------------------------
                                           T. Edwin Stinson, Jr.
                                           Chief Financial Officer

         Exhibits.

          4.1 Indenture, dated June 26, 2003, between Florida Banks, Inc. and State Street Bank and U.S. Bank National Association.

          4.2 Amended and Restated Declaration of Trust, dated June 26, 2003, by and among State Street Bank and U.S. Bank National Association, Florida Banks, Inc. and the administrators named therein.

          10.1 Placement Agreement, dated June 16, 2003, between Florida Banks, Inc., FTN Capital Markets and Keefe, Bruyette & Woods, Inc.

          10.2 Subscription Agreement, dated June 26, 2003, between Florida Banks, Inc., Florida Banks Statutory Trust III and Preferred Term Securities X, Ltd.

          10.3 Guarantee Agreement, dated June 26, 2003, by and between Florida Banks, Inc. and State Street Bank and U.S. Bank National Association.

          31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) and 15d-15(e), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) and 15d-15(e), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.