Form 10-Q
period 2003-09-30
FLORIDA BANKS INC
filed 2003-11-13
CIK 1058802

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         (Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Title                                  Outstanding
COMMON STOCK, $.01 PAR VALUE           6,814,628 OUTSTANDING AT OCTOBER 23, 2003
PER SHARE

                                Table of Contents

Part I  Financial Information

Item 1.  Financial Statements.........................................    Page 3


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .........................   Page 14

Item 3.   Qualitative and Quantitative Disclosures about
           Market Risk ...............................................   Page 23

Item 4.  Controls and Procedures......................................   Page 24


Part II   Other Information

Item 1.  Legal Proceedings............................................   Page 25

Item 2.  Changes in Securities........................................   Page 25

Item 3.  Defaults Upon Senior Securities..............................   Page 25

Item 4.  Submission of Matters to a Vote of Security Holders..........   Page 25

Item 5.  Other Information............................................   Page 25

Item 6.  Exhibits and Reports on Form 8-K.............................   Page 25

Signatures ...........................................................   Page 27

Exhibits  ............................................................   Page 28

PART I.  Financial Information,  Item 1. Financial Statements
FLORIDA BANKS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS  (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 September 30,         December 31,
ASSETS                                                                                                2003                  2002

CASH AND DUE FROM BANKS                                                                          $ 118,456,915        $  26,964,504
FEDERAL FUNDS SOLD AND REPURCHASE AGREEMENTS                                                        47,485,000           62,515,000
                                                                                                 -------------        -------------
           Total cash and cash equivalents                                                         165,941,915           89,479,504
INVESTMENT SECURITIES:
  Available for sale, at fair value (cost $45,727,698 and $50,155,158
    at September 30, 2003 and  December 31, 2002)                                                   42,358,807           50,930,650
  Held to maturity, at cost (fair value $0 and $229,475
    at September 30, 2003 and  December 31, 2002)                                                                           227,925
  Other investments                                                                                  3,304,050            2,493,350
                                                                                                 -------------        -------------
           Total investment securities                                                              45,662,857           53,651,925
MORTGAGE LOANS HELD FOR SALE                                                                        71,182,230           54,674,248
LOANS:
  Commercial real estate                                                                           415,558,472          313,120,588
  Commercial                                                                                       162,614,539          166,122,230
  Residential mortgage                                                                              33,143,631           23,080,140
  Consumer                                                                                          51,029,440           45,859,704
  Credit card and other loans                                                                        2,248,192            2,791,678
                                                                                                 -------------        -------------
           Total loans                                                                             664,594,274          550,974,340
  Allowance for loan losses                                                                         (8,587,417)          (7,263,029)
  Net deferred loan fees                                                                              (710,077)            (519,271)
                                                                                                 -------------        -------------
           Net loans                                                                               655,296,780          543,192,040
PREMISES AND EQUIPMENT, NET                                                                          4,921,669            5,466,332
ACCRUED INTEREST RECEIVABLE                                                                          2,396,520            2,375,102
DEFERRED INCOME TAXES, NET                                                                           4,232,535            3,908,751
DERIVATIVE INSTRUMENTS                                                                               1,777,685            2,321,643
OTHER REAL ESTATE OWNED                                                                                652,500              652,500
OTHER ASSETS                                                                                        13,014,116              343,505
                                                                                                 -------------        -------------
TOTAL ASSETS                                                                                     $ 965,078,807        $ 756,065,550
                                                                                                 =============        =============
LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
  Noninterest-bearing demand                                                                     $ 100,602,517        $ 141,395,150
  Interest-bearing demand                                                                           83,795,480           52,803,427
  Regular savings                                                                                   83,706,296           66,940,672
  Money market accounts                                                                             29,140,737           19,210,512
  Time $100,000 and over                                                                           422,955,846          314,852,717
  Other time                                                                                        91,429,118           69,707,230
                                                                                                 -------------        -------------
          Total deposits                                                                           811,629,994          664,909,708
REPURCHASE AGREEMENTS SOLD                                                                          43,513,648            4,653,878
OTHER BORROWED FUNDS                                                                                19,919,686            9,921,898
ACCRUED INTEREST PAYABLE                                                                             2,858,417            2,377,963
MANDATORY MORTGAGE FORWARD DELIVERY CONTRACTS                                                        1,072,391
TRUST PREFERRED SECURITIES                                                                          20,000,000
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                                9,683,856            4,765,136
                                                                                                 -------------        -------------
          Total liabilities                                                                        908,677,992          686,628,583
                                                                                                 -------------        -------------
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
SUBSIDIARY TRUST                                                                                    16,473,092
SHAREHOLDERS' EQUITY:
  Series C Preferred Stock, $100.00 par value, 50,000 shares authorized, 50,000                      5,000,000            5,000,000
    shares issued and outstanding
  Common stock, $.01 par value; 30,000,000 shares authorized;
    6,814,628 and 6,768,362 shares issued, respectively                                                 68,147               67,684
  Additional paid-in capital                                                                        52,874,202           52,287,390
  Accumulated deficit (deficit of $8,134,037
     eliminated upon quasi-reorganization on December 31, 1995)                                     (1,663,028)          (4,874,873)
  Accumulated other comprehensive income, net of tax                                                   121,494              483,674
                                                                                                 -------------        -------------
          Total shareholders' equity                                                                56,400,815           52,963,875
                                                                                                 -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       $ 965,078,807        $ 756,065,550
                                                                                                 =============        =============

See notes to condensed financial statements

FLORIDA BANKS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Three-Month Period Ended         Nine-Month Period Ended
                                                                                 September 30,                  September 30,
                                                                         ---------------------------     --------------------------
                                                                             2003            2002            2003           2002
                                                                         -----------     -----------     -----------     ----------

INTEREST INCOME:
   Loans, including fees                                                 $10,753,474     $ 8,208,741     $30,772,718     $23,386,476
   Investment securities                                                     300,696         570,382       1,018,185       1,716,879
   Federal funds sold                                                        160,348         287,774         383,008         647,361
                                                                         -----------     -----------     -----------     -----------
           Total interest income                                          11,214,518       9,066,897      32,173,911      25,750,713
                                                                         -----------     -----------     -----------     -----------

INTEREST EXPENSE:
   Deposits                                                                3,907,489       3,899,450      11,548,058      10,839,723
   Repurchase agreements                                                     106,382         128,367         292,620         379,825
   Interest on Trust Preferred Securities                                    245,612         245,612
   Borrowed Funds                                                            186,023          98,299         460,937         323,402
                                                                         -----------     -----------     -----------     -----------

           Total interest expense                                          4,424,470       4,126,116      12,547,227      11,542,950
                                                                         -----------     -----------     -----------     -----------

NET INTEREST INCOME                                                        6,790,048       4,940,781      19,626,684      14,207,763

PROVISION FOR LOAN LOSSES                                                    599,433         699,286       2,452,158       2,107,236
                                                                         -----------     -----------     -----------     -----------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                               6,190,615       4,241,495      17,174,526      12,100,527
                                                                         -----------     -----------     -----------     -----------

NONINTEREST INCOME:
  Service fees                                                               621,412         431,390       1,738,148       1,200,908
   Gain on sale of mortgage loans                                          1,626,442       6,966,677
   Mortgage loan processing fees                                             441,418       1,777,049
   Mortgage loan origination fees                                            330,686         150,445         853,712         322,577
   Gain on sale of commercial loans                                           42,888          42,888

   Other noninterest income                                                  308,471         130,366         844,682         294,471
                                                                         -----------     -----------     -----------     -----------
           Total noninterest income                                        3,328,429         755,089      12,180,268       1,860,844
                                                                         -----------     -----------     -----------     -----------

NONINTEREST EXPENSE:
   Salaries and benefits                                                   5,069,423       2,799,217      16,573,806       7,510,262
   Occupancy and equipment                                                   699,905         532,467       1,981,662       1,505,757
   Data processing                                                           288,184         224,260         825,418         621,456
   Dividends on preferred securities of subsidiary trusts                    205,126         425,835         428,866
   Other                                                                   1,633,397         817,120       4,460,959       2,414,724
                                                                         -----------     -----------     -----------     -----------

           Total noninterest expense                                       7,690,909       4,578,190      24,267,680      12,481,065
                                                                         -----------     -----------     -----------     -----------

INCOME  BEFORE PROVISION
  FOR INCOME TAXES                                                         1,828,135         418,394       5,087,114       1,480,306

PROVISION FOR INCOME TAXES                                                   654,973         152,950       1,751,981         557,039
                                                                         -----------     -----------     -----------     -----------

NET INCOME                                                                 1,173,162         265,444       3,335,133         923,267
                                                                         -----------     -----------     -----------     -----------

 PREFERRED STOCK DIVIDENDS                                                    63,014                         186,987         140,058
                                                                         -----------     -----------     -----------     -----------

 NET INCOME APPLICABLE TO COMMON SHARES                                  $ 1,110,148     $   265,444     $ 3,148,146     $   783,209
                                                                         ===========     ===========     ===========     ===========

 INCOME PER COMMON SHARE:
   Basic                                                                 $      0.16     $      0.04     $      0.46     $      0.12
                                                                         ===========     ===========     ===========     ===========
   Diluted                                                               $      0.16     $      0.04     $      0.45     $      0.12
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

FLORIDA BANKS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY  (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------




                                                    Preferred Stock                Common Stock                Additional
                                         -------------------------------------------------------------           Paid-In
                                                Shares          Par Value     Shares         Par Value           Capital


BALANCE, JANUARY 1, 2002                        102,283        $6,955,244    5,677,660        $56,777          $44,964,967
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

Series B Preferred Stock dividends paid
                                               ________        __________    _________       _________         ___________
BALANCE, DECEMBER 31, 2002                       50,000         5,000,000    6,768,362          67,684          52,287,390
Comprehensive income:

   Net income
  Unrealized loss on available for sale
     investment securities,
     net of tax of $218,516
      Comprehensive income
Issuance of common stock under Employee
    Stock Purchase Plan                                                         30,935             309             222,835
Exercise of stock warrants                                                      12,800             128             127,872
Series C Preferred Stock offering costs                                                                            (10,677)
Exercise of stock options and
    issue of stock grants                                                        2,531              26             246,782
Series C Preferred Stock dividends paid
                                               ________        __________    _________       _________         ___________
BALANCE, September 30, 2003  (Unaudited)         50,000        $5,000,000    6,814,628       $  68,147         $52,874,202




                                                                        Accumulated
                                                                           Other
                                                                       Comprehensive
                                                       Accumulated     (loss) income
                                                         Deficit        Net of Tax            Total

BALANCE, JANUARY 1, 2002                               $(6,079,156)    $     244,202      $   46,142,034
Comprehensive income:
   Net income                                            1,467,058                             1,467,058
  Unrealized gain on available for sale
     investment securities,
     net of tax of $144,482                                                  239,472             239,472
      Comprehensive income                                                                     1,706,530
Conversion of Series B Preferred Stock
     into common stock
Exercise of stock options                                                                         46,472
Issuance of common stock under Employee

    Stock Purchase Plan                                                                          210,770
Issuance of restricted stock                                                                     120,844

Issuance of Series C Preferred Stock, net                                                      5,000,000

Series B Preferred Stock dividends paid                   (262,775)                             (262,775)
                                                       ___________     _____________      ______________
BALANCE, DECEMBER 31, 2002                              (4,874,873)          483,674          52,963,875
Comprehensive income:
   Net income                                            3,335,133                             3,335,133
  Unrealized loss on available for sale
     investment securities,
     net of tax of $218,516                                                 (362,180)           (362,180)
      Comprehensive income                                                                     2,972,953
Issuance of common stock under Employee
    Stock Purchase Plan                                                                          223,144
Exercise of stock warrants                                                                       128,000
Series C Preferred Stock offering costs                                                          (10,677)
Exercise of stock options and
    issue of stock grants                                                                        246,808
Series C Preferred Stock dividends paid                   (123,288)                             (123,288)
                                                       ___________     _____________      ______________
BALANCE, September 30, 2003  (Unaudited)               $(1,663,028)    $     121,494      $   56,400,815
                                                       ===========     =============      ==============

See notes to condensed financial statements.

FLORIDA BANKS, INC.  CONDENSED STATEMENTS OF CASH FLOWS  (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Nine-Month Period Ended
                                                                                                              September 30,
                                                                                                 -----------------------------------
OPERATING ACTIVITIES:                                                                                    2003               2002
                                                                                                 ----------------------------------
  Net income                                                                                         $   3,335,133    $     923,267
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Depreciation and amortization                                                                        655,150          579,343
      Reinvested dividends on investment securities                                                        (90,301)        (116,826)
      Deferred income tax provision (benefit)                                                             (105,268)         537,751
      Accretion of premium on investments, net                                                            (689,170)         (37,177)
      Amortization of premium on loans                                                                      67,945           95,356
      Loss on sale of available for sale investment securities                                                                3,967
      Provision for loan losses                                                                          2,452,158        2,107,236
      Loss on foreign currency translation                                                                 124,139           41,675
      Gain on derivative instruments                                                                       (86,120)         (43,056)
      Increase in mortgage loans held for sale                                                         (16,507,982)
      Increase in accrued interest receivable                                                              (21,418)        (631,637)
      Decrease (increase) in accrued interest payable                                                      480,454         (297,601)
      (Increase) decrease in other assets                                                                 (635,231)          40,488
      Increase in other liabilities                                                                      4,918,720        1,053,929
                                                                                                     -------------    -------------
           Net cash (used in) provided by operating activities                                          (6,101,791)       4,256,715
                                                                                                     -------------    -------------
INVESTING ACTIVITIES:
  Proceeds from sales, paydowns and maturities of investment securities:
    Available for sale                                                                                  28,861,721       16,271,660
    Held to maturity                                                                                       227,925        2,360,879
  Purchases of investment securities:
    Available for sale                                                                                 (20,091,102)     (28,528,240)
    Other investments                                                                                     (810,700)        (188,800)
  Net increase in loans held for investment                                                           (114,524,353)    (113,968,736)
  Increase in bank owned life insurance                                                                (10,333,757)
  Proceeds from sale of other real estate owned                                                                             242,979
  Proceeds from sale of premises and equipment                                                           1,089,326
  Purchases of premises and equipment                                                                   (1,200,453)      (2,629,460)
                                                                                                     -------------    -------------
           Net cash used in investing activities                                                      (116,781,393)    (126,439,718)
                                                                                                     -------------    -------------
FINANCING ACTIVITIES:
  Net decrease in demand deposits, money market accounts and savings accounts                           16,895,269       20,754,787
  Net increase in time deposits                                                                        129,825,017       88,726,347
  Increase in repurchase agreements                                                                     38,859,770       37,603,204
  Increase (decrease) in borrowed funds                                                                  9,597,788       (2,405,911)
  Proceeds from FHLB advances                                                                              400,000        3,000,000
  Preferred stock offering costs                                                                           (10,677)
  Proceeds from exercise of stock options and issuance of stock grants                                     246,808          115,643
  Preferred dividends paid                                                                                (123,288)        (262,775)
  Proceeds from exercise of stock warrants                                                                 128,000
  Proceeds from issuance  of trust preferred securities, net                                             3,526,908        7,718,016
                                                                                                     -------------    -------------
           Net cash provided by financing activities                                                   199,345,595      155,249,311
                                                                                                     -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                               76,462,411       33,066,308
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                                   89,479,504       73,989,159
                                                                                                     -------------    -------------
  End of period                                                                                      $ 165,941,915    $ 107,055,467
                                                                                                     =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                                                           $  12,066,773    $  11,840,551
                                                                                                     =============    =============
    Cash paid for income taxes                                                                       $   2,043,449    $
                                                                                                     =============    =============
NONCASH FINANCING ACTIVITIES:
     Proceeds from demand deposits used to purchase shares of
     common stock under Employee Stock Purchase Plan                                                 $     223,144    $     210,771
                                                                                                     =============    =============

See notes to condensed financial statements.

FLORIDA BANKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

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

      The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the annual financial statements. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders incorporated by reference into the Company's Form 10-K for the year ended December 31, 2002. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results of the interim periods have been made. Results of operations for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.    EARNINGS PER COMMON SHARE

      The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per common share.

                                                  Three-Month Period Ended           Nine-Month Period Ended
                                                        September 30,                     September 30,
                                               --------------------------------   -------------------------------
                                                    2003             2002             2003             2002
                                               ---------------  ---------------   --------------   --------------

      Weighted average number of common
        shares outstanding - Basic                6,812,029       6,751,156        6,793,479       6,335,832

      Incremental shares from the assumed
        conversion of stock options                 256,823          97,729          201,625          85,233
                                                  ---------       ---------        ---------       ---------
      Total - Diluted                             7,068,852       6,848,885        6,995,104       6,421,065
                                                  =========       =========        =========       =========


The incremental shares from the assumed conversion of stock options for the three and nine-month periods ended September 30, 2003 and 2002 were determined using the treasury stock method, under which the assumed proceeds were equal to
(1) the amount that the Company  would receive upon exercise of the options plus
(2) the amount of tax benefit that would be credited to additional paid-in capital assuming exercise of the options. The assumed proceeds are used to purchase outstanding common shares at the Company's average market value for the period.

FLORIDA BANKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 2003 AND 2002 (UNAUDITED) (Continued)
--------------------------------------------------------------------------------

3.    DERIVATIVE INSTRUMENTS

      The following  instruments  qualify as derivatives as defined by Statement
      of  Accounting  Standards  No.  133  ("SFAS  No.  133"),   Accounting  for
      Derivative Instruments and Hedging Activities, as amended:

                                                      September 30, 2003
                                             -----------------------------------
                                             Contract/Notional          Fair
                                                  Amount               Value

      Interest rate swap agreements            $ 148,500,000        $ 1,889,225
      Foreign currency swap agreements         $   2,000,000        $  (111,540)
      Commitments to fund mortgage loans       $  58,748,408        $   334,918

      Interest rate swap agreements at September 30, 2003 consist of twenty-one agreements, which effectively convert the interest rate on certain certificates of deposit from a fixed rate to a variable rate to more closely match the interest rate sensitivity of the Company's assets and liabilities. The Company has designated and assessed the derivatives as highly effective fair value hedges, as defined by SFAS No. 133. Additionally, the Company entered into a foreign currency swap agreement during the first quarter of 2001 that does not qualify for hedge accounting under SFAS No. 133. Accordingly, all changes in the fair value of the foreign currency swap agreement are reflected in the earnings of the Company. The Company recognized a loss of $1,422 and a gain of $8,660, respectively, during the three- and nine-month periods ended September 30, 2003 as a result of changes in the fair value of the foreign currency agreement and the related translation adjustment.

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

4.    PREFERRED STOCK

      On December 31, 2002, the Company issued 50,000 shares of Series C preferred stock for $100.00 per share to a single shareholder through a private placement. The Series C preferred stock is not convertible or redeemable, except as a result of a change in control. Non-cumulative dividends accrue at five percent annually and are payable quarterly in arrears. In the event of any liquidation, dissolution or winding up of affairs of the Company, holders of Series C preferred stock at the time shall receive $100.00 per share plus an amount equal to accrued and unpaid dividends thereon through and including the date of distribution prior to any distribution to holders of common stock. The liquidation preference at September 30, 2003 was $5,061,643.

FLORIDA BANKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 2003 AND 2002 (UNAUDITED) (Continued)
--------------------------------------------------------------------------------

      Subject to regulatory approval, the Company intends to exchange all of the Series C preferred stock for shares of Series D preferred stock, which will be substantially similar to the Series C preferred stock, except the Series D preferred stock will be immediately converted into 500,000 shares of the Company's common stock at $10.00 per share. The preferred shareholder intends to formally apply for the necessary regulatory approvals for this exchange.

5.    RECENT ACCOUNTING PRONOUNCEMENTS

      In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. In addition, the Interpretation clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations that the guarantor has undertaken in issuing the guarantee. The Company adopted the disclosure requirements of FIN 45 for the fiscal year ended December 31, 2002, and the recognition provisions on January 1, 2003. Adoption of FIN 45 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. This Interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise held a variable interest that is acquired on or before January 31, 2003. The Company adopted FIN 46 as of July 31, 2003. Adoption of FIN 46 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, the statement clarifies when a contract is a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is generally effective prospectively for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. The Company adopted SFAS 149 effective July 1, 2003. Adoption of SFAS 149 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

FLORIDA BANKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 2003 AND 2002 (UNAUDITED) (Continued)
--------------------------------------------------------------------------------

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS 150 are generally effective for financial instruments entered into or modified after May 31, 2003. Additionally, the Company must apply the provisions of SFAS 150 to all financial instruments on July 1, 2003. Upon the adoption of SFAS 150, the company's obligated mandatorily redeemable preferred securities of subsidiary trusts have been reclassified from mezzanine equity to debt. The dividends related to these securities after July 1, 2003 are reflected as interest expense on a prospective basis. At September 30, 2003, the Company had $20.0 million outstanding as company obligated mandatorily redeemable preferred securities of subsidiary trusts. The Company paid dividends related to those instruments of approximately $246 thousand (classified as interest expense) and $671 thousand (six months classified as noninterest expense and three months classified as interest expense) for the three- and nine-month periods ended September 30, 2003, respectively.

6.    GUARANTEES

      The Company issues standby letters of credit to provide credit support for some creditors in case of default. As of September 30, 2003, the carrying amount of the liability was $10,544 and the maximum potential payment was $10,477,317.

7.    SEGMENT REPORTING

      Prior to October 1, 2002, the Company had one reporting segment. In October 2002, the Company started a mortgage banking division which is managed as a segment. Accordingly, from October 2002 forward, the Company has two reporting segments, the commercial bank and the mortgage bank. The commercial bank segment provides its commercial customers such products as working capital loans, equipment loans and leases, commercial real estate loans and other business related products and services. This segment also offers mortgage loans to principals of its commercial customers. The mortgage bank segment originates mortgage loans through a network of third party mortgage brokers and sells these loans (on a wholesale basis) into the secondary market.

FLORIDA BANKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 2003 AND 2002 (UNAUDITED) (Continued)
--------------------------------------------------------------------------------

      Information  about  reportable   segments,   and  reconciliation  of  such
      information to the consolidated financial statements as of and for the three-month period ended September 30, 2003 follows:



                                     Commercial           Mortgage                              Intersegment       Consolidated
                                        Bank                Bank               Other            Eliminations           Total
                                  ----------------   ------------------  -----------------   ------------------   ----------------

      Net interest income           $  5,904,673       $  1,168,988        $   (283,613)                             $  6,790,048

      Noninterest income               1,231,200          2,067,860              29,369                                 3,328,429

      Provision for loan losses          599,433            599,433

      Noninterest expense              4,415,916          2,539,801             735,192                                 7,690,909

      Income (loss) before taxes       2,120,524            697,047            (989,436)                                1,828,135

      Assets                         884,565,054         72,847,211          85,077,735           (77,863,584)       $964,626,416

      Expenditures for additions
        to premises and equipment        209,904             84,134              84,184                                   378,222

      Information  about  reportable   segments,   and  reconciliation  of  such
      information to the consolidated financial statements as of and for the nine-month period ended September 30, 2003 follows:

                                       Commercial       Mortgage                        Intersegment    Consolidated
                                          Bank            Bank             Other        Eliminations       Total
                                    --------------    -------------   --------------  ----------------  ---------------

      Net interest income             $ 16,859,541    $ 2,957,577       $ (190,434)                      $ 19,626,684

      Noninterest income                 3,379,543      8,743,726           56,999                         12,180,268

      Provision for loan losses          2,452,158                                                          2,452,158

      Noninterest expense               12,886,749      8,276,138        3,104,793                         24,267,680

      Income (loss) before taxes         4,900,177      3,425,165       (3,238,228)                         5,087,114

      Assets                           884,565,054     73,919,602       84,457,735      (77,863,584)     $965,078,807

      Expenditures for additions
        to premises and equipment          667,234        378,085          155,134                       $  1,200,453

FLORIDA BANKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 2003 AND 2002 (UNAUDITED) (Continued)
--------------------------------------------------------------------------------

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in Note 1 of the Company's consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 filed in conjunction with the Company's annual report on form 10-K for the year ended December 31, 2002. The Company evaluates performance based on profit or loss from operations before income taxes.

      The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and accordingly requires different technology and marketing strategies.

      The Company derives a majority of its revenues from interest income and gain on sale of mortgage loans and the chief operating decision maker relies primarily on net income before taxes to assess the performance of the segments and make decisions about resources to be allocated to the segments. Therefore, the segments are reported above using net income before taxes. The Company does not allocate income taxes to the segments. The Company does not have operating segments other than those reported. Parent Company financial information is included in the Other category in the table above and is deemed to represent an overhead function rather than an operating segment. The Company does not have a single external customer from which it derives 10 percent or more of its revenues and operates in one geographical area.


8.    STOCK OPTIONS

      Pursuant to the disclosure requirements of SFAS No. 148, the following table provides an expanded reconciliation for all periods presented that adds back to reported net income the recorded expense under Accounting Principles Board Opinion No. 25, net of related income tax effects, deducts the total fair value expense under SFAS No. 123, net of related income tax effects and shows the reported and pro forma earnings per share amounts.

FLORIDA BANKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 2003 AND 2002 (UNAUDITED) (Continued)
--------------------------------------------------------------------------------

                                                          Three-Month Period Ended              Nine-Month Period Ended
                                                                September 30,                         September 30,
                                                       ------------------------------        ------------------------------
                                                           2003                2002              2003               2002
      Net income applicable to common shares
        As reported                                    $ 1,110,148        $   265,444        $ 3,148,146        $   783,209
      Total stock-based employee compensation
        cost included in the determination of net
        income, net of related tax effects                  57,425             18,843            144,537             56,528
      Total stock-based employee compensation
        cost determined under fair value method
        for all awards, net of related tax effects         (44,770)           (53,363)          (133,089)          (160,088)
                                                       -----------        -----------        -----------        -----------
      Pro forma net income applicable
        to common shares                               $ 1,122,803        $   230,924        $ 3,159,594        $   679,649
                                                       ===========        ===========        ===========        ===========

      Earnings per share - Basic
        As reported                                    $      0.16        $      0.04        $      0.46        $      0.12
        Pro forma                                      $      0.16        $      0.03        $      0.47        $      0.11
      Earnings per share - Diluted
        As reported                                    $      0.16        $      0.04        $      0.45        $      0.12
        Pro forma                                      $      0.16        $      0.03        $      0.45        $      0.11
      Shares used for computation
        Basic                                            6,812,029          6,751,156          6,793,479          6,335,832
        Diluted                                          7,068,852          6,848,885          6,995,104          6,421,065

9.    SUBSEQUENT EVENT

      On October 2, 2003, the Company announced it was postponing the planned public offering of its common stock for which it filed a registration statement with the Securities and Exchange Commission on July 16, 2003. However, the Company will evaluate its capital plans during the remainder of 2003 and early in 2004 and may raise additional capital during this time period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

The preparation of the condensed consolidated financial statements, on which this Management's Discussion and Analysis is based, requires Management to make estimates, which impact these condensed consolidated financial statements. The most critical of these estimates and accounting policies relate to the allowance for loan losses, other real estate owned, and derivative financial instruments. For a more complete discussion of these and other accounting policies, see Note 1 to the Company's consolidated financial statements for December 31, 2002, 2001 and 2000, and the years then ended, filed in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

The Company's net income applicable to common shares for the third quarter of 2003 was $1.1 million, compared to $265 thousand for the third quarter of 2002. Basic and diluted income per common share for the third quarter of 2003 was $.16 compared to $.04 for the third quarter of 2002. The increase in net income can be attributed to increased net interest income, and increased non-interest income, partially offset by an increase in non-interest expenses.

The increase in net interest income of $1.9 million or 37.4%, to $6.8 million for the third quarter of 2003 compared to $4.9 million for the third quarter of 2002, consists of an increase in interest income of $2.1 million, or 23.7%, and an increase in interest expense of $298 thousand, or 7.2%. The increase in interest income in the third quarter of 2003 is primarily attributable to an increase of $2.5 million in interest and fees on loans resulting from the growth in the loan portfolio, partially offset by decreases in interest income from investments and federal funds sold. The increase in interest expense resulted primarily from an increase of $246 thousand in interest on trust preferred securities, an increase of $88 thousand in borrowed funds, and an increase of $8 thousand in interest on deposits, partially offset by a decrease in interest on repurchase agreements. The increase in interest expense on deposits and borrowed funds is primarily attributable to an increase in these liabilities, partially offset by a decrease in market interest rates. The increase in interest on trust preferred securities results primarily from the reclassification of this expense as interest expense under SFAS 150 (see Note 5 to the "Notes to Consolidated Condensed Financial Statements: contained in Part 1 Item 1). The decrease in interest expense on repurchase agreements is primarily attributable to the decline in market interest rates on these instruments.

The provision for loan losses charged to operations decreased $100 thousand to $599 thousand for the third quarter of 2003 from $699 thousand in the third quarter of 2002. This decrease primarily reflects a slowing in the growth of the portfolio of loans held for investment in the third quarter of 2003 as compared to the third quarter of 2002. For a more detailed discussion of the provision for loan losses, see "Allowance for Loan Losses" in the "Financial Condition"
                       --------------------------
section below.

Non-interest income increased 340.8% or $2.6 million, to $3.3 million for the three months ended September 30, 2003 from $755 thousand for the three months ended September 30, 2002. The increase in non-interest income primarily resulted from gains on sale of mortgage loans of $1.6 million and mortgage loan processing fees of $441 thousand for the third quarter, compared to zero for these categories for the same period in 2002. These income categories relate to the wholesale mortgage division of Florida Bank, N.A., (the "Bank"), which commenced operations in the fourth quarter of 2002. Due to the short time that this division has been in operation, and the substantial portion of its revenue attributable to mortgage refinance activity, there can be no assurance that the current levels of income will continue in the future. Service fees on deposits increased $190 thousand or 44.1% to $621 thousand for the three months ended September 30, 2003 from $431 thousand for the three months ended September 30, 2002. This increase is primarily attributable to an increase in deposit accounts. Mortgage loan origination fees attributable to the commercial bank increased $180 thousand or 119.8% to $331 thousand for the three months ended September 30, 2003 from $150 thousand for the three months ended September 30, 2002. This increase is primarily attributable to increased volume in residential mortgage loans. Gain on sale of commercial loans for the three months ended September 30, 2003 was zero, compared to $43 thousand for the same period in 2002. The gain resulted from the sale of a commercial loan in the third quarter of 2002. Other non-interest income increased $178 thousand, or 136.6% to $308 thousand for the three months ended September 30, 2003 from $130 thousand for the same period in 2002. The increase in other non-interest income is primarily attributable to increases in Automated Clearing House fees, and other non-deposit related service charges.

Non-interest expense increased $3.1 million or 68.0% to $7.7 million for the three months ended September 30, 2003 compared to $4.6 million for the three months ended September 30, 2002. The increase in non-interest expense resulted primarily from increases in salaries and benefits, dividends on preferred security of subsidiary trust, and other expenses. Salaries and benefits expenses increased $2.3 million to $5.1 million for the third quarter of 2003 compared to $2.8 million for the third quarter of 2002. This increase is primarily the result of additional staff associated with the overall growth of the Company's business and with the addition of staff for the wholesale mortgage division, who were hired beginning in the third quarter of 2002. Dividends on preferred securities of subsidiary trusts are zero for the third quarter of 2003, compared to $205 thousand for the third quarter of 2002, because this item is now classified as interest expense. Other expenses increased $816 thousand, or 99.9% to $1.6 million for the third quarter of 2003 compared to $817 thousand for the third quarter of 2002. This increase is primarily attributed to the expenses associated with supporting operations related to the overall growth of the Company. Specific operational expenses which increased include communications, loan expenses and postage/courier expenses.

A provision for income taxes of $655 thousand was recognized for the third quarter of 2003 compared to $153 thousand for the same period in 2002. These provisions for income taxes represent an estimated effective annual tax rate of approximately 31% and 37% respectively. The decrease in the effective tax rate results from a tax credit obtained from a charitable contribution the Company made in the second quarter of 2003, reducing the Company's year-to-date tax rate, which effectively reduced the tax rate for the second and third quarters of 2003.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

The Company's net income applicable to common shares for the nine months ended September 30, 2003 was $3.1 million, compared to $783 thousand for the same period in 2002. Basic and diluted income per common share for the first nine months of 2003 was $.46 and $.45, respectively, compared to $.12 and $.12, respectively, for the first nine months of 2002. The increase in net income can be attributed to increased net interest income, and increased non-interest income, partially offset by an increase in the provision for loan losses and an increase in non-interest expenses.

The increase in net interest income of $5.4 million or 38.1%, to $19.6 million for the first nine months of 2003 compared to $14.2 million for the first nine months of 2002, consists of an increase in interest income of $6.4 million, or 24.9%, partially offset by an increase in interest expense of $1.0 million, or 8.7%. The increase in interest income in the first nine months of 2003 is primarily attributable to an increase of $7.4 million in interest and fees on loans resulting from the growth in the loan portfolio, partially offset by decreases in interest income from investments and federal funds sold. The increase in interest expense resulted primarily from an increase of $708 thousand in interest on deposits, a $246 thousand increase in interest on trust preferred securities, and a $138 thousand increase in interest on repurchase agreements, partially offset by a decrease in interest on borrowed funds. The increase in interest expense on deposits is primarily attributable to an increase in deposits, partially offset by a decrease in market interest rates on deposits. The increase in interest on trust preferred securities results primarily from the reclassification of this expense as interest expense under SFAS 150 (see Note 5 to the "Notes to Consolidated Condensed Financial
Statements: contained in Part 1 Item 1 ). The increase in interest expense on borrowed funds results from an increase in the balances of these liabilities, partially offset by a decline in interest rates. The decrease in interest expense on repurchase agreements is primarily attributable to the decline in market interest rates on these instruments.

The provision for loan losses charged to operations increased $345 thousand to $2.5 million for the nine months ended September 30, 2003 from $2.1 million for the same period in 2002. This increase primarily reflects growth of the overall loan portfolio in the first nine months of 2003 as compared to the first nine months of 2002. For a more detailed discussion of the provision for loan losses, see "Allowance for Loan Losses" in the "Financial Condition" section below.

Noninterest income increased 554.6% or $10.3 million, to $12.2 million for the nine months ended September 30, 2003 from $1.9 million for the nine months ended September 30, 2002. The increase in noninterest income primarily resulted from gains on sale of mortgage loans of $7.0 million and mortgage loan processing fees of $1.8 million for the nine months ended September 30, 2003, compared to zero for these categories for the same period in 2002. These income categories relate to the Bank's wholesale mortgage division, which commenced operation in the fourth quarter of 2002. Due to the short time that this division has been in operation, and the substantial portion of its revenue attributable to mortgage refinance activity, there can be no assurance that the current levels of income will continue in the future. Service fees on deposits increased $537 thousand or 44.7% to $1.7 million for the nine months ended September 30, 2003 from $1.2 million for the nine months ended September 30, 2002. This increase is primarily attributable to an increase in deposit accounts. Mortgage loan origination fees attributable to the commercial bank increased $531 thousand or 164.7% to $854 thousand for the nine months ended September 30, 2003 from $323 thousand for the nine months ended September 30, 2002. This increase is primarily attributable to increased volume in residential mortgage loans. Gain on sale of commercial loans for the nine months ended September 30, 2003 was zero, compared to $43 thousand for the same period in 2002. This results from the sale of a commercial loan in the third quarter of 2002. Other non-interest income increased $550 thousand, or 186.8% to $845 thousand for the nine months ended September 30, 2003 from $294 thousand for the nine months ended September 30, 2002. The increase in other noninterest income is primarily attributable to increases in Automated Clearing House fees, and other non-deposit related service charges.

Noninterest expense increased $11.8 million or 94.4% to $24.3 million for the nine months ended September 30, 2003 compared to $12.5 million for the nine months ended September 30, 2002. The increase in noninterest expense resulted primarily from increases in salaries and benefits and other expenses. Salaries and benefits expenses increased $9.1 million to $16.6 million for the first nine months of 2003 compared to $7.5 million for the first nine months of 2002. This increase is primarily the result of additional staff associated with the overall growth of the Company's business and with the addition of the staff of the wholesale mortgage division who were hired beginning in the third quarter of 2002. Other expenses increased $2.1 million, or 84.7% to $4.5 million for the first nine months of 2003 compared to $2.4 million for the first nine months of 2002. This increase is primarily attributed to the expenses associated with supporting operations related to the overall growth of the Company. Specific operational expenses which increased include communications, recruitment expenses and postage/courier expenses.

A provision for income taxes of $1.8 million was recognized for the first nine months of 2003 compared to $557 thousand for the same period in 2002. These provisions for income taxes represent an estimated effective annual tax rate of approximately 34% and 38% respectively. The decrease in the effective tax rate results from a tax credit obtained from a charitable contribution the Company made in the second quarter of 2003.

FINANCIAL CONDITION

Total assets at September 30, 2003 were $965.1 million, an increase of $209.0 million or 27.6%, from $756.1 million at December 31, 2002. The increase in total assets primarily resulted from the growth in loans outstanding, mortgage loans held for sale, and cash and due from banks which were funded by new deposit growth and other borrowed funds. Total investment securities decreased $8.0 million or 14.9% to $45.7 million at September 30, 2003 as compared to

$53.7 million at December 31, 2002. Federal funds sold and repurchase agreements decreased $15.0 million or 24.0% to $47.5 million at September 30, 2003 from $62.5 million at December 31, 2002.

Loans held for investment increased $116.6 million, or 32.7%, to $664.6 million at September 30, 2003, from $551.0 million at December 31, 2002. Mortgage loans held for sale increased $16.5 million or 30.2% to $71.2 million at September 30, 2003 from $54.7 million at December 31, 2002. These increases in loans were funded by increases in depository accounts, repurchase agreements sold and other borrowings. The allowance for loan losses increased $1.3 million or 18.2% during the first nine months of 2003. The increase resulted from net charge-offs of loans of $1.1 million plus additional provisions of $2.5 million during that period. The allowance for loan losses as a percent of total loans held for investment was 1.29% at September 30, 2003 and 1.32% at December 31, 2002. Management believes that such allowance for loan losses is sufficient to cover estimated losses in the Bank's loan portfolio. For further information, see "Allowance for Loan Losses" below.
 -------------------------

Deposits increased $146.7 million, or 22.1%, to $811.6 million at September 30, 2003 from $664.9 million at December 31, 2002. The increase in total deposits primarily resulted from an increase of $108.1 million or 34.3% in time deposits $100,000 and over, combined with an increase of $21.7 million or 31.2% in other time deposits. Time deposits often fluctuate in response to interest rate changes and can vary rather significantly on a quarterly basis. The increase in time deposits $100,000 and over resulted primarily from an increase in brokered deposits. Noninterest-bearing deposits decreased $40.8 million or 28.9%. This decrease was a result of the transfer of funds into demand deposit accounts which were previously invested in repurchase agreements sold. This transfer was related to the customer's intangible tax strategy. These funds flowed back into repurchase agreements after year-end, as can be seen by comparing the relative balances of demand deposits and repurchase agreements sold at September 30, 2003 and December 31, 2002. Interest-bearing demand deposits increased $31.0 million or 58.7%. Savings deposits increased $16.8 million or 25.1%. Money market accounts increased $9.9 million or 51.7%. Growth in deposit accounts, other than brokered time deposits, are primarily attributable to continued expansion of the Company's customer base as a result of ongoing marketing activities.

Repurchase agreements sold increased $38.9 million, or 835.0%, to $43.5 million at September 30, 2003 from $4.7 million at December 31, 2002, for reasons discussed in the previous paragraph, together with continued expansion of the Company's customer base. Other borrowed funds increased $10.0 million or 100.8% to $19.9 million at September 30, 2003 from $9.9 million at December 31, 2002. Accrued interest payable increased $480 thousand, or 20.2%, to $2.9 million at September 30, 2003 from $2.4 million at December 31, 2002. This increase was due primarily to an increase in interest-bearing deposits and other interest-bearing liabilities highlighted herein.

Accounts payable and accrued expenses increased $4.9 million or 103.2% to $9.7 million at September 30, 2003 from $4.8 million at December 31, 2002. This increase was primarily attributable to accrued commissions and incentives related to the mortgage banking division. Mandatory mortgage forward delivery contracts were $1.1 million at September 30, 2003, compared to zero at December 31, 2002. This liability results from forward commitments imbedded in the mortgage loans held for sale. Trust preferred securities were $20.0 million at September 30, 2003, resulting from the reclassification of company obligated manditorily redeemable preferred securities of subsidiary trust from mezzanine financing to a liability, together with a new trust preferred issue in the second quarter of 2003. See Notes 5 and 6 to the "Notes to Consolidated Condensed Financial Statements: contained in Part 1 Item 1.

Shareholders' equity increased by $3.4 million to $56.4 million at September 30, 2003, from $53.0 million at December 31, 2002. This increase is the result of net income for the first nine months of 2003 of $3.3 million, combined with the issue of stock under the Company's Employee Stock Purchase Plan of $223 thousand, and the issue of stock related to exercise of warrants and options and the issue of stock grants of $375 thousand. These increases were partially offset by a decrease in other comprehensive income related to an unrealized loss in the Company's bond portfolio of $362 thousand, the payment of dividends on the Series C Preferred Stock of $123 thousand, and the recording of offering expenses of the Series C Preferred Stock issue to additional paid-in capital of $11 thousand.

Non-accrual loans were $617 thousand at September 30, 2003, a decrease of $918 thousand or 59.8%, compared to the balance of $1.5 million at December 31, 2002. These loans were reclassified under the Bank's policy of transferring loans to non-accrual status when they become more than 90 days past due on either principal or interest. The Company believes the specific reserves placed against these loans are adequate, and payment is being sought from secondary sources, such as the sale of collateral.

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

Summary

"Loans" in the following two paragraphs refers to loans held for investment.
                                                  -------------------------

The various methodologies included in this analysis take into consideration the historic loan losses and specific allowances. In addition, the allowance incorporates the results of measuring impaired loans as provided by Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. Specific allowances totaled $1.9 million at September 30, 2003. The range for the allowance for loan losses at September 30, 2003, including specific allowances, was determined to be between $7.4 million or 1.11% of loans (low range) and $11.7 million or 1.76% of loans (high range).

At September 30, 2003, the Bank's total allowance for loan losses was $8.6 million or 1.29% of loans as compared to $7.3 million or 1.32% of loans at December 31, 2002. Criticized/Classified assets have decreased when measured against loans outstanding. This is primarily attributable to the charge-off during the first quarter of certain credits for which specific reserves were established at the end of 2002. At September 30, 2003, this benchmark (Criticized/Classified) was 3.67% of loans outstanding compared to 4.5% at December 31, 2002. Past due loans have increased to .66% of loans outstanding at September 30, 2003 compared to .14% at December 31, 2002. Non-Performing assets have declined as a percentage of total loans including other real estate owned to .19% at September 30, 2003 versus .78% at December 31, 2002. Net loan losses for the first nine months of 2003 were $1.1 million or .19% of average loans outstanding for the period, compared to $415 thousand, or .09% of average loans for the same period in 2002.

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

Liquidity and Sources of Capital
--------------------------------

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2003 balance sheet evidences a satisfactory liquidity position as total cash and cash equivalents amounted to $165.9 million, representing 17.2% of total assets. Investment securities available for sale amounted to $42.4 million, representing 4.4% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities are also a source of liquidity. For the nine-month period ended September 30, 2003, total deposits increased from $664.9 million at December 31, 2002 to $811.6 million, or 22.1%. During this period, repurchase agreements sold increased from $4.7 million to $43.5 million, or 835.0%, and other borrowed funds increased from $9.9 million to $19.9 million, or 100.8%. There can be no assurance that the Company will be able to maintain this level of growth. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. Management believes there are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

The Company's Board of Directors and executive officers are committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

In December 2001, April 2002, June 2002, December 2002, and June 2003, the Company participated in pooled trust preferred offerings. By issuing trust preferred securities through its subsidiary trusts, the Company was able to increase its Tier 1 capital for regulatory purposes without diluting the ownership interests of its common shareholders. For the specific transactions, terms and rates of the Company's trust preferred securities issues, please refer to footnote 6 of Item 1 above, together with footnote 13 of the Company's consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 filed in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. At September 30, 2003, the net proceeds from pooled trust preferred trust offerings included in the calculation of the Company's consolidated Tier 1 capital for regulatory purposes is $19.1 million.

The table below illustrates the Bank's regulatory capital ratios at September 30, 2003:

                                                                  Minimum
                                     September 30,               Regulatory
Bank                                      2003                  Requirement
                                   --------------------     --------------------

Tier 1 Capital                           10.08%                    4.00%

Total risk-based capital ratio           11.20%                    8.00%

Leverage ratio                           8.32%                     4.00%

Neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

Recently Issued Accounting Pronouncements
-----------------------------------------

Refer to Note 5 of the Consolidated Condensed Financial Statements for further discussion of new accounting standards and their impact on earning beginning in 2003.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

The Company and its representatives may from time to time make written or oral statements that are "forward-looking" and provide other than historical information, including statements contained in this Quarterly Report on Form 10-Q, the Company's other filings with the Securities and Exchange Commission or in communications to its shareholders. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the risk factors listed below.

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

The Company's financial performance is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-earning liabilities subject to repricing over a specified period and the amount of change in individual interest rates. In the current interest rate environment, the liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable performance levels. A decreasing rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing rate environment, earnings are positively impacted. This asset/liability mismatch in pricing is referred to as gap ratio and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap ratio of 1.00 means that assets and liabilities are perfectly matched as to repricing. Management has targeted gap ratio guidelines for a one-year time horizon of between .80 and 1.20 for the Bank. At September 30, 2003, the Bank had a cumulative gap ratio of approximately 0.95 for the one-year period ending September 30, 2004, and a cumulative gap ratio of 1.80 for the three-month time period. Given these gap ratios, over the next three-month period, rate-sensitive assets will reprice faster than rate-sensitive liabilities, and for the following nine-month period, rate sensitive liabilities will reprice faster than rate-sensitive assets.

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

In addition to the gap analysis, management uses rate shock simulation to measure the rate sensitivity of its balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on the Company's net interest margin. The Company measures its interest rate risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a period of twelve months. The Company's most recent rate shock simulation analysis, performed as of September 30, 2003, indicates that a 200 basis point increase in rates would cause an increase in net interest income of $3.9 million over the next twelve-month period. Conversely, a 200 basis point decrease in rates would cause a decrease in net interest income of $1.8 million over a twelve-month period.

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

At September 30, 2003, the Company was not engaged in trading activities.

The Company enters into interest rate swap agreements to manage its exposure to changes in interest rates and to convert the fixed rate on certain brokered certificates of deposit to a floating rate in order to more closely match interest rate sensitivity between selected assets and liabilities. The Company does not use derivative financial instruments for speculative purposes. As is customary for these types of instruments, the Company does not require collateral or other security from other parties to these instruments. By their nature all such instruments involve risk, including the credit risk of nonperformance by counterparties. However, at September 30, 2003, in management's opinion there was no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.

Item 4.  Controls and Procedures

In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company has formalized its disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2003. Based on such evaluation, such officers have concluded that, as of September 30, 2003, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company's (and the Company's consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     While management believes the Company's disclosure controls and procedures and the Company's internal control over financial reporting are adequate, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the controls system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effect control system, misstatements due to error or fraud may occur and not be detected.

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

(b)      Reports on Form 8-K.

         On July 16, 2003, the Company filed a report on Form 8-K (furnishing information under Items 7 and 12) to release financial results for the quarter ended June 30, 2003 and announce conference call information.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Florida Banks, Inc.


Date:  November 13, 2003          By:  /s/ Charles E. Hughes, Jr.
                                       -------------------------
                                           Charles E. Hughes, Jr.
                                           President and Chief Executive Officer


Date:  November 13, 2003          By:  /s/ T. Edwin Stinson, Jr.
                                       -------------------------
                                           T. Edwin Stinson, Jr.
                                           Chief Financial Officer

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