Form 10-Q/A
period 2003-09-30
FLORIDA BANKS INC
filed 2003-11-25
CIK 1058802

FORM 10-Q/A
                                 Amendment No.1

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

Title                                 Outstanding
COMMON STOCK, $.01 PAR VALUE          6,814,928 OUTSTANDING AT NOVEMBER 21, 2003
PER SHARE

EXPLANATORY NOTE

     This Amendment on Form 10-Q/A to the Florida Banks, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2003 is being filed solely for the purpose of refiling the consolidated condensed financial statements (the "Financial Statements") required by Part I, Item I. The original filing of the Financial Statements contained formatting errors which caused certain financial information to be transposed.

PART I.  Financial Information,  Item 1. Financial Statements
FLORIDA BANKS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS  (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 September 30,         December 31,
ASSETS                                                                                                2003                  2002

CASH AND DUE FROM BANKS                                                                          $ 118,456,915        $  26,964,504
FEDERAL FUNDS SOLD AND REPURCHASE AGREEMENTS                                                        47,485,000           62,515,000
                                                                                                 -------------        -------------
           Total cash and cash equivalents                                                         165,941,915           89,479,504
INVESTMENT SECURITIES:
  Available for sale, at fair value (cost $42,164,012 and $50,155,158
    at September 30, 2003 and  December 31, 2002)                                                   42,358,807           50,930,650
  Held to maturity, at cost (fair value $0 and $229,475
    at September 30, 2003 and  December 31, 2002)                                                                           227,925
  Other investments                                                                                  3,304,050            2,493,350
                                                                                                 -------------        -------------
           Total investment securities                                                              45,662,857           53,651,925
MORTGAGE LOANS HELD FOR SALE                                                                        71,182,230           54,674,248
LOANS:
  Commercial real estate                                                                           415,558,472          313,120,588
  Commercial                                                                                       162,614,539          166,122,230
  Residential mortgage                                                                              33,143,631           23,080,140
  Consumer                                                                                          51,029,440           45,859,704
  Credit card and other loans                                                                        2,248,192            2,791,678
                                                                                                 -------------        -------------
           Total loans                                                                             664,594,274          550,974,340
  Allowance for loan losses                                                                         (8,587,417)          (7,263,029)
  Net deferred loan fees                                                                              (710,077)            (519,271)
                                                                                                 -------------        -------------
           Net loans                                                                               655,296,780          543,192,040
PREMISES AND EQUIPMENT, NET                                                                          4,921,669            5,466,332
ACCRUED INTEREST RECEIVABLE                                                                          2,396,520            2,375,102
DEFERRED INCOME TAXES, NET                                                                           4,232,535            3,908,751
DERIVATIVE INSTRUMENTS                                                                               1,777,685            2,321,643
OTHER REAL ESTATE OWNED                                                                                652,500              652,500
OTHER ASSETS                                                                                        13,014,116              343,505
                                                                                                 -------------        -------------
TOTAL ASSETS                                                                                     $ 965,078,807        $ 756,065,550
                                                                                                 =============        =============
LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
  Noninterest-bearing demand                                                                     $ 100,602,517        $ 141,395,150
  Interest-bearing demand                                                                           83,795,480           52,803,427
  Regular savings                                                                                   83,706,296           66,940,672
  Money market accounts                                                                             29,140,737           19,210,512
  Time $100,000 and over                                                                           422,955,846          314,852,717
  Other time                                                                                        91,429,118           69,707,230
                                                                                                 -------------        -------------
          Total deposits                                                                           811,629,994          664,909,708
REPURCHASE AGREEMENTS SOLD                                                                          43,513,648            4,653,878
OTHER BORROWED FUNDS                                                                                19,919,686            9,921,898
ACCRUED INTEREST PAYABLE                                                                             2,858,417            2,377,963
MANDATORY MORTGAGE FORWARD DELIVERY CONTRACTS                                                        1,072,391
TRUST PREFERRED SECURITIES                                                                          20,000,000
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                                9,683,856            4,765,136
                                                                                                 -------------        -------------
          Total liabilities                                                                        908,677,992          686,628,583
                                                                                                 -------------        -------------
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
SUBSIDIARY TRUST                                                                                                         16,473,092
                                                                                                                         ----------
SHAREHOLDERS' EQUITY:
  Series C Preferred Stock, $100.00 par value, 50,000 shares authorized, 50,000                      5,000,000            5,000,000
    shares issued and outstanding
  Common stock, $.01 par value; 30,000,000 shares authorized;
    6,814,628 and 6,768,362 shares issued, respectively                                                 68,147               67,684
  Additional paid-in capital                                                                        52,874,202           52,287,390
  Accumulated deficit (deficit of $8,434,137
     eliminated upon quasi-reorganization on December 31, 1995)                                     (1,663,028)          (4,874,873)
  Accumulated other comprehensive income, net of tax                                                   121,494              483,674
                                                                                                 -------------        -------------
          Total shareholders' equity                                                                56,400,815           52,963,875
                                                                                                 -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       $ 965,078,807        $ 756,065,550
                                                                                                 =============        =============

See notes to condensed financial statements

FLORIDA BANKS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          Three-Month Period Ended         Nine-Month Period Ended
                                                                                September 30,                  September 30,
                                                                        ---------------------------     --------------------------
                                                                            2003            2002            2003           2002
                                                                        -----------     -----------     -----------     ----------

INTEREST INCOME:
   Loans, including fees                                                $10,753,474     $ 8,208,741     $30,772,718     $23,386,476
   Investment securities                                                    300,696         570,382       1,018,185       1,716,879
   Federal funds sold                                                       160,348         287,774         383,008         647,361
                                                                        -----------     -----------     -----------     -----------
           Total interest income                                         11,214,518       9,066,897      32,173,911      25,750,713
                                                                        -----------     -----------     -----------     -----------

INTEREST EXPENSE:
   Deposits                                                               3,907,489       3,899,450      11,548,058      10,839,723
   Repurchase agreements                                                     85,346         128,367         292,620         379,825
   Interest on Trust Preferred Securities                                   245,612                         245,612
   Borrowed Funds                                                           186,023          98,299         460,937         323,402
                                                                        -----------     -----------     -----------     -----------

           Total interest expense                                         4,424,470       4,126,116      12,547,227      11,542,950
                                                                        -----------     -----------     -----------     -----------

NET INTEREST INCOME                                                       6,790,048       4,940,781      19,626,684      14,207,763

PROVISION FOR LOAN LOSSES                                                   599,433         699,286       2,452,158       2,107,236
                                                                        -----------     -----------     -----------     -----------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                              6,190,615       4,241,495      17,174,526      12,100,527
                                                                        -----------     -----------     -----------     -----------

NONINTEREST INCOME:
  Service fees                                                              621,412         431,390       1,738,148       1,200,908
   Gain on sale of mortgage loans                                         1,626,442                       6,966,677
   Mortgage loan processing fees                                            441,418                       1,777,049
   Mortgage loan origination fees                                           330,686         150,445         853,712         322,577
   Gain on sale of commercial loans                                                          42,888                          42,888
   Other noninterest income                                                 308,471         130,366         844,682         294,471
                                                                        -----------     -----------     -----------     -----------
           Total noninterest income                                       3,328,429         755,089      12,180,268       1,860,844
                                                                        -----------     -----------     -----------     -----------

NONINTEREST EXPENSE:
   Salaries and benefits                                                  5,069,423       2,799,217      16,573,806       7,510,262
   Occupancy and equipment                                                  699,905         532,467       1,981,662       1,505,757
   Data processing                                                          288,184         224,260         825,418         621,456
   Dividends on preferred securities of subsidiary trusts                                   205,126         425,835         428,866
   Other                                                                  1,633,397         817,120       4,460,959       2,414,724
                                                                        -----------     -----------     -----------     -----------

           Total noninterest expense                                      7,690,909       4,578,190      24,267,680      12,481,065
                                                                        -----------     -----------     -----------     -----------

INCOME  BEFORE PROVISION
  FOR INCOME TAXES                                                        1,828,135         418,394       5,087,114       1,480,306

PROVISION FOR INCOME TAXES                                                  654,973         152,950       1,751,981         557,039
                                                                        -----------     -----------     -----------     -----------

NET INCOME                                                                1,173,162         265,444       3,335,133         923,267
                                                                        -----------     -----------     -----------     -----------

 PREFERRED STOCK DIVIDENDS                                                  (63,014)                       (186,987)       (140,058)
                                                                        -----------     -----------     -----------     -----------

 NET INCOME APPLICABLE TO COMMON SHARES                                 $ 1,110,148     $   265,444     $ 3,148,146     $   783,209
                                                                        ===========     ===========     ===========     ===========

 INCOME PER COMMON SHARE:
   Basic                                                                $      0.16     $      0.04     $      0.46     $      0.12
                                                                        ===========     ===========     ===========     ===========
   Diluted                                                              $      0.16     $      0.04     $      0.45     $      0.12
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




                                                                        Accumulated
                                                                           Other
                                                                       Comprehensive
                                                       Accumulated     (loss) income
                                                         Deficit        Net of Tax            Total

BALANCE, JANUARY 1, 2002                               $(6,079,156)    $     244,202      $   46,142,034
Comprehensive income:
   Net income                                            1,467,058                             1,467,058
  Unrealized gain on available for sale
     investment securities,
     net of tax of $144,482                                                  239,472             239,472
                                                                                          ______________
      Comprehensive income                                                                     1,706,530
Conversion of Series B Preferred Stock
     into common stock
Exercise of stock options                                                                         46,472
Issuance of common stock under Employee
    Stock Purchase Plan                                                                          210,770
Issuance of restricted stock                                                                     120,844

Issuance of Series C Preferred Stock, net                                                      5,000,000

Series B Preferred Stock dividends paid                   (262,775)                             (262,775)
                                                       ___________     _____________      ______________
BALANCE, DECEMBER 31, 2002                              (4,874,873)          483,674          52,963,875
Comprehensive income:
   Net income                                            3,335,133                             3,335,133
  Unrealized loss on available for sale
     investment securities,
     net of tax of $218,516                                                 (362,180)           (362,180)
      Comprehensive income                                                                     2,972,953
Issuance of common stock under Employee
    Stock Purchase Plan                                                                          223,144
Exercise of stock warrants                                                                       128,000
Series C Preferred Stock offering costs                                                          (10,677)
Exercise of stock options and
    issue of stock grants                                                                        246,808
Series C Preferred Stock dividends paid                   (123,288)                             (123,288)
                                                       ___________     _____________      ______________
BALANCE, September 30, 2003  (Unaudited)               $(1,663,028)    $     121,494      $   56,400,815
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

FLORIDA BANKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 2003 AND 2002 (UNAUDITED) (Continued)
--------------------------------------------------------------------------------


     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS 150 are generally effective for financial instruments entered into or modified after May 31, 2003. Additionally, the Company must apply the provisions of SFAS 150 to all financial instruments on July 1, 2003. Upon the adoption of SFAS 150, the company's obligated manditorily redeemable preferred securities of subsidiary trusts have been reclassified from mezzanine equity to debt. The dividends related to these securities after July 1, 2003 are reflected as interest expense on a prospective basis. At September 30, 2003, the Company had $20.0 million outstanding as company obligated manditorily redeemable preferred securities of subsidiary trusts. The Company paid dividends related to those instruments of approximately $246 thousand (classified as interest expense) and $671 thousand (six months classified as noninterest expense and three months classified as interest expense) for the three- and nine-month periods ended September 30, 2003, respectively.

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

     Information  about  reportable   segments,   and   reconciliation  of  such
     information to the consolidated financial statements as of and for the nine-month period ended September 30, 2003 follows:

                                       Commercial       Mortgage                        Intersegment    Consolidated
                                          Bank            Bank             Other        Eliminations       Total
                                    --------------    -------------   --------------  ----------------  ---------------

      Net interest income             $ 16,859,541    $ 2,957,577       $ (190,434)                      $ 19,626,684

      Noninterest income                 3,119,861      8,743,726           56,999                         11,920,586

      Provision for loan losses          2,452,158                                                          2,452,158

      Noninterest expense               12,886,749      8,276,138        3,104,793                         24,267,680

      Income (loss) before taxes         4,900,177      3,425,165       (3,238,228)                         5,087,114

      Assets                           884,565,054     73,919,602       84,457,735      (77,863,584)     $965,078,807

      Expenditures for additions
        to premises and equipment          667,234        378,085          155,134                       $  1,200,453

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

9.   SUBSEQUENT EVENT

     On October 2, 2003, the Company announced it was postponing the planned public offering of its common stock for which it filed a registration statement with the Securities and Exchange Commission on July 16, 2003. However, the Company will re-evaluate its capital plans during the remainder of 2003 and early 2004, and may raise additional capital through an underwritten public offering or otherwise.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Florida Banks, Inc.


Date:  November 25, 2003         By:  /s/ Charles E. Hughes, Jr.
                                      --------------------------
                                          Charles E. Hughes, Jr.
                                          President and Chief Executive Officer


Date:  November 25, 2003         By:  /s/ T. Edwin Stinson, Jr.
                                      -------------------------
                                          T. Edwin Stinson, Jr.
                                          Chief Financial Officer

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