Form 10-K
period 2003-12-31
FLORIDA BANKS INC
filed 2004-03-30
CIK 1058802

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------
                                    FORM 10-K
                              ---------------------

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2003

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

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (5,893,259 shares) on June 30, 2003 was approximately $67,949,276 based on the closing price of the registrant's common stock as reported on the NASDAQ National Market on June 30, 2003.

As of March 16, 2004, there were 6,886,777 shares of $.01 par value common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders are incorporated by reference in response to Part III of this Report.

================================================================================

                                TABLE OF CONTENTS


  Item
  Number                                                                                              Page
  ------                                                                                              ----
                                                      Part I

    1.           Business........................................................................        3

    2.           Properties......................................................................       23

    3.           Legal Proceedings...............................................................       25

    4.           Submission of Matters to a Vote of Security Holders.............................       25

                                                     Part II

    5.           Market for Registrant's Common Equity and Related Stockholder
                     Matters.....................................................................       25

    6.           Selected Financial Data.........................................................       27

    7.           Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.......................................................       29

    7A.          Quantitative and Qualitative Disclosures About Market Risk......................       69

    8.           Financial Statements and Supplementary Data.....................................       69

    9.           Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure.......................................       69

    9A.          Controls and Procedures.........................................................       70

                                                     Part III

    10.          Directors and Executive Officers of the Registrant..............................       71

    11.          Executive Compensation..........................................................       71

    12.          Security Ownership of Certain Beneficial Owners and Management.........................71

    13.          Certain Relationships and Related Transactions..................................       71

    14.          Principal Accounting Fees and Services..........................................       71

                                                     Part IV

    15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K................       71

                                                    SIGNATURES                                          75



                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Florida Banks, Inc. (the "Company") was formed in 1997 to create a statewide community banking system that would focus on the largest and fastest growing Florida banking markets. The Company began to operate in 1998 after it completed the acquisition of First National Bank of Tampa, which became the Company's wholly owned banking subsidiary and was subsequently named Florida Bank, N.A. (the "Bank"). The Company offers a broad range of traditional banking products and services, focusing primarily on small to medium-sized businesses with annual revenues between $5 million and $40 million. The Company currently operates community-banking offices in the Tampa, Jacksonville, Gainesville, Ft. Lauderdale, St. Petersburg/Clearwater, Ocala and West Palm Beach markets. As opportunities arise, it may also expand into other Florida market areas with demographic characteristics similar to the markets it currently serves.

         The Company has a community banking approach that emphasizes responsive and personalized service to its customers. The management of the Company ("management") believes that the significant consolidation in the Florida banking market has disrupted customer relationships as the larger out-of-state financial institutions operating in Florida have increasingly focused on larger corporate customers and standardized loan and deposit products and services. Generally, these products and services are offered through less personalized delivery systems, which has created a need for higher quality services to small and medium-sized businesses. In addition, consolidation of the Florida banking market has dislocated experienced and talented management, as well as, lending personnel. As a result of these factors, management believes that it has a substantial opportunity to attract additional banking customers and experienced management and lending personnel both within the markets it currently serves and in other Florida banking market areas.

         The Company's top five senior managers have an average of over 30 years of banking experience. The Company's growth and focus on small to medium-sized business customers have attracted strong local management and lending teams who have significant banking experience, strong community contacts and strong business development potential in the markets it currently serves and in other Florida banking market areas. Local bank presidents, who have an average of over 28 years of banking experience, run the Company's community banking offices. They have a high degree of local decision-making authority, including the ability to customize products and services to meet the specific needs of the local market. The Company's management is compensated based on profitability, growth and loan production goals, and each market area is supported by a local advisory board of directors, which is provided with financial incentives to assist in the development of banking relationships throughout the community.

         The Company provides a variety of support services to its community banking offices from its main office located in Jacksonville and its operations center in Tampa. These services include back office operations, investment portfolio management, credit administration and review, human resources, compliance, internal audit, administration, training and strategic planning. Functions such as core bank data processing, check clearing and other similar functions are currently outsourced to a major vendor. As a result, the Company can achieve cost efficiencies, maintain consistency in policies and procedures and allow its local management teams to concentrate on developing and enhancing customer relationships. Management believes it can leverage the Company's current infrastructure and systems to meet its growth and other financial goals.

         The Company's business strategies have resulted in strong growth in assets and profitability. The Company intends to continue to grow its business and become more efficient by attracting additional small to medium-sized business customers in its existing Florida banking markets, leveraging its existing infrastructure and capacity, utilizing technology to enhance its customer service and maximize deposit growth, and expanding into additional Florida banking markets.

         The Company has two reporting segments, the commercial bank and the mortgage bank. The commercial bank segment provides its commercial customers such products as working capital loans, equipment loans and leases, commercial real estate loans, and other business related products and services. The mortgage bank segment originates mortgage loans through its network of mortgage brokers and sells these loans into the secondary market.

RECENT DEVELOPMENTS

         On March 18, 2004, the Company announced that it entered into a definitive agreement to be acquired by The South Financial Group, Inc. ("South Financial") in an all-stock transaction. Under terms of the agreement, the Company's shareholders will receive 0.77 shares of South Financial common stock for each share of Florida Banks, Inc., subject to certain minimum price levels for South Financial common stock. In addition, outstanding options to purchase the Company's stock will be converted into options to acquire South Financial's common stock at the 0.77 exchange ratio. The transaction is expected to close in July 2004 and is subject to regulatory and Company shareholder approval. The Company's subsidiary, Florida Bank, N.A., will merge into South Financial's Florida banking subsidiary, Mercantile Bank.

GROWTH HISTORY

         The Company has grown substantially in both size and profitability since its formation. The table below presents data relating to the growth of key areas of the Company's business for the last five fiscal years.


                                                         As of and For The Year Ended December 31,
                                                    ----------------------------------------------------------
   (Dollars in thousands)                           2003         2002         2001         2000           1999
                                                    ----         ----         ----         ----           ----

   Assets................................         $944,461     $756,066     $522,323     $372,797     $218,163
   Loans held for investment, net of
      deferred fees......................          690,590      550,455      401,444      285,526      157,517
   Deposits..............................          796,613      664,910      451,249      305,239      159,106
   Shareholders' equity..................           57,794       52,964       46,142       38,556       39,235
   Net income (loss) applicable to common
      shares.............................            4,406        1,327          558      (1,080)      (1,847)
   Non-performing loans to total loans...            0.38%        0.25%        0.36%        1.44%        1.46%
   Net charge-offs to average loans......             0.19         0.09         0.21         0.12         0.80


         The Company's historical financial results for fiscal 1999 to 2000 reflect the development of the Company in its early stages, notably in connection with initial start-up costs and the raising and retention of capital to fund its planned growth. In 1999 and 2000, the Company incurred significant non-interest expenses for the start-up and infrastructure costs described above, while revenue items gradually increased as it began to source and originate loans and other earning assets. The Company has maintained profitability and asset growth throughout the last three fiscal years.

         In the fourth quarter of 2002, the Company started its wholesale mortgage banking division that is managed as a separate line of business. The Company targets markets in the eastern United States for wholesale origination of both adjustable and fixed rate mortgage loans. To minimize interest rate risk, the Company sells the mortgage loans it originates on a servicing-released basis in the secondary markets to government agencies or other investors. The

Company has realized the following results in its mortgage banking division since its formation:



                                                       For the Year Ended December 31,
                                                      --------------------------------
         (Dollars in thousands) .................           2003             2002
                                                      ------------       -------------
         Mortgage loans originated ..............       $1,079,475       $   98,001
         Net interest income ....................            4,073               62
         Non-interest income ....................           11,079            1,355
                   Gain on sale of mortgage loans            8,870            1,093
                   Mortgage loan processing fees             2,209              262
         Non-interest expense ...................           11,025              911
         Income before income taxes .............            4,127              505



THE FLORIDA BANKING MARKET

         The favorable demographic and economic characteristics of the Florida banking markets are key factors in the Company's ability to grow its assets, achieve its financial goals and create stockholder value. In addition, management believes that the consolidation in the Florida banking market since the early 1990s have created an underserved market of Florida-based, small and medium-sized businesses that the Company can successfully target.

         According to the U.S. Census Bureau, Florida is the fourth most populous state in the country with an estimated population in 2003 of approximately 17.0 million. In terms of population, Florida is expected to be among the five fastest-growing states in the U.S. over the period from 2002 to 2007, and the fastest-growing state of the most populous states over that period. Management believes that Florida's major metropolitan areas will benefit the most from this expansion. Approximately 37% of the total population and 40% of the non-farm businesses in Florida are located in the markets the Company currently serves. According to the Federal Deposit Insurance Corporation (the "FDIC"), the Florida banking markets have grown over the past four years, with statewide deposits increasing from $194.2 billion in 1998 to $268.2 billion in 2003. Florida's economy has broadened from a reliance on tourism, agriculture and retirement living to a diversified base that includes significant levels of industrial and commercial trade. Accordingly, the Company expects that the local Florida banking markets will grow faster than most in the U.S. with less volatility than experienced in the past, providing opportunities for strong growth and potential profitability for the Company.

         The Florida banking market is currently characterized by the dominance of large out-of-state financial institutions. Today, Florida's ten largest banking organizations by deposits are headquartered outside of Florida and more than 75% of the total deposits in the state are controlled by out-of-state organizations. In the mid 1990s, prior to it being purchased by Nations Bank, Barnett Bank was the largest in-state financial institution with almost 20% of the Florida banking market. Today, the largest Florida-based financial institution holds less than a 2% market share. Management believes that the continued consolidation within the Florida banking markets has created a unique opportunity to build a successful, locally oriented banking system. Further, management believes that many small and medium-sized companies are interested in banking with a company headquartered, and with decision-making authority, in Florida with established Florida bankers who have the expertise to act as trusted advisors. These customers are attractive to the Company because management believes that, if it can serve these customers properly, it will be able to establish long-term relationships and provide multiple products to them, enhancing the Company's overall profitability. The Company's community banking offices have been built around experienced bankers with lending expertise in the specific industries found in their market areas, allowing for responsive, personalized service.

STRATEGY

         The Company's objective is to further enhance its net income by continuing to grow and become more efficient. Any important aspect of the Company's growth strategy is the ability to service and effectively manage a large number of loans and deposit accounts in multiple markets in Florida. Accordingly, the Company has an operations infrastructure sufficient to support statewide lending and banking operations and has developed the following specific strategies, which are further discussed below:

         o  Improve profitability by:

            o Leveraging existing infrastructure efficiently to support a larger volume of business and utilizing outsourcing to provide cost-effective operational support, and

            o Maximizing the efficiency and profitability of the wholesale mortgage banking operation.

         o  Continue loan growth by:

            o  Focusing on key metropolitan markets;

            o Attracting small and medium-sized business customers that require the attention and service that a community-oriented bank is well suited to provide;

            o Identifying and retaining local management teams that emphasize a high level of personalized customer service, and

            o  Expanding into additional Florida banking markets.

         o Utilize technology to enhance customer service and maximize deposit growth.

IMPROVE PROFITABILITY BY LEVERAGING EXISTING INFRASTRUCTURE EFFICIENTLY TO SUPPORT A LARGER VOLUME OF BUSINESS AND UTILIZING OUTSOURCING TO PROVIDE COST-EFFECTIVE OPERATIONAL SUPPORT.

         The Company has made significant investments in its infrastructure in order to centralize many of its critical operations, such as investment portfolio management, credit administration and review, human resources, compliance, internal audit, administration, training, strategic planning and data and loan application processing. Management believes that its existing infrastructure can accommodate substantial additional growth without substantial additional capital expenditures. Management further believes that its existing infrastructure allows the Company to grow its business both geographically and with respect to the size and number of loan and deposit accounts. Management also believes that the centralization of its administrative operations enables the Company to maximize efficiency through economies of scale, while allowing its bankers to focus on building and maintaining customer relationships.

         In addition, the Company utilizes outside service providers where they can increase the efficiency of its operations. Currently, the Company's data processing and certain bank operations, and almost all of its internal audit functions, are provided by outside service providers. The Company intends to continue to review its operations to determine where it can contain costs by using third party service providers.

IMPROVE PROFITABILITY BY MAXIMIZING THE EFFICIENCY AND PROFITABILITY OF THE WHOLESALE MORTGAGE BANKING OPERATION.

         In the fourth quarter of 2002, the Company launched its wholesale mortgage banking division by hiring its management staff from HomeSide Lending, Inc. after HomeSide was acquired by Washington Mutual, Inc. The Company targets markets in the eastern United States for origination of both adjustable and fixed rate mortgage loans. During the year ended December 31, 2003, the Company originated $1.1 billion in mortgage loan volume. The Company offers an extensive array of residential mortgage products, which are later, sold in the secondary market to governmental agencies or other investors. To minimize interest rate risk, these loans are sold on a servicing-released basis. The mortgage loans are originated primarily through a network of third party mortgage brokers. This distribution channel allows the Company to generate high levels of loan volume on a cost-effective basis through its 15 sales personnel who are primarily paid on a commission-only basis. In addition, as mortgage origination volume has increased during 2003, the Company has made the strategic decision to hire predominantly temporary and contract employees to meet this increased volume. As a result, approximately 25% of the personnel employed in the Company's mortgage operation are temporary employees and another 13% are commission-only employees. Management believes this will allow the Company to vary the cost structure of its mortgage origination platform to maximize profits if overall mortgage volumes decline in the future.

         The Company intends to further leverage its investment in its mortgage operation by employing additional retail loan officers in its local markets and wholesale account executives in other major markets outside of Florida. The Company is emphasizing purchase loan originations in its retail network through its residential construction-lending program, and in both its retail and wholesale mortgage lending channels by offering premium pricing and accelerated service levels. Management also believes this initiative will allow the Company to continue to leverage its wholesale mortgage operation as interest rates increase and the volume of refinance activity declines as a percentage of the overall mortgage loan market.

CONTINUE LOAN GROWTH BY FOCUSING ON KEY METROPOLITAN MARKETS.

         The established relationships of the Company's bankers tend to be centered in the metropolitan areas that were the core business markets of the large independent Florida banks before the consolidation of the banking industry in Florida in the 1990s. In addition, these metropolitan areas contain a high concentration of the Company's core small to medium-sized business customers. Management believes the nature of the business communities in Florida's metropolitan markets provides the Company with a broad, diverse customer base that allows it to spread its lending risks throughout a number of different borrowers and industries. As a result, the Company intends to focus its development efforts in these market areas. Management believes its focus on small to medium-sized businesses and the existing relationships of its bankers with these core customers provides the Company with a competitive advantage in the metropolitan market areas. Management further believes this competitive advantage will enable the Company to continue its growth and compete successfully in these markets.

CONTINUE LOAN GROWTH BY ATTRACTING SMALL AND MEDIUM-SIZED BUSINESS CUSTOMERS THAT REQUIRE THE ATTENTION AND SERVICE THAT A COMMUNITY-ORIENTED BANK IS WELL SUITED TO PROVIDE.

         The Company's business strategy concentrates on business customers with annual revenues between $5 million and $40 million. Management believes these target customers are currently underserved in Florida. Management further believes that the Florida operations of many of the large out-of-state banks generally do not focus on small to medium-sized businesses, preferring instead to focus on retail consumer banking clients and larger commercial clients with revenues over $40 million. Smaller community banks, savings and loans, and credit unions tend to focus on residential mortgage loans, consumer loans and retail deposit accounts. Small and medium-sized businesses generally have the size and sophistication to demand customized products and services, which management believes its bankers are well-equipped to understand and respond to due to their experience and personal relationships with their clients. Management further believes that a significant amount of the growth the Company has experienced has been due to its concentration on this underserved segment of the Florida banking markets. By continuing the Company's focus on these customers, the Company expects to continue to grow in its current markets and to compete successfully as it enters other Florida banking markets.

CONTINUE LOAN GROWTH BY IDENTIFYING AND RETAINING LOCAL MANAGEMENT TEAMS THAT EMPHASIZE A HIGH LEVEL OF PERSONALIZED CUSTOMER SERVICE.

         The Company has identified individuals in each of the markets it currently serves who serve as the president of that community banking office. Management believes that a management team that is familiar with the needs of its community can provide higher quality personalized service to local customers. The Company's local management teams have a significant amount of decision-making authority and are accessible to local customers. In addition, within each market area, the Company's community banking offices have a local advisory board that is comprised of prominent members of the community, including business leaders and other professionals. Certain members of the local boards may serve as members of the Company's board of directors. The directors of these local advisory boards act as the Company's representatives within the community and are expected to promote the business development of each community banking office. The Company expects the members of its local advisory board and its lending officers to be active in the civic, charitable and social organizations in the local communities. Many members of the local management team hold leadership positions in a number of community organizations and the Company expects that they will continue to volunteer for other positions in the future. Management believes that these strong local management teams will facilitate the growth in the markets the Company currently serves and enable it to compete successfully as it enters new markets.

CONTINUE LOAN GROWTH BY EXPANDING INTO ADDITIONAL FLORIDA BANKING MARKETS.

         The Company has built its community banking system in its existing markets by assembling a local management team and local advisory board experienced in that particular market area and establishing a community banking office in that market either through the opening of a Loan Production Office ("LPO") or a full service bank. In June 2002, the Company opened a LPO in West Palm Beach, which has been expanded into a full service community banking office. The Company will also consider expansion into other selected Florida banking markets if management believes it will enable the Company to grow its assets and profitability and is otherwise consistent with its strategic goals and objectives. If the Company expands into additional Florida banking markets, it intends to establish a local community banking office in that new market through de novo branching. The Company may, however, acquire existing banks if an attractive opportunity for such an acquisition becomes available.

         The Company may also establish LPO's in new Florida banking markets as a prelude to establishing full service community banking offices. LPO's would provide the same lending products and services to the local market as the community banking office with substantially less overhead expense. These offices would typically be staffed with a president, a senior lender and one administrative assistant. By opening LPO's, the Company can begin to generate loans during the period it is preparing to open a full-service banking operation, staff the banking office and reduce the overall cost of expansion into a new market. These offices would also establish local advisory boards, which would be responsible for promoting the growth of the office.

UTILIZE TECHNOLOGY TO ENHANCE CUSTOMER SERVICE AND MAXIMIZE DEPOSIT GROWTH.

         The Company believes that there is a need within its market niche for consumer and commercial telephone banking and Internet banking. The Company's customers are provided access to detailed account information via a toll free number 24 hours a day and via DirectNet, the Company's Internet banking product. DirectNet also enables the Company's customers to execute transactions, download account information, view check images and pay bills electronically. In addition, DirectNet affords the Company the opportunity of opening deposit accounts both within and outside of the local markets. The DirectNet banking service and telephone banking are provided by a third-party data processor.

         The Company also offers origination of Automated Clearing House and Electronic Funds Transfers (ACH/EFT), automated wire transfer services, stored value cards, check imaging, lockbox services, account reconciliation, and other services through its Internet site or through other delivery channels. Management believes that these services assist the Company's community banking offices in retaining customers.

LENDING ACTIVITIES

         The Company oversees all lending activities centrally while still granting local authority to each community banking office. The Company's Chief Credit Officer is responsible for maintaining a quality loan portfolio and developing a strong credit culture throughout the entire organization. The Chief Credit Officer is also responsible for developing and updating the credit policy and procedures for the organization. In addition, he works closely with each lending officer at the community banking offices to ensure that the business being solicited is of the quality and structure that fits the Company's desired risk profile. Credit quality is controlled through uniform compliance to credit policy. The Company's risk-decision process is actively managed in a disciplined fashion to maintain an acceptable risk profile characterized by soundness, diversity, quality, prudence, balance and accountability.

         The credit approval process consists of a system of dual credit authority with a cumulative feature for larger credits. The Chief Credit Officer has the authority to manage and adjust the levels of credit authority within the Company's banks. The Company utilizes a house-lending limit that limits the maximum credit exposure to any one borrower. As of December 31, 2003, this limit was $9.0 million. Within this house-lending limit, the Company utilizes an exposure matrix methodology that further limits maximum exposure based on a combination of the assigned risk rating of the credit and a percentage of the house limit. These limits reflect the Company's desire for diversification and granularity in its loan portfolio. Any changes to these limits require the approval of the Company's board of directors. Risk management requires active involvement with the Company's customers and active management of its portfolio. The Chief Credit Officer reviews the Company's credit policies with the local management teams at least annually but will review it more frequently if necessary. The results of these reviews are then presented to the board of directors. The purpose of these reviews is to attempt to ensure that the credit policy remains compatible with the Company's short and long-term business strategies. The Chief Credit Officer will also generally require all individuals charged with risk management to reaffirm their familiarity with the credit policy annually.

         The Company focuses its marketing efforts on attracting small to medium-sized business customers with annual revenues between $5 million and approximately $40 million, which include:

         o  professionals, such as physicians and attorneys;

         o  service companies;

         o  manufacturing companies; and

         o other small to medium-sized businesses with real estate or other collateral to secure their indebtedness to the Company.

         Because the Company focuses on small to medium-sized business customers, the majority of its loan portfolio is in the commercial area with an emphasis placed on commercial and industrial loans secured by real estate, accounts receivable, inventory, property, plant and equipment. However, in an effort to maintain a high level of credit quality, the Company attempts to ensure that the commercial real estate loans are made to borrowers who occupy the real estate securing the loans or investment properties occupied by creditworthy tenants or seasoned investment properties. In addition, the Company has attracted and will continue to attract consumer business. The Company expects to develop most of its business through its lending officers and local advisory boards of directors and by pursuing an aggressive strategy of making calls on customers throughout the market area.

         The Company offers a wide range of short to long-term commercial and consumer loans and has grown its loan portfolio substantially since its formation. The following table provides information about the growth of the Company's portfolio of loans held for investment by type of loan for the last five fiscal years.


                                                                     December 31,
                                               ------------------------------------------------------------
                                                 2003         2002         2001         2000         1999
                                               --------     --------     --------     --------     --------

     Commercial real estate                    $424,498     $313,120     $210,373     $158,654      $69,261
     Commercial                                 176,094      166,122      142,911      102,391       68,991
     Residential mortgage                        34,120       23,080       22,309        9,796       10,846
     Consumer                                    54,648       45,860       23,158       13,036        7,246
     Credit card and other                        1,956        2,792        2,912        1,747        1,244
     Net deferred loan fees                       (726)        (519)        (219)         (98)         (71)
                                               --------     --------     --------     --------     --------
     Loans held for investment, net            $690,590     $550,455     $401,444     $285,526     $157,517
                                               ========     ========     ========     ========     ========

         The Company generally invests a greater proportion of its assets in commercial loans and commercial real estate loans than other banking institutions of its size, which typically invest a greater proportion of their assets in consumer loans and loans secured by single-family residences. At December 31, 2003, commercial loans, commercial real estate loans, residential mortgage loans and consumer loans accounted for 25.3%, 61.6%, 4.9% and 8.2%, respectively, of its total loan portfolio. The Company's commercial loans generally involve a higher degree of credit risk than commercial or residential mortgage loans due, in part, to their less readily marketable collateral. Due to the nature of their collateral, losses incurred on a small number of commercial loans could have a material adverse impact on its financial condition and results of operations. In addition, unlike residential mortgage loans, its commercial loans and commercial real estate loans generally depend on the cash flow of the borrower's business to service the debt. Furthermore, a significant portion of its commercial loans is dependent for repayment largely on the liquidation of assets securing the loan, such as inventory and accounts receivable. These loans carry incrementally higher risk, since their repayment is often dependent solely on the financial performance of the borrower's business. The Company's business plan calls for continued efforts to increase its assets invested in commercial loans. An increase in non-performing loans could cause operating losses, impaired liquidity and the erosion of its capital, and could have a material adverse effect on its business, financial condition or results of operations.

         While risk of loss in the Company's loan portfolio is primarily tied to the credit quality of the borrowers, risk of loss may also increase due to factors beyond the Company's control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the Company's real estate portfolio. As discussed above, of the Company's target areas of lending activities, commercial loans are generally considered to have greater risk than real estate loans or consumer loans. For this reason, the Company seeks to diversify its commercial loan portfolio by industry, geographic distribution and size of credits.

COMMERCIAL REAL ESTATE LOANS

         The Company's commercial real estate loan portfolio consists of 1) loans to owner occupied business customers who secure their indebtedness to the Company with real, other property, or personal guarantees, and 2) loans to developers of both commercial and residential properties.

         The strategy is to seek to develop long-term relationships with select businesses, investors and real estate professionals. In making these loans, the Company utilizes traditional credit analysis to manage credit risk by actively monitoring such measures as the financial condition of the borrower and debt service coverage of the property, as well as the advance rate, cash flow, collateral value and other appropriate credit factors. In the real estate development area, the Company typically makes loans only to developers that have an established record of project completion and repayment. The Company closely monitors the status of each loan and the underlying project throughout its terms.

         At December 31, 2003, commercial real estate loans represented approximately 61% of the Company's loans held for investment.

COMMERCIAL LOANS

         The Company's commercial lending consists primarily of commercial and industrial loans for the financing of accounts receivable, inventory, property, plant and equipment, and other commercial assets. The majority of the business loan portfolio is secured by real estate, accounts receivable, inventory, equipment and/or general corporate assets of the borrower, as well as the personal guarantee of the principal.

         Commercial loans can contain risk factors unique to the business of each customer. In order to mitigate these risks and better serve the customers, the Company seeks to gain an understanding of the business of each customer so that it can place appropriate value on collateral taken and structure the loan to maintain collateral values at appropriate levels. The Company manages credit risk by actively monitoring such measures as advance rate, cash flow, collateral value, ability to repay and other appropriate credit factors. In addition, the Company relies on the experience of its bankers and their relationships with its customers to aid its understanding of the customer and their business.

         At December 31, 2003, commercial loans represented approximately 25% of the Company's loans held for investment.

RESIDENTIAL MORTGAGE LOANS

         The Company's residential mortgage loans consist of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for home improvements, education and other personal expenditures.

         At December 31, 2003, residential mortgage loans represented approximately 5% of the Company's loans held for investment.

CONSUMER LOANS

         The Company's consumer loans consist of installment loans to individuals for personal, family and household purposes. In evaluating these loans, the Company requires the lending officers to review the borrower's level and stability of income, past credit history, and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, the Company requires that its banking officers maintain an appropriate margin between the loan amount and collateral value. Many of the Company's consumer loans are made to the principals of the small to medium-sized businesses for whom the community banking offices provide banking services.

         At December 31, 2003, consumer loans represented approximately 8% of the Company's loans held for investment.

CREDIT CARD AND OTHER LOANS

         The Company has issued credit cards to certain of its customers. In determining to whom the Company will issue credit cards, the Company evaluates the borrower's level and stability of income, past credit history and other factors. Finally, the Company makes additional loans such as overdraft protection lines of credit, which may not be classified in one of the above categories. In making such loans, the Company attempts to ensure that the borrower meets the Company's credit quality standards.

         At December 31, 2003, credit card and other loans represented approximately 0.3% of the Company's loans held for investment.

LOANS HELD FOR SALE

         The wholesale mortgage division originates residential mortgage loans through a network of third party mortgage brokers, and sells them in the secondary mortgage market. Loans held for sale at December 31, 2003 were approximately $66 million and consisted entirely of wholesale residential mortgage loans. Due to the Company's high wholesale mortgage loan origination volume and the substantially higher volume of mortgage loan origination activity nationally, the major secondary market purchasers of these loans were unable to complete loan purchases within their typical time frame. This has resulted in a higher level of loans held for sale at December 31, 2003. Management believes that as its volume of activity decreases and the major purchasers of loans return to their typical purchase schedule, the level of loans held for sale will decrease. The Company does not retain interests in the portion of the loan portfolio it sells.

INVESTMENTS

         The Company invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and mortgage-backed securities. The Company's current investment policy permits purchases primarily of securities which are rated investment grade by a nationally recognized rating agency, and substantially all of the investments in the Company's portfolio at December 31, 2003 were rated in one of the two highest grades. The Company also enters into federal funds transactions with its principal correspondent banks, and acts as a net seller of such funds, which amounts to a short-term loan from another company. The Company's investment portfolio at December 31, 2003 totaled $53 million.

FUNDING

         The Company funds its lending activities by offering a broad range of deposit products within the markets it currently serves, including interest-bearing and noninterest-bearing deposit accounts, such as commercial and retail checking accounts, money market accounts, individual retirement accounts, regular and premium rate interest-bearing savings accounts and certificates of deposit with a range of maturity date options. The primary sources of these deposits are small to medium-sized businesses and individuals. In each market, senior management has the authority to set rates within specified parameters in order to remain competitive with other financial institutions located in the identified market.

         In addition to deposits within the local markets, the Company utilizes brokered certificates of deposits to supplement its funding needs, particularly with respect to its mortgage banking business. Brokered CDs are sold by various investment firms, which are paid a fee by the bank for placing the deposit. Depending on current market conditions, the cost of brokered deposits may be slightly lower than the cost of the same deposits in the local markets. All deposits are insured by the FDIC up to the maximum amount permitted by law. Approximately 58% of the Company's total deposits at December 31, 2003 consisted of certificates of deposit of $100,000 or more.

         The Company also has short term funding available through its various federal funds lines of credit with other financial institutions and its membership in the Federal Home Loan Bank of Atlanta, which provides the Company the availability of participation in loan programs with varying maturities and terms. At December 31, 2003, the Company had borrowings from the Federal Home Loan Bank of Atlanta in the amount of $10.7 million.

         Finally, the Company has two senior holding company lines of credit with SunTrust Bank, Atlanta. The first line of credit is revolving with a borrowing capacity of $7.5 million. The second line of credit is non-revolving with a borrowing capacity of $2.5 million. At December 31, 2003, the Company had borrowings from SunTrust Bank, Atlanta in the amount of $10.0 million.

NONINTEREST INCOME

         GAINS ON SALE OF LOANS. The Company may originate or purchase a loan at a price (i.e., interest rate and discount) that may be higher or lower than it would receive if it immediately sold the loan in the secondary market. These pricing differences occur principally as a result of competitive pricing conditions in the primary loan origination market. The Company may also recognize a gain or loss on sale of a loan as a result of changes in the fair value of underlying interest rate locks. These changes in fair value result from changes in interest rates from the time the price commitment is given to the customer until the time that the Company sells the loan to an investor. To reduce the effect of interest rate changes on the gain or loss on loan sales, the Company generally commits to sell all of its warehouse loans (i.e., mortgage loans that have closed) and its pipeline loans (i.e., mortgage loans which are not yet closed but for which the interest rate has been established) to investors for delivery at a future time for a stated price. In addition, the Company utilizes the services of a third party provider to manage interest rate risk and execute the Company's pipeline hedging strategy.

         MORTGAGE LOAN PROCESSING FEES. Mortgage loan processing fees are comprised of fees earned on the origination of residential mortgage loans and fees charged to review loan documents for purchased residential mortgage loan production.

         SERVICE FEES. In order to capture additional noninterest income, the Company has implemented a service charge fee schedule, which is competitive with other financial institutions in the community banking offices' market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar fees.

         ACH/EFT SERVICES. The Company offers various Automated Clearing House and Electronic Funds Transfer (ACH/EFT) services to commercial customers throughout the United States. These services include payroll direct deposits, payroll tax payments, electronic payments and other funds transfers. The services are customized to meet the needs of the customer and offer an economical alternative to paper checks and drafts.

         STORED VALUE CARDS. The Company offers stored value (prepaid debit) cards to commercial customers. These cards are issued primarily to facilitate incentive payments, payroll disbursements, customer loyalty programs, and as gift cards. The bank derives income from use of the prepaid funds and fee income from issuing and servicing the cards.

         INVESTMENT ADVISORY AND INSURANCE SERVICES. Beginning in the first quarter of 2003, the Company began to offer certain alternative investment products through its financial services subsidiary, FB Financial Services, Inc. These products include equities, fixed-income products, equity and bond mutual funds, unit investment trusts, life insurance policies, and to the extent permitted by applicable regulations, fixed and variable annuities. This program expands the Company's offering of financial products in response to demand from customers seeking a single source for their financial service needs.

OTHER SERVICES

         SPECIALIZED CONSUMER SERVICES. The Company offers specialized products and services to its customers, such as lock boxes, traveler's checks and safe deposit services.

         COURIER SERVICES. The Company offers courier services to its customers. Courier services, which may be either provided directly by the Company or through a third party, permits the Company to provide the convenience and personalized service by scheduling deposit pick-ups from its customers. The Company currently offers courier services only to its business customers. The Company has received regulatory approval for and is currently offering courier services in all of the markets it currently serves and expects to apply for approval in other Florida banking market areas.

         AUTOMATIC TELLER MACHINES ("ATMS"). Presently, the Company does not expect to establish an ATM network although the Company currently provides ATMs in three of the markets it currently services and in the future other banking offices may provide one or more ATMs in their local Florida banking market. As an alternative, the Company has made other financial institutions' ATMs available to its customers and offers customers up to ten free ATM transactions per month.

         OTHER PRODUCTS AND SERVICES. The Company intends to evaluate other services, such as trust services and other permissible activities, and it expects to introduce these services in the future as they become economically viable.

ASSET-LIABILITY MANAGEMENT

         The objective is to manage assets and liabilities to provide a satisfactory level of consistent operating profitability within the framework of established liquidity, loan, investment, borrowing and capital policies. The Company's Chief Financial Officer is primarily responsible for monitoring policies and procedures that were designed to maintain an acceptable composition of the asset-liability mix while adhering to prudent banking practices. The overall philosophy of the management is to support loan growth primarily through growth of core deposits. Management intends to continue to invest the largest portion of the Company's earning assets in commercial, industrial and commercial real estate loans.

         The Company's asset-liability mix is monitored on a daily basis, with monthly reports presented to its Asset-Liability Management Committee. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Company's bank's earnings. For further discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Analysis of Financial Condition - Interest Rate Risk Management."

COMPETITION

         Competition among financial institutions in Florida is intense. The Company primarily competes with the Florida operations of large out-of-state commercial banks and Florida-based regional commercial banks. In addition, the Company competes with other bank holding companies, state and national commercial banks, savings and loan associations, consumer finance companies, credit unions, securities brokerages, insurance companies, mortgage banking companies, money market mutual funds, asset-based non-bank lenders and other financial institutions. Many of these competitors have substantially greater resources and lending limits, larger branch networks, and are able to offer a broader range of products and services than the Company.

         Various legislative actions in recent years have led to increased competition among financial institutions. As a result of such actions, most barriers to entry to the Florida banking market by out-of-state financial institutions have been eliminated. Recent legislative and regulatory changes and technological advances have enabled customers to conduct banking activities without regard to geographic barriers through computer and telephone-based banking and similar services. With the enactment of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and other laws and regulations affecting interstate bank expansion, financial institutions located outside of Florida may now more easily enter the markets currently and proposed to be served by the Company. In addition, the Gramm-Leach-Bliley Act repealed certain sections of the Glass-Steagall Act and amended sections of the Bank Holding Company Act. The future effect of these changes in regulations could be far ranging in their impact on traditional banking activities. Mergers, partnerships and acquisitions between banks and other financial and service companies could dramatically affect competition within the Florida banking markets.

         The Company cannot assure you that the United States Congress, the Florida Legislature or the applicable bank regulatory agencies will not enact legislation or promulgate rules that may further increase competitive pressures on it. The Company's failure to compete effectively for deposit, loan and other banking customers in the Company's market areas could have a material adverse effect on the Company's financial condition and results of operations.

DATA PROCESSING

         The Company currently has an agreement with Metavante Corporation (formerly M&I Data Services) to provide core processing and certain customer products. Metavante Corporation, a wholly owned subsidiary of Marshall & Ilsley Corporation, provides services to more than 5,100 clients including the largest 20 banks in the United States. Management believes that Metavante will be able to provide state-of-the-art data processing and customer service-related processing at a competitive price to support the Company's future growth. Management further believes the Metavante contract to be adequate for the Company's business expansion plans.

EMPLOYEES

         The Company presently employs a combined total of 219 persons on a full-time basis and 13 persons on a part-time basis and will hire additional persons, including additional tellers, mortgage loan processors and financial service representatives, as needed to support the Company's growth.

NONBANKING SUBSIDIARIES

         In April 2000, the Company formed FB Financial Services, Inc. for the purposes of providing non-traditional banking and financial services to its customers. Beginning in the first quarter of 2003, the Company began to offer these products, primarily through its Ft. Lauderdale banking office. The products include equities, fixed-income products, equity and bond mutual funds, unit investment trusts, life insurance policies, and, to the extent permitted by applicable regulations, fixed and variable annuities.

         The Company has the following directly and wholly owned nonbanking subsidiaries that are currently active:

         o Florida Banks Statutory Trust I, a Connecticut business trust, issued $6 million in trust preferred securities in December 2001;

         o Florida Banks Capital Trust II, a Delaware business trust, issued $4 million in trust preferred securities in April 2002;

         o Florida Banks Capital Trust I, a Delaware business trust, issued $4 million in trust preferred securities in June 2002;

         o Florida Banks Statutory Trust II, a Connecticut business trust, issued $3 million in trust preferred securities in December 2002; and

         o Florida Banks Statutory Trust III, a Connecticut business trust, issued $3 million in trust preferred securities in June 2003.

         The Company guarantees all of these securities.

RISK FACTORS

RISKS RELATED TO THE COMPANY'S BUSINESS

GENERAL

INTEREST RATE LEVELS SIGNIFICANTLY AFFECT THE COMPANY'S OPERATIONS

         Changes in interest rates can have differing effects on various aspects of the Company's business, particularly in the areas of net interest income and mortgage loans originated and purchased.

NET INTEREST INCOME

         The Company's profitability is dependent to a large extent on its net interest income, which is the difference between interest income it earns as a result of interest paid to the Company on loans and investments and interest it pays to third parties such as the Company's depositors and those from whom it borrows funds. The Company is affected by changes in general interest rate levels, which are currently at historically low levels, and by other economic factors beyond its control. Interest rate risk can result from mismatches between the dollar amount of repricing or maturing assets and liabilities and from mismatches in the timing and rate at which the Company's assets and liabilities reprice. The Company pursues an asset-liability management strategy designed to control its risk from changes in the market interest rates, given its current volume and mix of interest-bearing liabilities and interest-earning assets. However, if market interest rates remain at their present levels for a prolonged period of time or decline further, the cash flows from continued high levels of loan prepayments would be reinvested at lower yields while the Company's cost of funds may remain relatively flat, resulting in a decrease in its profitability. Although management believes the Company's asset liability management strategy will reduce the potential effects of changes in interest rates on its results of operations, this strategy may not always be successful. In addition, any substantial and prolonged increase in market interest rates could reduce the Company's customers' desire to borrow money from it or limit their ability to repay their outstanding loans by increasing their credit costs since most of the Company's loans have adjustable interest rates that reset periodically. If the Company does not adequately manage the maturities of its deposits and loans, any substantial change in interest rates could cause its cost of funds to increase more rapidly than the yield on its loans, thereby decreasing the Company's net interest income. Any of these events could decrease the Company's profitability or adversely affect its financial condition.

VOLUME OF MORTGAGE LOANS ORIGINATED AND PURCHASED

         In periods of declining interest rates, such as have occurred recently, demand for mortgage loans typically increases, particularly for mortgage loans related to refinancing of existing loans. The refinancing of existing loans currently comprises approximately 72% of the Company's loan volume. In periods of rising interest rates, demand for mortgage loans typically declines. The Company's income from its mortgage banking division would significantly decrease following a decline in demand for mortgage loans in the eastern United States, which is the area in which the Company originates and purchase the majority of its loans.

THE COMPANY'S BUSINESS STRATEGY INCLUDES THE CONTINUATION OF SIGNIFICANT GROWTH PLANS, AND IF IT FAILS TO GROW OR FAIL TO MANAGE ITS GROWTH EFFECTIVELY AS IT PURSUES ITS STRATEGY, THE COMPANY'S RESULTS OF OPERATION COULD NEGATIVELY BE AFFECTED.

         The Company intends to continue pursuing a significant growth strategy for its business. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. The Company cannot assure you that it will be able to expand its market presence in its existing markets or successfully enter new markets or that any such expansion will not adversely affect its results of operations. Failure to manage the Company's growth effectively could have a material adverse effect on its business, future prospects, financial condition or results of operations, and could adversely affect its ability to successfully implement its business strategy. Also, if the Company's growth occurs more slowly than anticipated or declines, its operating results could be materially adversely affected.

THE COMPANY'S LOAN PORTFOLIO GROWTH IS DEPENDENT ON INCREASED BROKERED DEPOSITS AND JUMBO CDS.

         The Company primarily relies on brokered deposits and Jumbo CDs to fund its growing operations. The Company cannot assure you that it will be able to continue to attract brokered deposits at current levels of growth or that it will be able to fund its growth through Jumbo CDs without having to offer above market rates. Jumbo CDs and brokered deposits tend to be more price sensitive and also tend to be more likely to be withdrawn at maturity if a bank encounters operational or regulatory difficulties. The inability to fund growth of the Company's loan portfolio through increased brokered deposits or Jumbo CDs would materially adversely affect its financial condition or results of operations.

BECAUSE THE COMPANY FOCUSES ON COMMERCIAL LENDING, ITS EXPOSURE TO CREDIT RISK COULD ADVERSELY AFFECT ITS EARNINGS AND FINANCIAL CONDITION.

         As of December 31, 2003, commercial loans totaled $600.6 million, or 86.9% of the Company's total loan portfolio. The Company generally invests a greater proportion of its assets in commercial loans than other banking institutions of its size, which typically invest a greater proportion of their assets in loans secured by single-family residences. The Company's commercial loans generally involve a higher degree of credit risk than residential mortgage loans due, in part, to their larger average size and generally less readily marketable collateral. Due to their size and the nature of their collateral, losses incurred on a small number of commercial loans could have a material adverse impact on the Company's financial condition and results of operations. In addition, unlike residential mortgage loans, the Company's commercial loans generally depend on the cash flow of the borrower's business to service the debt. Furthermore, a significant portion of the Company's loans is dependent for repayment largely on the liquidation of assets securing the loan, such as inventory and accounts receivable. These loans carry incrementally higher risk, since their repayment is often dependent solely on the financial performance of the borrower's business. The Company's business plan calls for continued efforts to increase its assets invested in commercial loans. An increase in non-performing loans could cause operating losses, impaired liquidity and the erosion of the Company's capital, and could have a material adverse effect on its business, financial condition or results of operations.

IF THE VALUE OF REAL ESTATE IN THE COMPANY'S CORE FLORIDA MARKETS WERE TO DECLINE MATERIALLY, A SIGNIFICANT PORTION OF THE COMPANY'S LOAN PORTFOLIO COULD BECOME UNDER-COLLATERALIZED, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS.

         The market value of real estate, particularly real estate held for investment, can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for the Company's loan portfolio were to decline materially, a significant part of its loan portfolio could become under-collateralized. As of December 31, 2003, approximately 61.0% of the Company's loans held for investment were secured by real estate. Of the commercial real estate loans in the Company's portfolio, approximately $185.3 million represent properties owned and occupied by businesses to which the Company has extended loans and $239.2 million is secured by real estate held for investment by the borrower. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then the Company may not be able to realize the amount of security that it anticipated at the time of originating the loan, which could have a material adverse effect on its provision for loan losses and its operating results and financial condition.

THE COMPANY'S BUSINESS IS CONCENTRATED IN FLORIDA AND A DOWNTURN IN THE ECONOMY OF FLORIDA OR OTHER EVENTS IN FLORIDA MAY ADVERSELY AFFECT ITS BUSINESS.

         Substantially all of the Company's business is located in Florida. As a result, the Company's financial condition and results of operations may be affected by changes in the Florida economy. A prolonged period of economic recession or other adverse economic conditions in Florida may result in an increase in nonpayment of the Company's loans and a decrease in collateral value. In addition, the Company presently generates all of its commercial real estate mortgage loans in Florida. Therefore, conditions of the Florida commercial real estate market could strongly influence the level of the Company's non-performing loans and its results of operations and financial condition. Real estate values and the demand for mortgages and construction loans are affected by, among other things, changes in general or local economic conditions, changes in governmental rules or policies, and the availability of loans to potential purchasers. In addition, Florida historically has been vulnerable to certain natural disaster risks, such as floods, hurricanes and tornadoes, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact the ability of borrowers to repay loans made by the Company. The existence of adverse economic conditions, declines in real estate values or the occurrence of such natural disasters in Florida could have a material adverse effect on the Company's business, future prospects, financial condition or results of operations.

IF THE COMPANY'S ALLOWANCE FOR LOAN LOSSES WERE NOT SUFFICIENT TO ABSORB ACTUAL LOSSES, ITS FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD BE ADVERSELY AFFECTED.

         The Company's experience in the banking industry indicates that a portion of its loans will become delinquent, some of which may only partially be repaid or may never be repaid at all. The Company's allowance for loan losses was $9.1 million at December 31, 2003, which represents 1.31% of the Company's total loan portfolio. Although management believes the Company's allowance for loan losses is sufficient to cover actual loan losses and it has not received any communications from regulatory agencies suggesting that the Company's reserves are inadequate, it cannot assure you that its allowance for loan losses will be adequate to cover actual loan losses. In addition, the Company also cannot assure you that it will not experience significant losses in its loan portfolio from general economic conditions or other factors beyond its control. These losses may require significant increases to the allowance for loan losses in the future. Significant and unexpected additions to the Company's allowance for loan losses would decrease its profitability in that period.

BANK REGULATORS MAY REQUIRE THE COMPANY TO INCREASE ITS ALLOWANCE FOR LOAN LOSSES, WHICH COULD HAVE A NEGATIVE EFFECT ON ITS FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Federal regulators, as an integral part of their respective supervisory functions, periodically review the Company's allowance for loan losses. The regulatory agencies may require the Company to increase its allowance for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from the Company's view. In addition, regulatory agencies may require additional reserves for loan losses that may not be required under generally accepted accounting principles. Although the Company has not received any requests or directions from regulatory agencies to adjust its allowance for loan losses, any increase in the allowance for loan losses required by these regulatory agencies could have a negative effect on its financial condition and results of operations.

LACK OF SEASONING OF THE COMPANY'S LOAN PORTFOLIO MAY INCREASE THE RISK OF CREDIT DEFAULTS IN THE FUTURE.

         Most of the loans in the Company's loan portfolio were originated within the past three years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for period of time, such as between twelve and twenty-four months, a process referred to as "seasoning." As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because the Company's loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which is likely to be somewhat higher than current levels. As of December 31, 2003, 37.8% of the Company's loan portfolio had been originated in the last twelve months and 13.2% of its loan portfolio had been originated in the last twenty-four months.

UNTIL THE COMPANY'S PORTFOLIO BECOMES MORE SEASONED, IT MUST RELY IN PART ON THE HISTORICAL LOAN LOSS EXPERIENCE OF OTHER FINANCIAL INSTITUTIONS AND THE EXPERIENCE OF ITS MANAGEMENT IN DETERMINING ITS ALLOWANCE FOR LOAN LOSSES, AND THIS MAY NOT BE COMPARABLE TO THE COMPANY'S LOAN PORTFOLIO.

         Because most of the Company's loans in its loan portfolio were originated relatively recently, its loan portfolio does not provide an adequate history of loan losses for its management to rely upon in establishing its allowance for loan losses. When determining the Company's allowance for loan losses, it must rely to a significant extent upon other financial institutions' histories of loan losses and their allowance for loan losses, as well as the Company's management's estimates based on their experience in the banking industry. The Company cannot assure you that the history of loan losses and the reserving policies of other financial institutions and its management's judgment will result in reserving policies that will be adequate for its business and operations or applicable to its loan portfolio.

THE COMPANY IS DEPENDENT UPON KEY PERSONNEL, INCLUDING ITS LOCAL MANAGEMENT
TEAMS.

         The Company's success depends to a significant extent upon certain key employees, the loss of whom could have an adverse effect on its business. The Company's key employees include Charles E. Hughes, Jr., its Chief Executive Officer and President, T. Edwin Stinson, Jr., its Chief Financial Officer, and Richard B. Kensler, its Chief Credit Officer. Although the Company has entered into employment agreements with each of these employees, which contain covenants not to compete, it cannot assure you that it will be successful in retaining these key employees. The Company is also dependent on its local management teams. The Company has established relationships with well-trained local senior management and other employees. The Company's business strategy gives significant local decision-making authority to its senior officers and managers. The local bank presidents have entered into covenant not to compete agreements with the Company. However, the Company cannot assure you that it will be able to retain its current local senior officers or attract new qualified management personnel. The Company's inability to attract and/or retain qualified management personnel as it pursues its business strategy could have a material adverse effect on its financial condition and results of operations.

THE COMPANY COMPETES FOR LOANS AND DEPOSITS WITH MANY LARGER FINANCIAL INSTITUTIONS THAT HAVE SUBSTANTIALLY GREATER FINANCIAL RESOURCES THAN IT HAS.

         Competition among financial institutions in Florida is intense. The Company primarily competes with the Florida operations of large out-of-state commercial banks and Florida-based regional commercial banks. In addition, the Company competes with other bank holding companies, state and national commercial banks, savings and loan associations, consumer finance companies, credit unions, securities brokerages, insurance companies, mortgage banking companies, money market mutual funds, asset-based non-bank lenders and other financial institutions. Many of these competitors have substantially greater financial resources, lending limits and larger branch networks than the Company, and are able to offer a broader range of products and services than it can. Trends toward the consolidation of the banking industry may make it more difficult for smaller banks to compete with large national and regional banking institutions. The Company cannot assure you that it will compete successfully against its competitors. Failure to compete effectively for deposit, loan and other banking customers in the Company's markets could cause it to lose market share, slow its growth rate and may have an adverse effect on its financial condition and results of operations.

THE COMPANY'S CONTINUED FUTURE PROFITABILITY DEPENDS TO A SIGNIFICANT EXTENT UPON REVENUE THE COMPANY RECEIVES FROM ITS SMALL TO MEDIUM-SIZED BUSINESS CUSTOMERS AND THEIR ABILITY TO MEET THEIR LOAN OBLIGATIONS.

         At December 31, 2003, a substantial majority of the Company's loan portfolio was comprised of loans to its small to medium-sized business customers. For the year ended December 31, 2003, a significant portion of the Company's total interest income was derived from small to medium-sized business customers. The Company expects that its future profitability will depend to a significant extent upon revenue it receives from small to medium-sized business customers, and their ability to continue to meet existing loan obligations. As a result, adverse economic conditions or other factors adversely affecting this market segment may have a greater adverse effect on the Company than on other financial institutions that have a more diversified customer base.

THE COMPANY MAY RELY ON FLORIDA BANK, N.A. TO FUND ITS OPERATIONS.

         The Company has no significant independent sources of revenue. From the Company's inception to the present, its principal sources of funds have been capital received in its initial public offering, subsequent issuances of preferred stock and trust preferred securities and borrowings from its line of credit. In the future, the Company plans for cash dividends and other payments that it receives from Florida Bank, N.A. to serve as its principal source of funds to service indebtedness and to fund operations. The payment of dividends by the Company's bank to it is subject to the prior approval of the OCC if the total of all dividends declared by the bank in any calendar year exceeds the sum of the bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. At December 31, 2003, the amount of dividends available for Florida Bank, N.A. to pay to the Company without OCC approval was $9.0 million. In addition, federal law also prohibits a national bank from paying dividends if it is, or such dividend payments would cause it to become, undercapitalized. The Company's success and profitability is solely dependent on the success and profitability of its bank.

THE COMPANY COMPETES IN AN INDUSTRY THAT CONTINUALLY EXPERIENCES TECHNOLOGICAL CHANGE, AND THE COMPANY MAY HAVE FEWER RESOURCES THAN MANY OF ITS COMPETITORS TO CONTINUE TO INVEST IN TECHNOLOGICAL IMPROVEMENTS.

         The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to improving the ability to serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company's future success will depend, in part, upon its ability to address the needs of its customers by using technology to enhance its product and service offering. Many of the Company's competitors have substantially greater resources to invest in technological improvements. The Company cannot assure you that it will be able to implement new technology-driven products and services effectively or be successful in marketing these products and services to its customers.

SYSTEM FAILURE OR BREACHES OF THE COMPANY'S NETWORK SECURITY COULD SUBJECT IT TO INCREASED OPERATING COSTS AS WELL AS LITIGATION AND OTHER LIABILITIES.

         The computer systems and network infrastructure the Company uses could be vulnerable to unforeseen problems. The Company's operations are dependent upon its ability to protect its computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in the Company's operations could have an adverse effect on its financial condition and results of operations. In addition, the Company's operations are dependent upon its ability to protect its computer systems and network infrastructure against damage from physical break-ins, security breaches and other disruptive problems. In particular, the Company's systems may be susceptible to attacks, break-ins and viruses launched from the Internet. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through the Company's computer systems and network infrastructure, which may result in significant liability to it and deter potential customers. Although the Company, with the help of third-party service providers, intends to continue to implement security technology and establish operational procedures to prevent such damage, it cannot assure you that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms that the Company and its third-party service providers use to protect customer transaction data. A failure of such security measures could have an adverse effect on the Company's financial condition and results of operations.

MORTGAGE DIVISION

THE COMPANY'S WHOLESALE RESIDENTIAL MORTGAGE BANKING DIVISION HAS A LIMITED OPERATING HISTORY AND, AS A RESULT, THE FINANCIAL PERFORMANCE TO DATE OF THIS DIVISION MAY NOT BE A RELIABLE INDICATOR OF WHETHER THIS BUSINESS DIVISION WILL CONTINUE TO BE SUCCESSFUL.

         The Company commenced its wholesale residential mortgage banking operations in the fourth quarter of 2002. As a result, the Company has a very limited historical basis upon which to rely for gauging the business performance of this division under normalized operations. Also, the limited operating history of this division has coincided with a period of historically low interest rates, which has resulted in a significant volume of refinancing for residential mortgage loans. In periods of rising interest rates, demand for mortgage loans typically declines, which could cause a decrease in the income from the Company's wholesale residential mortgage banking division. Accordingly, the financial performance of this division to date may not be representative of its long-term future performance or indicative of whether the mortgage division will continue to be successful. A substantial portion of the Company's mortgage loan volume is related to refinancing activities. For the year ended December 31, 2003, approximately 68% of the Company's mortgage loan volume resulted from refinancing activities as compared to approximately 32% for purchase loans. For the year ended December 31, 2002, approximately 83% of the Company's mortgage loan volume resulted from refinancing activities, as compared to approximately 17% for purchased loans. As interest rates begin to increase, the volume of refinancing will decrease substantially, resulting in a decrease in the overall volume of the Company's mortgage bank segment and a reduction in earnings. There is no assurance that the Company can reduce expenses as the revenue associated with the lower volume of mortgage loans decreases, or that it can increase its volume of purchase loans to offset the loss of volume related to refinancing activities. Although a significant decrease in mortgage refinancing activity due to higher interest rates would reduce the Company's earnings and could materially adversely affect the results of its mortgage operations, management believes this reduction will be partially offset by the benefits of improved margins resulting from higher rates on its core loan portfolio.

ADJUSTMENTS FOR LOANS HELD FOR SALE MAY ADVERSELY AFFECT THE COMPANY'S PROFITS

         In the Company's financial statements it must value, on a quarterly basis, loans that it originates and classify as held for sale to the lower of their cost or market value. Depending on market conditions, the Company may be required to make adjustments that adversely affect its results of operations. Loans held for sale totaled $66.5 million as of December 31, 2003. This amount will vary depending on loan production volume and the Company's ability to sell or securitize its mortgage loans in the secondary market on a timely basis.

THE COMPANY MAY EXPERIENCE LOSSES FROM THE SALE OF ITS MORTGAGE LOANS.

         The sale of mortgage loans may result in a loss to the Company. Losses may result primarily from several factors. The Company may originate or purchase a loan at a price (i.e., interest and discount), which may be higher or lower than it receives when the loan is sold in the secondary market. The borrower may default on the loan while the Company is holding it for sale resulting in the loan being sold at a greatly reduced price. The borrower may default on the loan shortly after the sale in the secondary market, which would require the Company to repurchase the loan and sell it at a greatly reduced price. The Company may purchase a loan that has been fraudulently originated resulting in a total loss on the value of the loan. The Company may issue a commitment to a borrower at a certain interest rate and may commit to sell that same loan to an institutional investor for delivery at a future time for a stated price. If the Company's borrower fails to close on the loan, it may have to a pay a fee or incur an expense for failure to deliver the loan as promised. All or any of these losses, if they were to occur on a large enough scale, could materially adversely affect the Company's results of operations.

THE COMPANY HAS NO CONTRACTUAL AGREEMENTS WITH THE BROKERS THAT ORIGINATE A SIGNIFICANT AMOUNT OF ITS MORTGAGE LOANS AND THE FAILURE TO MAINTAIN ITS RELATIONSHIPS WITH THESE BROKERS COULD NEGATIVELY AFFECT ITS VOLUME OF LOAN ORIGINATIONS.

         During the year ended December 31, 2003, brokers and correspondents accounted for substantially all of the mortgage loans originated and purchased by the Company. None of these brokers or correspondents is contractually obligated to do business with the Company. Further, the Company's competitors also have relationships with these brokers and correspondents and actively compete with it in an effort to expand their broker and correspondent networks. Accordingly, the Company cannot assure you that it will be successful in maintaining its existing relationships or expanding its broker and correspondent networks. The Company originated and purchased loans from a total of 548 brokers and correspondents in the year ended December 31, 2003. Approximately 15.3% of the loans the Company originated were provided to it by five of these brokers. Accordingly, if any of these principal brokers or correspondents ceased to do business with the Company, the volume of the Company's loan originations and purchases, as well as its results of operations and financial condition, could be negatively affected.

THE COMPANY'S MORTGAGE BUSINESS COMPETES WITH MANY SOURCES OF MORTGAGES THAT HAVE SUBSTANTIALLY GREATER RESOURCES THAN IT.

         Many sources of mortgages are available to potential borrowers today. These sources include consumer finance companies, mortgage banking companies, savings banks, commercial banks, credit unions, thrift institutions, credit card issuers and insurance companies. Many of these alternative sources are substantially larger and have considerably greater financial, technical and marketing resources than the Company. Additionally, many financial services organizations against which the Company competes for business have formed national loan origination networks or have purchased home equity lenders. The Company competes for mortgage loan business in several ways, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of loan, loan origination fees and interest rates. If any of these competitors significantly expand their activities successfully in the Company's target markets or if the Company fails to compete effectively with existing competition, its business could be materially adversely affected.

AVAILABILITY OF REPORTS AND OTHER INFORMATION

         The Company's corporate website is http://www.flbk.com. It makes available on this website, free of charge, access to the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after the Company electronically submits such material to the Securities and Exchange Commission. In addition, the Commission's website is HTTP://WWW.SEC.GOV, which makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as the Company, that file electronically with the Commission. Information provided on the Company's website or on the Commission's website is not part of this Annual Report on Form 10-K.


ITEM 2. PROPERTIES

         The Company leases its main offices located at 5210 Belfort Road, Suite 310, Concourse II, Jacksonville, Florida 32256, where it occupies 6,613 square feet. In addition, the Company leases seven banking offices and an operations center in the following locations: Jacksonville, Tampa, Fort Lauderdale, St. Petersburg/Clearwater, Ocala, Tampa - Operations Center and West Palm Beach. In the fall of 2003, the Company's Fort Lauderdale office moved its operations to leased space in downtown Fort Lauderdale. The Company owns the property for its offices in Gainesville. The Company also leases the space for its mortgage division business in Jacksonville.

         In September 2002, the Company purchased a parcel of land for the purpose of constructing its corporate headquarters and the Jacksonville banking office. In July 2003, the Company sold the land to a developer for construction of the offices and concurrently entered into a lease to occupy a portion of the building beginning in May 2004.

         The following is a listing of the Company's banking offices:

     Florida Bank, N.A. - Alachua County
     600 N.W. 43rd Street, Suite A
     Gainesville, Florida 32607
     Facilities: Owned by the Company - 7,581 sq. ft.

     Florida Bank, N.A. - Jacksonville - Duval County
     5210 Belfort Road, Suite 140
     Jacksonville, Florida 32256
     Facilities: Leased 6001 sq. ft.

     Florida Bank, N.A. - Tampa - Hillsborough County
     100 West Kennedy Boulevard
     Tampa, Florida 33602
     Facilities: Leased 12,573 sq. ft.

     Florida Bank, N.A. - Ft. Lauderdale - Broward County
     200 Las Olas Boulevard, Suites 150 & 1820
     Ft. Lauderdale, Florida 33301
     Facilities: Leased 8,777 sq. ft.

     Florida Bank, N.A. - Pinellas County
     8250 Bryan Dairy Road, Suite 150
     Largo, Florida 33777
     Facilities: Leased 6,400 sq. ft.

     Florida Bank, N.A. - Marion County
     2437 SE 17th Street, Suite 101
     Ocala, Florida 34470
     Facilities: Leased 9,400 sq. ft.

     Florida Bank, N.A. - Marion County
     Paddock Mall Night Drop Branch
     3100 College Road
     Ocala, Florida 34474
     Facilities: Leased - No sq. ft.

     Florida Bank, N.A. - Operations Center
     6301 Benjamin Road, Suite 105
     Tampa, Florida 33634
     Facilities: Leased 11,328 sq. ft.

     Florida Bank Mortgage
     4815 Executive Park Court, Suite 103
     Jacksonville, Florida 32216
     Facilities:  Leased 13,200 sq. ft.

     Florida Bank, N.A. - Palm Beach County
     Phillips Point
     777 S. Flagler Drive, Suite 128E
     West Palm Beach, Florida 33401
     Facilities:  Leased 4,602 sq. ft.

         Additional information concerning the property owned or leased by the Company and its subsidiaries is incorporated herein by reference from Note 4, PREMISES AND EQUIPMENT of the Notes to the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject, nor are there material proceedings known to the Company or the Bank to be threatened or pending by any governmental authority.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the three months ended December 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on The NASDAQ National Market under the symbol "FLBK." The common stock began trading on The NASDAQ National Market on July 30, 1998. The following table sets forth for the periods indicated the quarterly high and low sales prices per share as reported by The NASDAQ National Market. These quotations also reflect inter-dealer prices without retail mark-ups, markdowns, or commissions.


                                                                         HIGH            LOW
                                                                    --------------- --------------

               Fiscal year ended December 31, 2003
                   First Quarter                                            $10.25          $8.31
                   Second Quarter                                            12.10           9.00
                   Third Quarter                                             12.49          11.00
                   Fourth Quarter                                            16.30          11.70

               Fiscal year ended December 31, 2002
                   First Quarter                                              8.90           5.90
                   Second Quarter                                             9.64           7.41
                   Third Quarter                                              9.00           7.27
                   Fourth Quarter                                             8.97           7.58


         As of December 31, 2003, there were approximately 510 holders of record of the Common Stock. Management believes that there are in excess of 3,000 beneficial holders of its Common Stock.

DIVIDENDS

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

STOCK REPURCHASE PLANS

         In September 1999, the Company's Board of Directors authorized a stock repurchase plan covering up to ten percent (10%) of the outstanding shares of common stock (approximately 585,000 shares). The share repurchase plan authorizes the purchase of common shares at any price below the then current book value per share. As of December 31, 2003, the Company had repurchased 302,200 shares for a total cost of $1.9 million or an average cost of $6.18 per share. No shares have been repurchased under this plan during the fiscal year ended December 31, 2003 and 2002.

         Pursuant to the stock repurchase plan, on December 10, 2001, the Company's Board of Directors authorized a pre-programmed stock repurchase program pursuant to the `safe harbor' guidelines of Rule 10b-18 of the Securities Exchange Act of 1934. This program provides for repurchase of up to 250,000 shares in the open market when the trading price of the Company's common stock falls to $5.75 per share or less. No shares have been repurchased under this plan during the fiscal year ended December 31, 2003.

EQUITY COMPENSATION PLANS

         The Company maintains the Amended and Restated1998 Stock Option Plan (the "1998 Plan"), the Employee Stock Purchase Plan (the "ESPP") and the Amended and Restated Incentive Compensation Plan (the "Incentive Plan"). Only restricted common stock is awarded under the Incentive Plan.

         The following table gives information about equity awards under the 1998 Plan, the Incentive Plan and the ESPP as of December 31, 2003:


                                   NUMBER OF SHARES TO BE        WEIGHTED AVERAGE           NUMBER OF SECURITIES
                                  ISSUED UPON THE EXERCISE       EXERCISE PRICE OF         REMAINING AVAILABLE FOR
                                  OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,     FUTURE ISSUANCE UNDER EQUITY
         PLAN CATEGORY              WARRANTS AND RIGHTS         WARRANTS AND RIGHTS          COMPENSATION PLANS
         -------------              -------------------         -------------------     -----------------------------
Equity Compensation Plans
   approved by the shareholders          16,642 (1)                 $10.20 (2)                   221,318 (3)

Equity Compensation Plans not
   approved by the shareholders         975,026 (4)                  $8.64 (5)                   110,413 (6)
                                    -------------------         -------------------     -----------------------------

TOTALS                                    991,668                      $8.67                       331,731

-------------

(1) Represents an aggregate of 16,642 common shares issuable upon exercise of options under the ESPP.

(2) Represents weighted-average exercise price of outstanding options under the ESPP.

(3) Includes 85,186 common shares and 136,132 common shares remaining available for issuance under the ESPP and the Incentive Plan, respectively.

(4) Represents the aggregate of common shares issuable upon exercise of options under the 1998 Plan.

(5) Represents weighted-average exercise price of outstanding options under the 1998 Plan.

(6)   Represents common shares remaining available under the 1998 Plan.

SERIES C PREFERRED STOCK

         On December 31, 2002, the Company issued 50,000 shares of Series C preferred stock for $100.00 per share through a private placement. The Series C preferred stock is not convertible but is redeemable only as a result of a change in control.

DIVIDENDS

         Non-cumulative cash dividends accrued at five percent annually through December 31, 2003 and will accrue at 3.75% thereafter and are payable quarterly in arrears.

LIQUIDATION PREFERENCE

         In the event of any liquidation, dissolution or winding up of affairs of the Company, the holders of Series C preferred stock at the time shall receive $100.00 per share plus an amount equal to accrued and unpaid dividends thereon through and including the date of distribution prior to any distribution to holders of common stock. The liquidation preference at December 31, 2003 was approximately $5.1 million.

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables set forth selected financial data of the Company for the periods indicated. The selected financial data of the Company as of fiscal years ended and for each of the years then ended are derived from the financial statements of the Company, which have been audited by Deloitte & Touche LLP, independent auditors. These selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's financial statements and notes thereto, and financial and other information included elsewhere herein.

                                                                  Year Ended December 31,
                                             ---------------------------------------------------------------------

                                               2003           2002           2001           2000            1999
                                             --------       --------       --------       --------        --------
                                                     (Dollars in thousands, except per share amounts)
Summary Income Statement:
  Interest income                            $ 43,568       $ 34,927       $ 31,380       $ 23,766        $ 11,142
  Interest expense                             16,891         15,584         16,548         13,711           4,696
                                             --------       --------       --------       --------        --------
  Net interest income                          26,677         19,343         14,832         10,055           6,446
  Provision for loan losses                     2,936          3,026          1,889          1,912           1,610
                                             --------       --------       --------       --------        --------
  Net interest income after
    provision for loan losses                  23,741         16,317         12,943          8,143           4,836

  Noninterest income                           15,603          4,040          2,048          1,011             583
  Noninterest expense                          32,198         18,005         13,693         10,886           8,342
                                             --------       --------       --------       --------        --------

  Income (loss) before provision for
    income taxes                                7,146          2,352          1,298         (1,732)         (2,923)
  Provision (benefit) for income taxes          2,490            885            490           (652)         (1,076)
                                             --------       --------       --------       --------        --------
  Net income (loss)                             4,656          1,467            808         (1,080)         (1,847)
                                             --------       --------       --------       --------        --------
  Preferred stock dividends                       250            140            250           --              --
                                             --------       --------       --------       --------        --------
  Net income (loss) applicable to
     common shares                           $  4,406       $  1,327       $    558       $ (1,080)       $ (1,847)
                                             ========       ========       ========       ========        ========
  Earnings (loss) per common share:
    Basic                                    $   0.65       $   0.21       $   0.10       $  (0.19)       $  (0.32)
    Diluted                                      0.62           0.20           0.10          (0.19)          (0.32)



                                                                                            December 31,
                                                               --------------------------------------------------------------------
                                                                   2003          2002          2001          2000           1999
                                                               -----------   -----------   -----------   -----------    -----------
                                                                                        (Dollars in Thousands)


Summary Balance Sheet Data:
Investment securities                                          $    56,886   $    53,652   $    38,886   $    36,756    $    28,511
Loans held for investment, net of deferred loan fees               690,590       550,455       401,444       285,526        157,517
Loans held for sale                                                 66,495        54,674            --            --             --
Earning assets                                                     844,587       721,296       494,987       353,239        205,898
Total assets                                                       944,461       756,066       522,323       372,797        218,163
Noninterest-bearing deposits                                       134,648       141,395        99,899        41,965         22,036
Total deposits                                                     796,613       664,910       451,249       305,239        159,106
Repurchase agreements and other borrowed funds                      57,555        14,576        14,210        26,035         18,279
Total shareholders' equity                                          57,794        52,964        46,142        38,556         39,235

Performance Ratios:
Net interest margin (1)                                             3.17 %        3.33 %        3.62 %        3.58 %         4.57 %
Efficiency ratio (2)                                                 76.15         77.00         81.12         98.37         118.68
Return on average assets                                              0.50          0.22          0.13         (0.36)         (1.07)
Return on average equity                                              7.98          2.79          1.30         (2.83)         (3.12)

Asset Quality Ratios:
Allowance for loan losses to total loans held for investment        1.31 %        1.32 %        1.17 %        1.23 %         1.18 %
Non-performing loans to total loans held for investment               0.40          0.25          0.36          1.44           1.46
Net charge-offs to average loans held for investment                  0.18          0.09          0.21          0.12           0.80

Capital and Liquidity Ratios:
Total capital to risk-weighted assets                              10.95 %       11.92 %       12.70 %       12.73 %        18.19 %
Tier 1 capital to risk-weighted assets                                9.73         10.78         11.63         11.58          17.29
Tier 1 capital to average assets                                      8.24          9.97         10.64         10.28          20.01
Average loans to average deposits                                   110.76         97.21         99.03         94.90         101.53
Average equity to average total assets                                6.04          7.79          9.96         12.80          34.30


---------------
(1)   Computed by dividing net interest income by average earning assets.

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

IN SOME CASES, THE COMPANY HAS IDENTIFIED FORWARD-LOOKING STATEMENTS BY SUCH WORDS OR PHRASES AS "WILL LIKELY RESULT," "IS CONFIDENT THAT," "EXPECTS," "SHOULD," "COULD," "MAY," "WILL CONTINUE TO," "BELIEVES," "ANTICIPATES," "PREDICTS," "FORECASTS," "ESTIMATES," "PROJECTS," "POTENTIAL," "INTENDS" OR SIMILAR EXPRESSIONS IDENTIFYING "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING THE NEGATIVE OF THOSE WORDS AND PHRASES. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT VIEWS AND ASSUMPTIONS REGARDING FUTURE EVENTS, FUTURE BUSINESS CONDITIONS AND THE OUTLOOK FOR THE COMPANY BASED ON CURRENTLY AVAILABLE INFORMATION. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE STATEMENTS. THE COMPANY CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE.

IN CONNECTION WITH THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE COMPANY IS HEREBY IDENTIFYING IMPORTANT FACTORS THAT COULD AFFECT THE COMPANY'S FINANCIAL PERFORMANCE AND COULD CAUSE THE COMPANY'S ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM ANY OPINIONS OR STATEMENTS EXPRESSED WITH RESPECT TO FUTURE PERIODS IN ANY CURRENT STATEMENTS. SEE THE SECTION ON RISK FACTORS THAT THE COMPANY HAS IDENTIFIED, WHICH ARE DISCUSSED IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

OVERVIEW OF OPERATING RESULTS

         Florida Banks, Inc. (the "Company") was formed in 1997 to create a statewide community banking system that would focus on the largest and fastest growing Florida banking markets. The Company began to operate in 1998 after it completed the acquisition of First National Bank of Tampa, which became the Company's wholly owned banking subsidiary and was subsequently named Florida Bank, N.A.

         An important aspect of the Company's growth strategy is the ability to service and effectively manage a large number of loans and deposit accounts in multiple markets in Florida. Accordingly, the Company created an operations infrastructure sufficient to support statewide lending and banking operations. Management believes that the Company's existing infrastructure allows it to grow its business both geographically and with respect to the size and number of loan and deposit accounts without substantial additional capital expenditures.

         The Company's historical financial results for fiscal 1998 to 2000 reflect the development of the Company in its early stages, notably in connection with initial start-up costs and the raising and retention of capital to fund its planned growth. In 1998 and 1999 the Company incurred significant noninterest expenses for the start-up and infrastructure costs described above, while revenue items gradually increased as it began to originate loans and invest in other earning assets. In the fourth quarter of 2000, the Company achieved profitability as these costs were spread over a larger asset base. The Company has maintained profitability and asset growth throughout fiscal 2001, 2002 and fiscal 2003.

         In the fourth quarter of fiscal 2002, the Company launched its wholesale residential mortgage banking division that is managed as a separate line of business. This mortgage operation significantly increased noninterest income and noninterest expense and significantly contributed to earnings in fiscal 2002 and 2003.

         The Company's operating results have improved significantly over the past several years. The table below shows the annual growth rate of its net interest income, net income, assets, loans and deposits:


                                                                AS OF OR FOR                 AS OF OR FOR
                                 AS OF OR FOR THE    ANNUAL    THE YEAR ENDED    ANNUAL     THE YEAR ENDED  ANNUAL
                                    YEAR ENDED       GROWTH     DECEMBER 31,     GROWTH      DECEMBER 31,   GROWTH
     (Dollars in Thousands)      DECEMBER 31, 2003  RATE (1)        2002        RATE (1)         2001        RATE (1)
                                 -----------------  --------   -------------    --------    --------------   --------

Net interest income                        $26,677       37.9       $19,343       30.4           $14,832       47.5
Net income (loss)
    applicable to common
    shares                                   4,406      232.0         1,327        137.8             558      151.7
Total assets                               944,461       24.9       756,066         44.8         522,323       40.1
Loans held for investment, net
    of deferred fees                       690,590       25.5       550,455         37.1         401,444       40.6
Deposits                                   796,613       19.8       664,910         47.3         451,249       47.8

----------
(1) The annual growth rate with respect to this data is the percentage growth of the item in the year ended shown compared to the most recently completed prior year end.

CRITICAL ACCOUNTING POLICIES

         The preparation of the financial statements, on which this management's discussion and analysis is based, requires the Company to make estimates, which impact these financial statements. The most critical of these estimates and accounting policies relate to the allowance for loan losses, other real estate owned, and derivative financial instruments.

ALLOWANCE FOR LOAN LOSSES

         Management carefully monitors the credit quality of the Company's loan portfolios and makes estimates about the amount of credit losses that have been incurred at each financial statement reporting date. This process significantly impacts the financial statements and involves complex, subjective judgments. The allowance is largely determined based upon the market value of the underlying collateral. Market values of collateral are generally based upon appraisals obtained from independent appraisers. If market conditions decline, the allowance for loan losses would be negatively impacted resulting in a negative impact on the Company's earnings. The allowance for loan losses is a significant estimate that can and does change based on management's assumptions about specific borrowers and applicable economic and environmental conditions, among other factors.

OTHER REAL ESTATE OWNED

         At December 31, 2003, the Company had two real estate properties that were obtained through a foreclosure. The properties are recorded based upon the market value determined by an independent appraisal less estimated selling cost. If market conditions decline in the area in which the properties are located, then the value of other real estate owned will be negatively impacted, resulting in a negative impact to the Company's earnings.

DERIVATIVE INSTRUMENTS

         The Company has entered into several interest swaps plus a foreign currency swap and have provided interest rate swaps to loan participants. As a result of these activities, the Company recognized a net loss on derivative instruments of $19,000 for the year ended December 31, 2003. The fair market value of these instruments is determined by quotes obtained from the related counter parties in combination with a valuation model utilizing discounted cash flows. The valuation of these derivative instruments is a significant estimate that is largely affected by changes in interest rates. If interest rates significantly increase or decrease, the value of these instruments will significantly change, resulting in an impact on the Company's earnings.

BUSINESS SEGMENTS

         Prior to October 2002, the Company had only one reporting segment. In October 2002, the Company began operating its mortgage banking division, which is managed as a separate business segment. Accordingly, beginning in 2002, the Company began to report its results of operations on the following two reporting segments: the COMMERCIAL BANK and the MORTGAGE BANK. Net interest income per segment is determined by including interest earned on loans and investments in that segment, less interest expense of deposits and borrowings used to support the earning assets of that segment. For more details on the Company's business segments, see Note 23, SEGMENT REPORTING of the Notes to the Consolidated Financial Statements.

COMMERCIAL BANK

         The commercial bank segment offers a wide array of financial services to its customers, including short and long-term commercial, consumer and mortgage loans, interest-bearing and noninterest-bearing deposit accounts, telephone and internet banking, Automated Clearing House and Electronic Funds Transfer, stored value cards and other specialized products and services. For the year ended December 31, 2003, the commercial bank segment accounted for 86.6% of consolidated net interest income, 29.0% of consolidated noninterest income, and 51.8% of consolidated noninterest expense. For the year ended December 31, 2002, the commercial bank segment accounted for 97.9% of consolidated net interest income, 66.5% of consolidated noninterest income, and 76.0% of consolidated noninterest expense. As this segment comprises the majority of the Company's operations, the performance of this segment is described in the consolidated discussion of financial condition and results of operations below.

MORTGAGE BANK

         The mortgage bank segment originates residential mortgage loans through a network of third party mortgage brokers and sells these loans on a wholesale basis into the secondary mortgage loan market. For the year ended December 31, 2003, the mortgage bank segment accounted for 15.3% of consolidated net interest income, 71.0% of noninterest income, and 34.2% of noninterest expense. The mortgage bank originated approximately $1.1 billion in mortgage loans, and sold approximately $1.0 billion in mortgage loans, during the fiscal year ended December 31, 2003. For the year ended December 31, 2003, this segment contributed $4.1 million to income before income taxes, excluding any allocation of parent company costs.

         For the year ended December 31, 2002, the mortgage bank segment accounted for 0.3% of net interest income, 33.5% of noninterest income, and 5.1% of noninterest expense. The mortgage bank originated approximately $98 million in mortgage loans, and sold approximately $44 million in mortgage loans, during the fiscal year ended December 31, 2002. For the year ended December 31, 2002, this segment contributed $0.5 million to income before income taxes, excluding any allocation of parent company costs.

         Approximately 68% and 83% of the Company's mortgage loan volume for the years ended December 31, 2003 and 2002, respectively, resulted from refinancing activities. As interest rates begin to increase, the volume of refinancing will decrease substantially, resulting in a decrease in the overall volume of the Company's mortgage bank segment and a reduction in earnings. Initially, the Company will offset a portion of this reduction in earnings by reducing its overhead expenses, including a reduction in temporary and contract employees. To offset this decline in volume, the Company intends to continue to expand its sales force and enter other Florida banking markets. The Company will also emphasize purchase loan originations by offering premium pricing and accelerated service levels for wholesale loans. In addition, the Company, in its initiatives that address the short term effects of lower volumes and the longer term goal of increasing its presence in the Florida banking market will allow it to continue to leverage its wholesale mortgage operation as interest rates increase and the volume of refinance activity declines as a percentage of the overall mortgage loan market.

OTHER

         This category includes the Company's investment securities portfolio, capital, derivative instruments, liquidity and funding activities, risk management and certain other support activities not currently allocated to the abovementioned business segments.

         Information about reportable segments, and reconciliation of such information to the audited consolidated condensed financial statements as of and for the year ended December 31, 2003 follows:


                                          COMMERCIAL                               INTER-SEGMENT    CONSOLIDATED
         (Dollars in Thousands)              BANK       MORTGAGE BANK     OTHER     ELIMINATIONS        TOTAL
                                          ----------    -------------     -----     ------------    ------------
  Net interest income.................    $ 23,115         $ 4,073    $ (511)           $  --         $ 26,677
  Noninterest income..................       4,524          11,079         --              --           15,603
  Noninterest expense.................      16,689          11,025      4,484              --           32,198
  Income (loss) before taxes..........       8,015           4,127    (4,996)              --            7,146
  Total assets........................     869,269          68,991     88,528        (82,327)          944,461
  Expenditures for additions to
      premises and equipment..........       1,066             423        160              --            1,649

         Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the year ended December 31, 2002 follows:



                                         COMMERCIAL      MORTGAGE               INTER-SEGMENT    CONSOLIDATED
        (Dollar in Thousands)               BANK           BANK       OTHER     ELIMINATIONS        TOTAL
                                          ----------    ---------     -----     ------------    ------------
Net interest income..............         $18,943           $62       $338               $--        $19,343
Noninterest income...............           2,685         1,355         --               --           4,040
Noninterest expense..............          13,690           911      3,404               --          18,005
Income (loss) before taxes.......           4,913           505    (3,066)               --           2,352
Total assets.....................         694,561        55,235     70,291         (64,021)         756,066
Expenditures for additions to
   premises and equipment........           2,398           562          8               --           2,968



         "Inter-Segment Elimination" in the tables above represents primarily the holding company's (Florida Banks, Inc.) investments in its subsidiary bank (Florida Bank, N.A.) and its nonbank subsidiaries, and the holding company's deposits held by its subsidiary bank. These eliminations are made pursuant to the presentation of consolidated financial information as discussed in Note 1, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         Throughout this section, the Company uses the following terms and meanings to discuss its results of operations:

         "Net interest income" is the principal component of a commercial bank's income stream and represents the difference or spread between interest and certain fee income generated from earning assets and the interest expense paid on deposits and other borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company had no investments in tax-exempt securities during 2003, 2002 and 2001. Accordingly, no adjustment is necessary to facilitate comparisons on a taxable equivalent basis.

         "Provision for loan losses" is the expense of providing an allowance or reserve for probable future losses on loans. The amount of the provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of loan collateral and general business and economic conditions.

         "Noninterest income" consists of revenues generated from a broad range of financial services, products and activities, including fee-based services, service fees on deposit accounts and other activities. In addition, gains realized from the sale of the guaranteed portion of Small Business Administration ("SBA") loans, other real estate owned, and available for sale investments are included in noninterest income.

         "Noninterest expense" consists of items such as salaries and benefits, occupancy and equipment, and other general and administrative expenses.

         "Net income applicable to common shares" means net income after taxes less any dividends on preferred stock for that period. Preferred stock for the periods presented consists of Series B preferred, which was issued June 29, 2001 and converted to common stock on April 26, 2002, and Series C preferred, which was issued December 31, 2002, and was still outstanding as of December 31, 2003.

FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2002

         NET INTEREST INCOME increased by $7.3 million, or 37.9% to $26.7 million for the year ended December 31, 2003 from $19.3 million for the year ended December 31, 2002. This is attributable to an increase of $9.8 million in interest on loans for the year ended December 31, 2003, resulting from the growth in the Company's loan portfolio, partially offset by decreases in interest income from investments and Federal funds sold and an increase in interest expense of $1.3 million. The increase in interest expense resulted primarily from an increase of $693,000 in interest on deposits and $549 interest on trust preferred securities, partially offset by decrease in interest on repurchase agreements and borrowed funds.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. Upon the adoption of SFAS No. 150, the Company's obligated mandatorily redeemable preferred securities of subsidiary trusts were reclassified from mezzanine equity to debt. The dividends related to these securities are reflected as interest expense beginning July 1, 2003, on a prospective basis. At December 31, 2003, the Company had $20 million outstanding as company obligated mandatorily redeemable preferred securities of subsidiary trusts. The Company expensed approximately $975,000 related to those instruments of which approximately $549,000 (including amortization of debt issuance costs of approximately $71,000) is recorded as interest expense and $426,000 is recorded as dividends on trust preferred securities in the Consolidated Statement of Operations.

         The net interest spread increased to 2.85% in 2003 from 2.70% in 2002, as the yield on average earning assets decreased 78 basis points while the cost of interest-bearing liabilities decreased 93 basis points. The net interest spread measures the absolute difference between the yield on average earning assets and the rate paid on average interest-bearing sources of funds. The net interest spread eliminates the impact of noninterest-bearing funds and gives a direct perspective on the effect of market interest rate movements. This measurement allows management to evaluate the variance in market rates and adjust rates or terms as needed to maximize spreads.

         During recent years, the net interest margins and net interest spreads have been under pressure, due in part to intense competition for funds with non-bank institutions and changing regulatory supervision for some financial intermediaries. The pressure was not unique to the Company and was experienced by the banking industry nationwide.

         To counter potential declines in the net interest margin and the interest rate risk inherent in the Company's balance sheet, the Company adjusts the rates and terms of the interest-bearing liabilities in response to general market rate changes and the competitive environment. The Company monitors Federal funds sold levels throughout the year, investing any funds not necessary to maintain appropriate liquidity in higher yielding investments such as short-term U.S. government and agency securities. The Company will continue to manage its balance sheet and its interest rate risk based on changing market interest rate conditions.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

         The table below presents the changes in interest income and interest expense attributable to volume and rate changes between the fiscal years ended December 31, 2003 and 2002. The effect of a change in average balance has been determined by applying the average rate in 2002 and 2003 to the change in average balance from 2002 to 2003, respectively. The effect of change in rate has been determined by applying the average balance in 2002 and 2003 to the change in the average rate from 2002 to 2003, respectively. The net change attributable to the combined impact of the volume and rate has been allocated to both components in proportion to the relationship of the absolute dollar amounts of the change in each.


                                                               YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                                  2003 VS. 2002
                                                           INCREASE/(DECREASE) DUE TO:
                                                     ----------------------------------------
                                                      VOLUME       YIELD/RATE        TOTAL
                                                     -------         -------          -------

         INTEREST EARNED ON:
         Taxable securities                          $   369         $(1,239)         $  (870)
         Federal funds sold                               60            (240)            (180)
         Net loans                                    15,689          (5,930)           9,759
         Repurchase agreements                            39            (107)             (68)
                                                     -------         -------          -------
         Total earning assets                         16,157          (7,516)           8,641
                                                     -------         -------          -------

         INTEREST PAID ON:
         Money-market and interest-bearing
            demand deposits                              721            (574)             147
         Savings deposits                                140            (537)            (397)
         Time deposits                                 6,294          (5,352)             942
         Repurchase agreements                            95            (213)            (118)
         Trust preferred securities (1)                  549              --              549
         Other borrowed funds                            282             (97)             185
                                                     -------         -------          -------
         Total interest-bearing liabilities            8,081          (6,774)           1,307
                                                     -------         -------          -------
         Net interest income                         $ 8,076            (742)           7,334
                                                     =======         =======          =======

-------------
(1) Effective July 1, 2003, dividends on trust preferred securities are reported as interest expense on a prospective basis. Previously such dividends were reported as noninterest expense. The change in interest expense on trust preferred securities has been reflected in the table as attributable to volume.

         PROVISION FOR LOAN LOSSES charged to operations decreased by approximately $90,000 or 3.0% to $2.9 million for the year ended December 31, 2003 from $3.0 million for the year ended December 31, 2002. This decrease is primarily a result of an increase in specific reserves in 2002 for loans that were charged off in the first quarter of 2003, offset by the growth of the Company's overall loan portfolio in the fiscal year ended December 31, 2003 as compared to the fiscal 2002. For a more detailed discussion of the provision for loan losses, see "-- Analysis of Financial Condition -- Allowance for Loan Losses and Net Charge-offs.

         The following table presents an analysis of the NONINTEREST INCOME for the fiscal years ended December 31, 2003 and 2002 with respect to each major category of noninterest income:


                                                    FOR THE YEAR ENDED
                                                        DECEMBER 31,
                                                    -----------------------
                                                      2003           2002           $ CHANGE        % CHANGE
                                                    -------         -------          --------       ----------
         Gain on sale of mortgage loans             $ 8,767         $ 1,093          $  7,674          702.1
         Mortgage loan origination fees               3,357             805             2,552          317.0
         Service fees                                 2,316           1,719               597           34.7
         Gain on sale of commercial loans                --              43               (43)         (100.0)
         Loss on sale of available for sale
             investment securities, net                  --              (4)                4          100.0
         Other noninterest income                     1,163             384               779          203.0
                                                    -------         -------          --------          -----
                  Total                             $15,603         $ 4,040          $ 11,563          286.2
                                                    -------         -------          --------          -----


         NONINTEREST INCOME increased by $11.6 million, or 286.2% to $15.6 million for the year ended December 31, 2003 from $4.0 million for the year ended December 31, 2002. This increase primarily resulted from gains on sale of mortgage loans of $8.8 million and mortgage loan origination fees of $3.4 million for the year ended December 31, 2003, compared to $1.1 million and $805,000 for these categories for the year ended December 31, 2002. These income categories relate to the Company's wholesale mortgage division, which commenced operations in the fourth quarter of 2002. Due to the short time this division has been in operation, and the substantial portion of its revenue attributable to mortgage refinance activity; the Company cannot assure you that the current levels of income or growth will continue in the future. Service fees on deposits increased by $597,000, or 34.7%, to $2.3 million for the year ended December 31, 2003 from $1.7 million for the year ended December 31, 2002. This increase is primarily attributable to an increase in deposit accounts. Other noninterest income increased by $779,000, or 203.0% to $1.2 million for the year ended December 31, 2003 from $384,000 for the year ended December 31, 2002. The increase in other noninterest income is primarily a result of an increase in the cash surrender value of Bank owned life insurance.

         The following table presents an analysis of the NONINTEREST EXPENSE for fiscal years ended December 31, 2003 and 2002 with respect to each major category of noninterest expense:


                                                     FOR THE YEAR ENDED
                                                       DECEMBER 31,
                                                   -----------------------
                                                   2003             2002           $ CHANGE     % CHANGE
                                                   -------         -------         --------     ---------
         Salaries and benefits                     $21,930         $11,038         $ 10,892          98.7
         Occupancy and equipment                     2,809           2,106              703          33.4
         Communications                              1,583           1,144              439          38.4
         Data processing                             1,134             873              261          29.9
         Professional                                  966             524              442          84.5
         Dividends on preferred securities
            of subsidiary trusts                       426             633             (207)        (32.7)
         Other                                       3,349           1,687            1,662          98.5
                                                   -------         -------         --------         -----
               Total                               $32,198         $18,005         $ 14,193          78.8
                                                   -------         -------         --------         -----

-----------
(1) Effective July 1, 2003, dividends on trust preferred securities are reported as interest expense on a prospective basis. Previously such dividends were reported as noninterest expense.

         NONINTEREST EXPENSE increased by $14.2 million, or 78.8%, to $32.2 million for 2003 compared to $18.0 for 2002. The increase resulted primarily from increases in salaries and benefits, occupancy and equipment and other expenses. Salaries and benefits expenses increased primarily due to the addition of staff associated with the overall growth of the Company's business and with the addition of the mortgage banking division. Commission incentives associated with loan volume originated by the Company's mortgage banking division totaled $4.6 million, or 21%, of the Company's total salary and benefits for the year ended December 31, 2003. Dividends on preferred securities of subsidiary trusts decreased during 2003 compared to 2002 primarily due to the change in classification of such dividends effective July 1, 2003, from noninterest expense to interest expense upon adoption of SFAS No. 150. Trust preferred securities increased from $17.0 million at December 31, 2002 to $20.0 million at December 31, 2003. Total dividends paid on the trust preferred securities totaled $975,000 in 2003 of which $549,000 (including amortization of debt issuance costs of approximately $71,000) is recorded as interest expense and $426,000 is recorded as dividends on trust preferred securities in the Consolidated Statement of Operations. Accordingly, total dividends on trust preferred securities increased from $633,000 in 2002 to $975,000 due to the increase in the average balance outstanding. The increase in other expenses is primarily attributed to the expenses associated with supporting operations related to the Company's overall growth. Specific operational expenses that increased include recruitment expenses and postage/courier expenses. Other expenses related to the Company's intranet, internet and facsimile facilities, continue to increase in relation to the overall growth of its business. Recruitment expenses in 2003 related primarily to the recruiting of personnel with specific skills and experiences to staff its mortgage banking division. During the fiscal year ended December 31, 2003, non-interest expense was accounted for by compensation paid to temporary and contract employees for its mortgage business. Recruiting expenses for the mortgage banking division should be primarily of a non-recurring nature. Because its physical locations are spread over a large geographic area, postage/courier expenses tend to be significant, because of the need for written communication among the Company's banking facilities, operations center, and customers. These costs will tend to rise in relation to the overall growth of its business.

         A PROVISION FOR INCOME TAXES of $2.5 million was recognized for the year ended December 31, 2003 compared to $885,000 for the year ended December 31, 2002. These provisions for income taxes represent an estimated effective annual tax rate of approximately 34.8% and 37.6% respectively. The decrease in the effective tax rate results from a tax credit obtained from a charitable contribution the Company made in the second quarter of 2003.

         Certain income and expense items are recognized in different periods for financial reporting purposes and for income tax return purposes. Deferred income tax assets and liabilities reflect the differences between the values of certain assets and liabilities for financial reporting purposes and for income tax purposes, computed at the current tax rates. Deferred income tax expense is computed as the change in the Company's deferred tax assets, net of deferred tax liabilities and the valuation allowance. The Company's deferred income tax assets consist principally of net operating loss carryforwards and the allowance for loan losses. A deferred tax valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. No valuation allowance was considered necessary at December 31, 2003 or 2002.

         First National Bank of Tampa reported losses from operations each year from its inception in 1988 through 1994. These losses primarily resulted from loan losses and high overhead costs. Management of First National Bank of Tampa was replaced during 1992 and additional capital of $1.6 million was raised through a private placement of common stock during 1993. Largely as a result of these changes, First National Bank of Tampa became profitable in 1995. In order to reflect this fresh start, the bank elected to restructure its capital accounts through a quasi-reorganization. A quasi-reorganization is an accounting procedure that allows a company to restructure its capital accounts to remove an accumulated deficit without undergoing a legal reorganization. Accordingly, First National Bank of Tampa charged against additional paid-in capital its accumulated deficit of $8.1 million at December 31, 1995. As a result of the quasi-reorganization, the future benefit from the utilization of the net operating loss carryforward generated prior to the date of the quasi-reorganization was required to be accounted for as an increase to additional paid-in capital. Such benefits are not considered to have resulted from First National Bank of Tampa's results of operations subsequent to the quasi-reorganization.

         The following table presents the components of net deferred tax assets:

                                            AS OF DECEMBER 31,
                                          ---------------------
                                            2003           2002
                                          ------         ------
         Deferred tax assets              $4,953         $4,436
         Deferred tax liabilities            355            527
         Valuation allowance                  --             --
                                          ------         ------
          Net deferred tax assets         $4,598         $3,909
                                          ======         ======

         As of December 31, 2003, the Company had approximately $3.9 million in net operating loss carryforwards available to reduce future taxable earnings at December 31, 2003, which resulted in net deferred tax assets of $1.4 million. This net operating loss carryforward will expire in varying amounts in the years 2007 through 2018 unless fully utilized by the Company. Based on management's estimate of future earnings and the expiration dates of the net operating loss carryforward as of December 31, 2003 and 2002, it was determined that it is more likely than not that the benefit of the deferred tax assets will be realized.

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

         As a result of the Company's acquisition of First National Bank of Florida through the merger, the Company has the use of its net operating loss carryforwards. However, the portion of the Company's net operating loss carryforwards that becomes usable each year is limited under provisions of
Section 382 of the Internal Revenue Code relating to the change in control. The annual limitation is based upon the purchase price multiplied by the applicable long-term tax-exempt rate (as defined in the Internal Revenue Code) at the date of acquisition. Based upon the applicable long-term tax-exempt rate for December 1998 acquisitions, this annual limitation is approximately $700,000. Management believes it is more likely than not that it will produce sufficient taxable income to allow the Company to fully utilize its net operating loss carryforwards prior to their expiration.

         NET INCOME APPLICABLE TO COMMON SHARES increased by $3.1 million, or 232.1%, to $4.4 million for the year ended December 31, 2003 from $1.3 million for the year ended December 31, 2002. Basic and diluted earnings per common share for the year ended December 31, 2003 was $0.65 and $0.62, respectively compared to $0.21 and $0.20, respectively, for the year ended December 31, 2002. The increase in net income applicable to common shares can be attributed to an increase in net interest income and non-interest income, partially offset by increases in interest and noninterest expense.

         The Company's earnings performance is reflected in the calculations of net income as a percentage of average total assets (return on average assets) and net income as a percentage of average shareholders' equity (return on average equity). Return on average assets and return on average equity are computed using net income applicable to common shares. For the fiscal year ended December 31, 2003 and 2002, the return on average assets was 0.50% and 0.22%, respectively. For the same periods, the return on average equity was 7.98% and 2.79%, respectively. The Company's ratio of total equity to total assets decreased to 6.1% at December 31, 2003 from 7.01% at December 31, 2002, primarily as a result of growth from branch operations.

FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2001

         NET INTEREST INCOME increased by $4.5 million, or 30.4% to $19.3 million for the year ended December 31, 2002 from $14.8 million for the year ended December 31, 2001. This increase is attributable to growth in loan volume due to ongoing branch operations, new loan production office operations, and the new wholesale mortgage operation. These increases were partially offset by the growth in time deposits, repurchase agreements and other borrowed funds. The trend in net interest income is commonly evaluated using net interest margin and net interest spread. The net interest margin, or net yield on average earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. The net interest margin decreased 29 basis points to 3.33% in 2002 on average earning assets of $581.0 million from 3.62% in 2001 on average earning assets of $409.8 million. This decrease was primarily due to the fact that the average yield on earning assets decreased slightly more than the average rates on interest-bearing liabilities decreased. There was an 170 basis point decrease in the average yield on earning assets to 5.96% in 2002 from 7.66% in 2001 and a 162 basis point decrease in the average rate paid on interest-bearing liabilities to 3.25% in 2002 from 4.87% in 2001. The decreased yield on earning assets was primarily the result of lower market rates on loans and investment securities, prompted by a decrease in the Prime Rate during November 2002, from 4.75% to 4.25%, combined with ongoing weakness in other loan indices, including LIBOR and various mortgage rate indices. The decrease in the average cost of interest-bearing liabilities is attributable to decreases in market rates on interest-bearing demand deposits, savings and time deposits, money market accounts and other borrowed funds.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

         The table below presents the changes in interest income and interest expense attributable to volume and rate changes between the fiscal years ended December 31, 2002 and 2001. The effect of a change in average balance has been determined by applying the average rate in 2001 and 2002 to the change in average balance from 2001 to 2002, respectively. The effect of change in rate has been determined by applying the average balance in 2001 and 2002 to the change in the average rate from 2001 to 2002, respectively. The net change attributable to the combined impact of the volume and rate has been allocated to both components in proportion to the relationship of the absolute dollar amounts of the change in each.


                                                      YEAR ENDED DECEMBER 31, 2002 VS. 2001
                                                              INCREASE/DECREASE DUE TO:
                                                     ----------------------------------------
                                                      VOLUME        YIELD/RATE        TOTAL
                                                     -------       -----------        -------

         INTEREST EARNED ON:
         Taxable securities                          $   267         $  (681)         $  (414)
         Federal funds sold                              511            (713)            (202)
         Net loans                                    11,669          (7,508)           4,161
         Repurchase agreements                           287            (250)              37
                                                     -------         -------          -------
         Total earning assets                         12,734          (9,152)           3,582
                                                     -------         -------          -------

         INTEREST PAID ON:
         Money-market and interest-bearing
            demand deposits                              424             (80)             344
         Savings deposits                                650          (1,206)            (556)
         Time deposits                                 5,221          (5,300)             (79)
         Repurchase agreements                           149            (852)            (703)
         Other borrowed funds                            133             (68)              65
                                                     -------         -------          -------
         Total interest-bearing liabilities            6,577          (7,506)            (929)
                                                     -------         -------          -------
         Net interest income                         $ 6,157         $(1,646)         $ 4,511
                                                     =======         =======          =======

         PROVISION FOR LOAN LOSSES charged to operations for the year ended December 31, 2002 increased by $1.1 million, or 60.2%, to $3.0 million from $1.9 million during the year ended December 31, 2001. The increase in the provision from 2001 to 2002 was generally due to the increase in the amount of loans outstanding. In addition, in December 2002, a provision of approximately $0.5 million was charged to establish a specific reserve for an overdraft related to one of the Company's Automated Clearing House processors. This overdraft was charged off in the first quarter of 2003. For additional information regarding provision for loan losses, charge-offs and allowance for loan losses, see "-- Financial Condition--Asset Quality."

         The following table presents an analysis of the NONINTEREST INCOME for the fiscal years ended December 31, 2002 and 2001 with respect to each major category of noninterest income:


                                                    FOR THE YEAR ENDED
                                                         DECEMBER 31,
                                                    -----------------------
                                                      2002            2001        $ CHANGE     % CHANGE
                                                    -------          ------       --------     ----------
         Gain on sale of mortgage loans             $ 1,093          $   --         $ 1,093          100.0
         Mortgage loan origination fees                 805             235             570          242.5
         Service fees                                 1,719           1,224             495           40.4
         Gain on sale of commercial loans                43             104             (61)         (58.8)
         Loss on sale of available for sale
         investment securities, net                      (4)             74             (78)         (105.4)
         Other noninterest income                       384             411             (27)            6.6
                                                    -------          ------         -------         -------
              Total                                 $ 4,040          $2,048         $ 1,992            97.3
                                                    =======          ======         =======         =======



         NONINTEREST INCOME increased by $2.0 million, or 97.3%, to $4.0 million for the year 2002 from $2.0 in 2001. This change resulted from an increase in the amount of service fees on deposit accounts, an increase in mortgage loan origination fees, and the income generated by the wholesale mortgage division, partially offset by a loss on the sale of investment securities available for sale, a smaller gain on sale of commercial loans, and lower other noninterest income. Service fees on deposit accounts increased in 2002 from 2001 due to an increase in the volume of business and personal transaction accounts and increased volume in the number of services transacted for customers subject to service charges. Gain on sale of mortgage loans in 2002 totaled $1.1 million, and mortgage loan origination fees increased in 2002 compared to 2001. This was due to the wholesale mortgage division commencing operations in the fourth quarter of 2002. Other income, which includes various recurring noninterest income items such as debit card fees, decreased in 2002 from 2001.

         The net interest spread decreased to 2.71% in 2002 from 2.79% 2001, as the yield on average earning assets decreased 170 basis points while the cost of interest-bearing liabilities decreased 162 basis points.

         The following table presents an analysis of the NONINTEREST EXPENSE for fiscal years ended December 31, 2002 and 2001 with respect to each major category of noninterest expense:


                                                            FOR THE YEAR ENDED
                                                                DECEMBER 31,
                                                           -----------------------
                                                            2002            2001          $ CHANGE        % CHANGE
                                                           -------         -------       ----------       ---------

         Salaries and benefits                             $11,038         $ 8,761         $2,277            26.0
         Occupancy and equipment                             2,106           1,786            320            17.9
         Communications                                      1,144             970            174            17.9
         Data processing                                       873             678            195            28.7
         Professional                                          524             431             93            21.6
         Dividends on preferred securities
            of subsidiary trusts                               633              13            620         4,769.2
         Other                                               1,687           1,054            633            60.1
                                                           -------         -------         ------            ----
               Total                                       $18,005         $13,693         $4,312            31.5
                                                           =======         =======         ======            ====

            Noninterest expense increased by $4.3 million, or 31.5%, to $18.0 million for the year 2002 from $13.7 million in 2001. These increases are primarily attributable to increases in personnel, occupancy, data processing and other expenses relating to the establishment of the wholesale mortgage division and the West Palm Beach loan production office. Increases are also due to increased dividends on preferred securities of the Company's subsidiary trusts, together with increases in personnel and other expenses related to it's the overall growth of the mortgage banking division. Salaries and benefits increased in 2002 from 2001. This increase is primarily attributable to increases in the overall number of personnel, and additional employees related to the wholesale mortgage division. Occupancy and equipment expense increased in 2002 from 2001, primarily as a result of the activities of the wholesale mortgage division, which began operations in the fourth quarter of 2002. Data processing expense increased in 2002 from 2001, which is primarily attributable to the growth in loan and deposit transactions and the addition of new services. Dividends on preferred securities of the Company's subsidiary trusts increased in 2002 from in 2001 due to an increase in the amount of such securities outstanding to $17.0 million at December 31, 2002 from $6.0 million at the prior year-end. Also, the securities outstanding at December 31, 2001 were issued on December 18, 2001, so only thirteen days' interest accrued with respect to those securities in 2001. Other operating expenses increased 36.7% to $3.4 million in 2002 from $2.5 million in 2001. This increase is attributable primarily to an increase of $0.1 million in other real estate owned expenses, an increase of $0.1 million in audit, tax and accounting expense, an increase of $90,000 in communication expense and an increase of $89,000 in Automated Clearing House and bank service charge expense. These expenses are primarily attributable to opening of the wholesale residential mortgage division and an overall increase in the size and volume of business conducted by Florida Bank, N.A.

         A PROVISION FOR INCOME TAXES of $885,000 was recognized for the year ended December 31, 2002 compared to $489,000 for the year ended December 31, 2002. These provisions for income taxes represent an estimated effective annual tax rate of 37.6% for fiscal years ended December 31, 2002 and 2001. The Company paid no income taxes during fiscal 2002 and 2001 due to the availability of net operating loss carryforward.

         The following table presents the components of net deferred tax assets as of December 31, 2002 and 2001:

                                           AS OF DECEMBER 31,
                                          ---------------------
                                           2002           2001
                                          ------         ------

         Deferred tax assets              $4,436         $4,365
         Deferred tax liabilities            527            348
         Valuation allowance                  --             --
                                          ------         ------
         Net deferred tax assets          $3,909         $4,017
                                          ======         ======

         The Company's deferred income taxes consist principally of net operating loss carryforwards and the allowance for loan losses. As of December 31, 2002 and 2001, the Company had approximately $4.6 million and $7.1 million, respectively, in net operating loss carryforward available to reduce future taxable earnings, which resulted in net deferred tax assets of $1.7 million and $2.7 million, respectively. This net operating loss carryforwards will expire in varying amounts in the years 2006 through 2018 unless fully utilized by the Company. Based on management's estimate of future earnings and the expiration dates of the net operating loss carryforward as of December 31, 2002 and 2001, it was determined that it is more likely than not that the benefit of the deferred tax assets will be realized.

         NET INCOME APPLICABLE TO COMMON SHARES increased by $769,000, or 137.7%, to $1.3 million for the year ended December 31, 2002 from $558,000 for the year ended December 31, 2001. Basic and diluted earnings per common share for the year ended December 31, 2002 were $0.21 and $0.20. Basic and diluted earnings per common share for the year ended December 31, 2001 were $0.10. This increase was primarily attributable to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses. Net interest income increased to $19.3 million in 2002 from $14.8 million in 2001, an increase of 30.4%. The provision for loan losses increased 60.1% to $3.0 million in 2002, from $1.9 million in 2001. Noninterest income increased 97.3% to $4.0 million in 2002 from $2.0 million in 2001. Noninterest expense increased to $18.0 million in 2002 from $13.7 million in 2001, an increase of 31.5%.

         The Company's earnings performance is reflected in the calculations of net income as a percentage of average total assets (return on average assets) and net income as a percentage of average shareholders' equity (return on average equity). Return on average assets and return on average equity are computed using net income applicable to common shares. For the fiscal year ended December 31, 2002 and 2001, the return on average assets was 0.22% and 0.13%, respectively. For the same periods, the return on average equity was 2.79% and 1.30%, respectively. The Company's ratio of total equity to total assets decreased to 7.0% at December 31, 2002 from 8.8% at December 31, 2001, primarily as a result of growth from branch operations.

ANALYSIS OF FINANCIAL CONDITION AS OF DECEMBER 31, 2003 AND 2002

         TOTAL ASSETS increased by $188.4 million at December 31, 2003, or 24.9%, to $944.5 million from $756.1 million at December 31, 2002. The increase in total assets primarily resulted from the growth in loans outstanding and mortgage loans held for sale that were funded by new deposit growth and other borrowed funds. Total investment securities decreased by $3.2 million, or 6.0%, to $56.9 million at December 31, 2003 as compared to $53.7 million at December 31, 2002. Federal funds sold decreased by $31.9 million or 51.0% to $30.6 million at December 31, 2003 from $62.5 million at December 31, 2002. Other assets increased by $13.0 million to $13.4 million at December 31, 2003 from $344,000 at December 31, 2002. This increase in other assets results principally from a $10 million investment in bank owned life insurance for certain of the Company's executives.

         LOANS increased by $140.1 million, or 25.5%, to $690.6 million at December 31, 2003, from $550.5 at December 31, 2002. Mortgage loans held for sale increased by $11.8 million, or 21.6%, to $66.5 million at December 31, 2003 from $54.7 million at December 31, 2002. The increase in loans was funded by increases in depository accounts, repurchase agreements sold and other borrowings. The allowance for loan losses increased by $2.9 million, or 24.7%, at December 31, 2003 from $7.3 million at December 31, 2002. The increase primarily resulted from additional provision of $1.8 million during this period, offset by charge-offs. The allowance for loan losses as a percentage of total loans held for investment was 1.31% at December 31, 2003 and 1.32% at December 31, 2002. Management believes that such allowance for loan losses is sufficient to cover estimated losses in the Company's bank's loan portfolio.

         The Company has a policy of transferring certain non-performing loans to NONACCRUAL status when they become more than 90 days past due on either principal or interest. At December 31, 2003, nonaccrual loans amount to $2.6 million, compared with $1.5 million at December 31, 2002. The increase of $1.1 million is due to the overall increase in loans held for investment. Management believes the specific reserves placed against these loans are adequate. In addition, payment on these loans is being sought from secondary sources, such as the sale of collateral.

         DEPOSITS increased by $131.7 million, or 19.8%, to $796.6 million at December 31, 2003 from $664.9 million at December 31, 2002. The increase in total deposits primarily resulted from increases in the following types of interest-bearing deposits:


                                              DECEMBER 31,
                                         -------------------------
                                            2003             2002          $ CHANGE     % CHANGE
                                         --------         --------         --------     --------
         Interest-bearing demand         $ 59,057         $ 52,803         $  6,254         11.8
         Regular savings                   97,679           66,941           30,738         45.9
         Money market accounts             31,676           19,211           12,465         64.9
         Time $100,000 and over           382,091          314,853           67,238         21.4
         Other time                        91,462           69,707           21,755         31.2
                                         --------         --------         --------         ----
              Total                      $661,965         $523,515         $138,450         26.4
                                         --------         --------         --------         ----

         Time deposits often fluctuate in response to interest rate changes and can vary rather significantly as a result. The increase in time deposits of $100,000 and over resulted primarily from an increase in brokered deposits. Noninterest-bearing deposits decreased as a result of fewer transfers of funds into demand deposit accounts that were previously invested in repurchase agreements sold. This transfer is related to certain of the Company's customers' intangible tax strategy. These funds flowed back into repurchase agreements after year-end, as can be seen by comparing the relative balances of demand deposits and repurchase agreements sold at December 31, 2003 and December 31, 2002. Similar fluctuations can be observed relative to prior year-ends, and management believes fluctuations will continue in similar fashion in the future. The growth in savings and money market accounts is primarily attributable to continued expansion of the Company's customer base as a result of ongoing marketing and savings activities.

         REPURCHASE AGREEMENTS AND OTHER BORROWED FUNDS sold increased by $28.9 million, or 620.0%, to $33.5 million at December 31, 2003 from $4.7 million at December 31, 2002, for reasons discussed in the previous section on Deposits, and due to continued expansion of the Company's customer base. Other borrowed funds increased by $14.1 million, or 142.4%, to $24.0 million at December 31, 2003 from $9.9 million at December 31, 2002. This increase is primarily attributable to borrowings of $10.0 million under a line of credit with SunTrust Bank, Atlanta, which was used as additional capital for the Company of which$2.5 million is non-revolving. The other $7.5 million is a revolving line of credit, which the Company can repay in full or in part from time to time and draw on it from time to time as need for these funds dictates.

         ACCOUNTS PAYABLE AND ACCRUED EXPENSES increased by $5.1 million, or 107.1%, to $9.9 million at December 31, 2003 from $4.8 million at December 31, 2002. This increase is primarily attributable to accrued commissions and incentives related to the mortgage banking division.

         SHAREHOLDERS' EQUITY increased by $4.8 million, or 9.1%, to $57.8 at December 31, 2003, from $53.0 at December 31, 2002. This increase is the result of net income applicable to common shares for the year ended December 31, 2003 of $4.4 million, in addition to stock issued under the Company's Employee Stock Purchase Plan of $102,000, stock option and warrant exercises of $160,000, and stock grants of $339,000. These increases were partially offset by a decrease in other comprehensive income related to an unrealized loss in the Company's bond portfolio of $361,000.

         The following table reflects information related to the Company's average balance sheet, yields on average earning assets, and average rates on interest-bearing liabilities. This information will facilitate the discussions of financial condition that follows this section. The yields and rates have been calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances during the year ended December 31, 2003 and 2002.


                                                                            YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------------------------------
                                                                 2003                                    2002
                                             -------------------------------------         -------------------------------------
                                             AVERAGE           REVENUE/                    AVERAGE          REVENUE/
                                             BALANCE           EXPENSE        RATE         BALANCE           EXPENSE       RATE
                                             ---------         -------        ----         ---------         -------        ----

ASSETS:
Total loans (1)                              $ 722,560         $41,611        5.76%        $ 484,132         $31,853        6.58%
Investment securities (2)                       50,378           1,370        2.72            43,264           2,239        5.18
Federal Funds sold and other
   investments                                  58,641             587        1.00            53,623             835        1.56
                                             ---------         -------        ----         ---------         -------      ------
     Total earning assets                      831,579          43,568        5.24           581,019          34,927        6.01
Cash and due from banks                         27,959                                        20,169
Premises and equipment, net                      5,465                                         4,382


Other assets, net                               21,085                                         9,750
Allowance for loan losses                       (8,002)                                       (5,747)
                                             ---------                                     ---------
         Total assets (3)                    $ 878,086                                     $ 609,573
                                             =========                                     =========

LIABILITIES:
Interest-bearing transaction accounts        $  84,256             858        1.02         $  41,817             710        1.70
Savings deposits                                78,990           1,047        1.34            72,145           1,443        2.00
Time deposits                                  477,452          13,410        2.81           317,305          12,469        3.93
Repurchase agreements sold                      44,836             384        0.86            37,726             502        1.33

Trust preferred securities (4)                  18,616           1,305        5.56            11,037             704        6.38
Other borrowed funds                            16,347             643        3.93            10,143             460        4.54
                                             ---------         -------        ----         ---------         -------      ------
Total interest-bearing liabilities             720,497          17,377        2.41           490,173          16,288        3.32
Demand deposits                                 93,136                                        66,769
Accrued interest and other
   liabilities                                   9,209                                         5,143
Shareholders' equity                            55,244                                        47,488
                                             ---------                                     ---------
Total liabilities and shareholders'
   equity                                    $ 878,086                                     $ 609,573
                                             =========                                     =========
Net interest income                                            $26,191                                       $18,639
                                                               =======                                       =======
Net interest spread                                                           2.83                                          2.69
Net interest margin                                                           3.15                                          3.21


-----------

(1) The average balance of total loans includes mortgage loans held for sale and nonaccrual loans. At December 31, 2003 and 2002, $2.6 million and $1.5 million, respectively, in loans were accounted for on a nonaccrual basis.

(2) Stated at amortized cost. Does not reflect unrealized gains or losses. All securities are taxable. The Company does not have trading account securities.

(3) All yields are considered taxable equivalent, as the Company does not have tax-exempt assets.

(4) Dividends on Trust Preferred Securities are included in interest expense for the entire year of 2003 and 2002 for purposes of the table above.

AVERAGE EARNING ASSETS

         Average earning assets increased by $250.6 million, or 43.1% to $831.6 million for the year ended December 31, 2003, as compared to $581.0 million for the year ended December 31, 2002. Average loans, including mortgage loans held for sale, net of deferred loan fees, represent 86.8% of average earning assets at December 31, 2003. Investment securities and Federal Funds sold and other investments represent 6.1 and 7.1, respectively, of average earning assets at

December 31, 2003. At December 31, 2002, average loans, net of deferred loan fees, represented 83.4% of average earning assets, investment securities comprised 7.4%, and federal funds sold and other investments comprised 9.2%. Growth in earning assets was funded primarily through an increase in total deposits due to expanded branch operations and the selling of additional brokered deposits, and the issuance of trust preferred securities.

LOAN PORTFOLIO

         Total loans held for investment increased by $140.1 million, or 25.5%, to $690.6 million at December 31, 2003, from $550.5 million at December 31, 2002. Mortgage loans held for sale increased by $11.8 million, or 21.6%, to $66.5 million at December 31, 2003 from $54.7 million at December 31, 2002. Average total loans in 2003 increased by $238.4 million, or 49.2%, to $722.6 million from $484.1 million in 2002. These increases in loans were funded by increases in depository accounts, repurchase agreements sold and other borrowings.

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




                                                                     BALANCE / % OF TOTAL
                                                                     AS OF DECEMBER 31,
                                     -------------------------------------------------------------------------------------
TYPE OF LOAN                            2003               2002               2001               2000               1999
                                     ---------          ---------          ---------          ---------          ---------
Commercial real estate               $ 424,498          $ 313,120          $ 210,373          $ 158,654          $  69,261
                                          61.4%              56.8%              52.4%              55.6%              43.9%

Commercial                             176,094            166,122            142,911            102,391             68,991
                                          25.5%              30.2%              35.6%              35.8%              43.8%

Residential mortgage                    34,120             23,080             22,309              9,796             10,846
                                           4.9%               4.2%               5.6%               3.4%               6.9%

Consumer                                54,648             45,860             23,158             13,036              7,246
                                           7.9%               8.3%               5.7%               4.6%               4.6%

Credit cards and other                   1,957              2,792              2,912              1,747              1,244
                                           0.3%               0.5%               0.7%               0.6%               0.8%
                                     ---------          ---------          ---------          ---------          ---------
Total                                $ 691,317          $ 550,974          $ 401,663          $ 285,624          $ 157,588
                                     =========          =========          =========          =========          =========
                                         100.0%             100.0%             100.0%             100.0%             100.0%
                                     =========          =========          =========          =========          =========

Net deferred loan fees               $    (727)         $    (519)         $    (219)         $     (98)         $     (71)
Loans, net of deferred fees            690,590            550,455            401,444            285,526            157,517
Allowance for loan losses               (9,057)            (7,263)            (4,692)            (3,511)            (1,858)
Net loans held for investment          681,533            543,192            396,752            282,015            155,659


         The Company's only area of credit concentration is commercial and commercial real estate loans. The Company has not invested in loans to finance highly leveraged transactions, such as leveraged buy-out transactions, as defined by the Federal Reserve Board and other regulatory agencies. In addition, the Company had no loans to foreign countries or to lesser-developed countries as of December 31, 2003.

         While risk of loss in the Company's loan portfolio is primarily tied to the credit quality of its borrowers, risk of loss may also increase due to factors beyond its control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the Company's real estate portfolio. Of the Company's target areas of lending activities, commercial loans are generally considered to have greater risk than real estate loans or consumer loans. For this reason the Company seeks to diversify its commercial loan portfolio by industry, geographic distribution and size of credits.

         From time to time, the Company has originated certain loans, which, because they exceeded its internally established or legal lending limit, were sold to other institutions. As a result of growth, the Company has an increased lending limit and repurchased certain loan participations, thereby increasing earning assets. The Company also purchases participations from other institutions. When the Company purchases these participations, such loans are subjected to its underwriting standards as if it had originated the loan. Accordingly, management does not believe that loan participations purchased from other institutions pose any greater risk of loss than loans that the Company originates.

         The repayment of loans in the Company's loan portfolio as they mature is a source of liquidity for the Company. The following table sets forth the maturity of the Company's loan portfolio held for investment within specified intervals as of December 31, 2003:

                                        DUE IN 1 YEAR     DUE AFTER 1    DUE AFTER 5
                 TYPE OF LOAN              OR LESS         TO 5 YEARS       YEARS             TOTAL
                 ------------           -------------    ------------    ------------       --------
         Commercial real estate             $ 70,490        $186,128        $167,880        $424,498
         Commercial                           98,738          71,648           5,708         176,094
         Residential mortgage                 13,161          18,448           2,511          34,120
         Consumer                              5,743          47,962             943          54,648
         Credit card and other loans           1,957              --              --           1,957
                                            --------        --------        --------        --------
             Total                          $190,089        $324,186        $177,042        $691,317
                                            ========        ========        ========        ========

         The following table presents the maturity distribution as of December 31, 2003 for loans with predetermined fixed interest rates and floating interest rates by various maturity periods:



                                    DUE IN 1 YEAR     DUE AFTER 1     DUE AFTER
           INTEREST CATEGORY           OR LESS         TO 5 YEARS       5 YEARS          TOTAL
           -----------------           -------         ----------       -------          -----
         Predetermined rate             $ 56,599        $183,510        $123,220        $363,329
         Variable rate                   133,490         140,676          53,822         327,988
                                        --------        --------        --------        --------
              Total                     $190,089        $324,186        $177,042        $691,317
                                        ========        ========        ========        ========

ASSET QUALITY

         Nonaccrual loans were $2.6 million at December 31, 2003, an increase of $1.1 million, or 70.2%, compared to the balance of $1.5 million at December 31, 2002. These loans were reclassified under the bank's policy of transferring loans to nonaccrual status when they become more than 90 days past due on either principal or interest. The Company believes the specific reserves placed against these loans are adequate, and payment is being sought from secondary sources, such as the sale of collateral.

         At December 31, 2003, loans totaling $1.9 million were considered restructurings, compared to $3.1 million at December 31, 2002. For further information, see the NON-PERFORMING ASSETS discussion below.

         The Company substantially reduced its SBA lending operations in 1998 due to the cost of maintaining this specialized lending practice and recent charge-offs in the unguaranteed portion of the SBA loans that were retained.

         As of December 31, 2003, there were no loans other than those disclosed above that were classified for regulatory purposes as doubtful or substandard which (1) represented or resulted from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represented material credits about which management is aware of any information, which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans other than those disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms.

ALLOWANCE FOR LOAN LOSSES AND NET CHARGE-OFFS

         The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. In its evaluation of the allowance and its adequacy, management considers loan growth, changes in the composition of the loan portfolio, the loan charge-off experience, the amount of past due and non-performing loans, current and anticipated economic conditions, underlying collateral values securing loans and other factors. While it is the Company's policy to provide for a full reserve or charge-off for loans in the period in which a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

         Management determines the allowance for loan losses by establishing a general allowance by loan pool determined for groups of smaller, homogenous loans possessing similar characteristics and non-homogeneous loans that are not classified. There is no unallocated portion of the Company's allowance for loan losses. All classified loans are reviewed on an individual basis, resulting in a specific allowance.

         General Allowance. It is difficult in a bank of this size to use migration analysis or other more sophisticated approaches due to the small size of the loan portfolio, the short history of Florida Bank, N.A., and the loan problems, which surfaced in the early years of the Bank's preceding operation, First National Bank of Tampa. For this reason, a reasonable indicator of the Bank's potential future losses in the non-classified and homogeneous pools of loans is the historical performance of the Bank's peer group on a rolling four-quarter basis. This information is gathered quarterly from the UNIFORM BANK PERFORMANCE REPORT provided by the Federal Financial Institutions Examination Council. As the bank matures, and growth stabilizes, it is management's intention to replace this peer group methodology with the actual loss experience of Florida Bank, N.A.

         Added to the peer group historical performance are those current conditions that are probable to impact future loan losses. To account for these current conditions, management has reviewed various factors to determine the impact on the current loan portfolio. These adjustments reflect management's best estimate of the level of loan losses resulting from these conditions by determining a range for each current condition adjustment, "lower range to upper range". This allows the Bank to "shock" the loan portfolio and look at the level of allowances required should an "upper range" scenario start to unfold. The following current condition factors were considered in this analysis:

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


         Specific Allowance. Management feels that given the small number of classified loans, type of historical loan losses, and the nature of the underlying collateral, creating specific allowances for classified assets results in the most accurate and objective allowance. Should the number of these types of assets grow substantially, other methods may have to be considered. The method used in setting the specific allowance uses current appraisals as a starting point, based on the Bank's possible liquidation of the collateral. On assets other than real estate, which tend to depreciate rapidly, another current valuation is used. For instance, in the case of commercial loans collateralized by automobiles, the current NADA wholesale value is used. On collateral such as over-the-road equipment, trucks or heavy equipment, valuations are sought from firms or persons knowledgeable in the area, and adjusted for the probable condition of the collateral. Other collateral such as furniture, fixtures and equipment, accounts receivable, and inventory, are considered separately with more emphasis given to the borrower's financial condition and trends rather than the collateral support. The value of the collateral is then discounted for estimated selling cost.

         The various methodologies included in this analysis take into consideration the historic loan losses and specific allowances. In addition, the allowance incorporates the results of measuring impaired loans as provided by Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. Specific allowances totaled $572,000 at December 31, 2003. The range for the allowance for loan losses at December 31, 2003, including specific allowances, were determined to be between $7.8 million or 1.13% of loans (low range) and $12.3 million or 1.78% of loans (high range). The allowance for loan losses totaled $9.1 million or 1.31% of loans at December 31, 2003

         An analysis of the Company's loan loss experience is furnished in the following table for the last five fiscal years, as well as a detail of the allowance for loan losses:


                                                                          YEARS ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------------
                                                  2003             2002             2001             2000             1999
                                                -------          -------          -------          -------          -------
         Balance at beginning of period         $ 7,263          $ 4,692          $ 3,511          $ 1,858          $ 1,073
         Charge-offs:
            Commercial real estate               (1,120)              --             (400)              (4)              --
            Commercial                               --             (435)            (362)            (388)            (819)
            Residential mortgage                    (23)              --               --               --               (5)
            Consumer                                (44)             (51)             (66)              --              (19)
            Credit cards and other                   --               --               --               (9)             (14)
                                                -------          -------          -------          -------          -------
              Total charge-offs                  (1,187)            (486)            (828)            (401)            (857)
                                                -------          -------          -------          -------          -------
         Recoveries:
         Commercial real estate                       6               11               12               18               15
         Commercial                                  31               20              105               74               14
         Residential mortgage                        --               --               --               50                2
         Consumer                                     7               --                3               --               --
         Credit cards and other                       1               --               --               --                1
                                                -------          -------          -------          -------          -------
              Total recoveries:                      45               31              120              142               32
                                                -------          -------          -------          -------          -------
         Net charge-offs                         (1,142)            (455)            (708)            (259)            (825)
         Provision for loan losses                2,936            3,026            1,889            1,912            1,610
                                                -------          -------          -------          -------          -------
         Balance at end of period               $ 9,057          $ 7,263          $ 4,692          $ 3,511          $ 1,858
                                                =======          =======          =======          =======          =======
         Net charge-offs as a percentage
         of average loans held for
         investment                                0.16%            0.09%            0.21%            0.12%            0.80%
         Allowance for loan losses as a
         percentage of total loans                 1.31%            1.32%            1.17%            1.23%            1.18%


         Net charge-offs were $1.1 million, or 0.16% of average loans outstanding at December 31, 2003, as compared to net charge-offs of $455,000 or 0.09% of average loans held for investment outstanding at December 31, 2002. Allowance for loan losses increased 24.7% to $9.1 million, or 1.31% of loans held for investment outstanding at December 31, 2003, from $7.3 million or 1.32% of loans held for investment outstanding at December 31, 2002. Allowance for loan losses as a multiple of net loans charged-off was 7.9x for the year ended December 31, 2003 as compared to 16.0x for the year ended December 31, 2002.

         The increase in the provision was generally due to increases in the amount of loans held for investment outstanding, together with the mix and performance of those loans. The increase in net charge-offs in 2003 is related primarily to a specific $591,000 net charge-off for an overdraft incurred by one of the Company's Automated Clearing House processors. See "-- Asset Quality" above.

         In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken to ascertain whether there are probable losses that must be charged-off and to assess the risk characteristics of the portfolio in the aggregate. This review encompasses the judgment of management, utilizing internal loan rating standards, guidelines provided by the banking regulatory authorities governing the Company, and their loan portfolio reviews as part of the Company's examination process.

         Statement of Financial Accounting Standards No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN (SFAS 114) requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. The Company adopted SFAS 114 on January 1, 1995. At December 31, 2003 and 2002, the Company held impaired loans as defined by

SFAS 114 of $2.6 million and $1.4 million, respectively, for which specific allocations of $572,000 and $690,000, respectively, have been established within the allowance for loan losses that have been measured based upon the fair value of the collateral. Such reserves have been allocated between commercial loans and commercial real estate. Of these impaired loans, $0 and $535,000 have also been classified by the Company as loans past due over 90 days at December 31, 2203 and 2002, respectively. Interest income on such impaired loans during 2003 and 2002 was not significant.

         As shown in the table below, the Company determined that as of December 31, 2003 and 2002, respectively, 55.3% and 56.0% of the allowance for loan losses was related to commercial real estate loans, 33.5 % and 31.0% was related to commercial loans, 5.6% and 4.2% was related to residential mortgage loans, 4.7% and 8.3% was related to consumer loans, 0.9% and 0.5% to credit card and other loans. The fluctuations in the allocation of the allowance for loan losses between 2003 and 2002 is attributed to the establishment of specific allowances totaling $2.5 million and $2.2 million at December 31, 2003 and 2002, respectively, and the changing mix of the loan portfolio as previously discussed.

         For the last five fiscal years, the allowance was allocated as follows:



                                2003               2002                2001                2000                1999
                           ---------------   ---------------     -----------------   -----------------     ----------------
                                     % OF              % OF                % OF                % OF                % OF
                           BALANCE   TOTAL   BALANCE    TOTAL    BALANCE    TOTAL    BALANCE    TOTAL    BALANCE    TOTAL
                           ------    -----   ------    -----     ------      -----   ------      -----     ------     -----
Commercial real estate     $5,009     55.3   $4,067     56.0     $2,348       52.4   $1,300       55.6     $  636      43.9
Commercial                  3,031     33.5    2,252     31.0      1,814       35.6    1,775       35.8      1,027      43.8
Residential mortgage          507      5.6      305      4.2        240        5.6      317        3.4         89       6.9
Consumer                      422      4.6      603      8.3        261        5.7       69        4.6         77       4.6
Credit cards and other         88      1.0       36      0.5         29        0.7       50        0.6         29       0.8
Unallocated                    --      0.0       --      0.0         --        0.0       --        0.0         --       0.0
                           ------    -----   ------    -----     ------      -----   ------      -----     ------     -----
      Total                $9,057    100.0   $7,263    100.0     $4,692      100.0   $3,511      100.0     $1,858     100.0
                           ======    =====   ======    =====     ======      =====   ======      =====     ======     =====



         In considering the adequacy of the Company's allowance for loan losses, management has focused on the fact that as of December 31, 2003, 55.3% of outstanding loans held for investment are in the category of commercial real estate and 33.5% are in commercial loans. Commercial loans are generally considered by management to have greater risk than other categories of loans in the Company's loan portfolio. Generally, such loans are secured by accounts receivable, marketable securities, deposit accounts, equipment and other fixed assets that reduce the risk of loss present in commercial loans. Commercial real estate loans inherently have a higher risk due to depreciation of the facilities, limited purposes of the facilities and the effect of general economic conditions. The Company attempts to limit this risk by generally lending no more than 75% of the appraised value of the property held as collateral.

         Residential mortgage loans constituted 5.6% of outstanding loans held for investment at December 31, 2003. The majority of the loans in this category represent residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

         At December 31, 2003, the majority of the Company's consumer loans were secured by collateral, primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans, due to the marketability and nature of the underlying collateral.

         At December 31, 2002, the allowance for loan losses contained an additional provision of $450,000 for an overdraft related to one of the Company's ACH processors. The Company facilitates ACH transactions for a variety of processors in its normal course of business. These transactions involve preauthorized transfers of funds from a purchaser's bank account to a seller's bank account. In November and December of 2002, one of the Company's processors experienced an extreme number of returns, or refused transactions, and failed to cover the overdraft these returns caused. This overdraft was charged off in the first quarter of 2003.

         An internal credit review of the loan portfolio is conducted on an ongoing basis. The purpose of this review is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of nonconforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. In addition to the above credit review, the Company's primary regulator, the OCC, also conducts a periodic examination of the loan portfolio. Upon completion, the OCC presents its report of examination to the Company's board of directors and management. Information provided from these reviews, together with other information provided by management and other information known to members of the Company's board of directors, is utilized by its board of directors to monitor the loan portfolio and the allowance for loan losses. Specifically, the Company's board of directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, probable problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review. The credit policy committee of the Company's board of directors must approve all loans in excess of the matrix levels established by Florida Bank, N.A. credit policy, and any exceptions to the credit policy. This committee also reviews all criticized or classified assets in excess of $100,000, reviews trends in the Company's bank's loan portfolio, and reviews all reports on credit quality prepared by the Company's bank's personnel or the OCC.

NON-PERFORMING ASSETS

         The following table presents components of non-performing assets:


                                                                      AS OF DECEMBER 31,
                                                     --------------------------------------------------
                                                      2003       2002       2001       2000       1999
                                                     ------     ------     ------     ------     ------
         Nonaccrual loans                            $2,613     $1,535     $1,090     $1,547     $1,100
         Accruing loans past due 90 days or more         --         --         --      2,555        293
         Other real estate owned                      1,769        653      2,778         --         --


         Nonaccrual loans were $2.6 million at December 31, 2003, an increase of $1.1 million, or 70.2%, compared to the balance of $1.5 million at December 31, 2002. These loans were reclassified under the Company's policy of transferring loans to non-accrual status when they become more than 90 days past due on either principal or interest. Management believes the specific reserves placed against these loans are adequate, and payment is being sought from secondary sources, such as the sale of collateral.

         Loans totaling $1.9 million and $3.1 million were considered troubled debt restructurings at December 31, 2003 and 2002, respectively. A troubled debt restructuring is a loan where the Company has changed the original terms of the agreement. The loans classified as troubled debt restructurings at December 31, 2003 and 2002 were restructured to extend maturities or to add guarantee terms.

         At December 31, 2003 and 2002, the Company has items categorized as other real estate owned, with a carrying value of $1.8 million and $653,000, respectively.

         The Company has policies, procedures and underwriting guidelines intended to assist in maintaining the overall quality of its loan portfolio. The Company monitors its delinquency levels for any adverse trends. Non-performing assets consist of loans on nonaccrual status, real estate and other assets acquired in partial or full satisfaction of loan obligations and loans that are past due 90 days or more.

         The Company's policy generally is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest. A loan may be placed on nonaccrual status at an earlier date when concerns exist as to the ultimate collections of principal or interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on nonaccrual status is accounted for on a cash basis. Loans that are contractually past due 90 days or more, which are well secured or guaranteed by financially responsible third parties and are in the process of collection generally are not placed on nonaccrual status.

INVESTMENT PORTFOLIO

         The following table presents the carrying amount of the Company's investment securities, including mortgage-backed securities as of December 31, 2003 and 2002:


                                                                   AS OF DECEMBER 31,
                                                   ---------------------------------------------------
                                                           2003                        2002
                                                   ---------------------         ---------------------
        INVESTMENT CATEGORY                        BALANCE           %           BALANCE           %
        -------------------                        -------         -----         -------         -----

         Available for sale:
            U. S. Treasury and other U.S.
            agency obligations                     $23,679          41.6         $ 6,775          12.6
            State and municipal securities             657           1.2           1,051           2.0
         Mortgage-backed securities                 21,673          38.1          37,913          70.7
         Marketable equity securities                7,273          12.8           5,192           9.7
                                                   -------         -----         -------         -----
                                                    53,282          93.7          50,931          95.0
                                                   -------         -----         -------         -----

         Other investments                           3,604           6.3           2,493           4.6
                                                   -------         -----         -------         -----
         Held to maturity:
            U. S. Treasury and other U.S.
            agency obligations                          --            --              --            --
            Mortgage-backed securities                  --            --             229           0.4
                                                   -------         -----         -------         -----
                                                        --            --             229           0.4
                                                   -------         -----         -------         -----
                Total                              $56,886         100.0         $53,652         100.0
                                                   =======         =====         =======         =====


         Total investment securities increased by $3.2 million, or 6.0%, to $56.9 million at December 31, 2003 from $53.7 million at December 31, 2002. Investment securities available for sale totaled $53.3 million at December 31, 2003 compared to $50.9 million at December 31, 2002.

         At December 31, 2003 and 2002, investment securities available for sale had net unrealized gains of $197,000 and $775,000, respectively, comprised of gross unrealized losses of $121,000 and $11,000, respectively, and gross unrealized gains of $318,000 and $786,000, respectively. Investments with unrealized losses at December 31, 2003 are comprised of a mutual fund and six agency notes and mortgage-backed securities from the Federal National Mortgage Association, the Federal Home Loan Bank and the Federal Home Loan Mortgage Corporation. Volatility in the home loan mortgage market throughout the period combined with timing of investment purchases have lead to the investment's temporary impairment. At December 31, 2003, the Company had no investments that have been in a continuous unrealized loss position for greater than twelve months.

         The Company invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and mortgage-backed securities. In addition, the Company enters into federal funds transactions with its principal correspondent banks, and act as a net seller of such funds. The sale of federal funds amounts to a short-term loan from the Company to another company.

         Proceeds from sales, paydowns and maturities of available for sale and held to maturity investment securities increased 55.8% to $46.4 million in 2003 from $29.8 million in 2002, with a resulting net loss on sale of securities of $0 and $4,000 in 2002 and 2003, respectively. Such proceeds are generally used to reinvest in additional investment securities.

         Other investments include Independent Bankers Bank stock, Federal Reserve Bank stock and Federal Home Loan Bank stock that are required for the Company to be a member of and to conduct business with such institutions. Dividends on such investments are determined by the institutions and are payable semi-annually or quarterly. Other investments increased 44.5% to $3.6 million at December 31, 2003 from $2.5 million at December 31, 200. Other investments are carried at cost; as such investments do not have readily determinable fair values.

         At December 31, 2003 and 2002, the investment portfolio included $10.2 million and $29.1 million, respectively, in collateralized mortgage obligations, and $11.5 million and $8.8 million, respectively, other mortgage-backed securities.

         The Company utilizes its available for sale investment securities, along with cash and Federal Funds sold, to meet its liquidity needs. As of December 31, 2003, $21.7 million, or 40.7%, of the investment securities portfolio consisted of mortgage-backed securities compared to $37.9 million, or 74.1% of the investment securities portfolio as of December 31, 2002.

         In accordance with Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES (SFAS 115), the Company has segregated its investment securities portfolio into securities held to maturity and those available for sale.

         Investments held to maturity are those for which management has both the ability and intent to hold to maturity and are carried at amortized cost. At December 31, 2003, the Company did not hold any investments classified as held to maturity. At December 31, 2002, investments classified as held to maturity totaled $228,000 at amortized cost and $229,000 at fair value.

         Investments available for sale are securities identified by management as securities that may be sold prior to maturity in response to various factors including liquidity needs, capital compliance, changes in interest rates or portfolio risk management. The available for sale investment securities provide interest income and serve as a source of liquidity for the Company. These securities are carried at fair market value, with unrealized gains and losses, net of taxes, reported as other comprehensive income, a separate component of shareholders' equity.

         Investment securities with a carrying value of approximately $45.0 million and $41.3 million at December 31, 2003 and December 31, 2002, respectively, were pledged to secure deposits of public funds, repurchase agreements, interest rate swap agreements and certain other deposits as provided by law. The maturities and weighted average yields of debt securities at

December 31, 2003 are presented in the following table using primarily the stated maturities, excluding the effects of prepayments:


                                                                  WEIGHTED AVERAGE
                AVAILABLE FOR SALE                    AMOUNT         YIELD (1)
                ------------------                    ------         ---------
         U.S. Treasury and other U.S. agency
         obligations:
           0-- 1 year                                 $16,580             2.38
           Over 1 through 5 years                       7,099             2.12
           Over 5 years                                    --               --
                                                      -------
              Total                                   $23,679
                                                      -------

         State and municipal:
           0-- 1 year                                      --               --
           Over 1 through 5 years                         622             7.09
           Over 5 years                                    35             7.62
                                                      -------
              Total                                   $   657
                                                      -------
         Mortgage-backed securities:
           0-- 1 year                                     163             1.32
           Over 1 through 5 years                      20,980             3.09
           Over 5 years                                   444             1.38
           Over 10 years                                   86             9.54
                                                      -------
              Total                                   $21,673
                                                      -------
                Total available for sale debt
                securities                            $46,009
                                                      =======

----------
(1) The Company has not invested in any tax-exempt obligations.


         As of December 31, 2003, the Company's investment securities portfolio did not contain any debt securities held to maturity.

         As of December 31, 2003, except for the U.S. Government and its agencies, there was not any issuer within the investment portfolio who represented 10% or more of the Company's shareholders' equity.

DEPOSITS AND SHORT-TERM BORROWINGS

         The Company's average deposits increased by 47.3%, or $235.8 million, to $733.8 million for the fiscal year ended December 31, 2003 from $498.0 million for the fiscal year ended December 31, 2002. This growth is attributed to a 39.5% increase in average noninterest-bearing demand deposits, a 101.5% increase in average interest-bearing transaction account deposits, a 9.5% increase in average savings deposits, and a 50.5%increase in average time deposits.

         Average noninterest-bearing demand deposits increased by 39.5% to $93.1 million for the fiscal year ended December 31, 2003 from $66.8 million for the fiscal year ended December 31, 2002. As a percentage of average total deposits, these deposits represent 12.7% and 13.4%, respectively, at December 31, 2003 and 2002. The increased volume of noninterest-bearing demand deposits is primarily attributable to large business deposits retained by the Company.

         Average interest-bearing transaction accounts increased by 101.5% to $84.3 million for the fiscal year ended December 31, 2003 from $41.8 million in the fiscal year ended December 31, 2002. Average savings deposits increased 9.5% to $79.0 million for the year ended December 31, 2003 from $72.1 million in the fiscal year ended December 31, 2002. Average balances of certificates of deposit increased by 50.5% to $477.5 million for the fiscal year ended December 31, 2003 from $317.3 million in the fiscal year ended December 31, 2002. The increases in overall deposit balances result primarily from new deposits obtained as a result of growth in existing markets.

         Since 1999, the Company has utilized brokered certificates of deposit as a component of its funding. These deposits range in term from three months to ten years. Longer-term fixed rate certificates are typically matched to fixed-rate loans of similar duration to assure a desired spread between the yield on that loan and the cost of funding it over its term, in the event of fluctuating interest rates. Longer-term fixed rate certificates may also be matched to interest rate swaps, which are derivative instruments whose effect is to convert the Company's cost in the certificate to a floating rate. Certificates with shorter terms, typically less than five years, are normally fixed rate instruments. It has consistently been the Company's experience that these funds are readily obtainable at rates lower than the competitive rates paid for time deposits of the same duration in its local markets. It has also been the Company's experience that brokered time deposits are no more sensitive to competitive market rates than local time deposits. In both cases, a bank must pay a competitive rate to obtain or retain the deposit. Because brokered certificates of deposit are normally obtained in denominations of five million dollars or more, the Company's transaction and maintenance costs for a brokered deposit are significantly less than for same amount obtained in its local markets through several smaller transactions. The use of brokered deposits has had a positive impact on the Company's net interest margin, by allowing the Company to tailor its time deposit portfolio more closely to its funding requirements, and lowering its cost of funds. Management believes they will continue to do so. It is the intent of management to continue utilizing brokered deposits as a significant funding source and as a component of the Company's asset-liability management strategy.

         The following table presents, for the years ended December 31, 2003 and 2002, the average amount of and average rate paid on each of the following deposit categories:


                                                                                 YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------------------------
                                                                         2003                             2002
                                                               --------------------------      ----------------------------
                                                               AVERAGE           AVERAGE       AVERAGE             AVERAGE
              DEPOSIT CATEGORY                                 BALANCE            RATE         BALANCE              RATE
              ----------------                                 -------          --------       -------              -------
         Noninterest-bearing demand                          $ 93,136               --         $ 66,769               --
         Interest-bearing demand                               57,661              0.9           28,874              1.6
         Money market                                          26,595              1.2           12,943              2.0
         Savings                                               78,990              1.3           72,145              2.1
         Certificates of deposit of $100,000 or more          387,221              2.7          234,983              3.9
         Other time                                            90,231              3.1           82,322              3.8
                                                             --------              ---         --------             ----
            Total                                            $733,834              2.1         $498,036             2.94
                                                             ========              ===         ========             ====


         Interest-bearing deposits, including certificates of deposit, will continue to be a major source of funding for the Company. During 2003, aggregate average balances of time deposits of $100,000 and over comprised 52.8% of total deposits compared to 47.2% for the prior year. The average rate on certificates of deposit of $100,000 or more decreased to 2.73% in 2003, compared to 3.96% in 2002.

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and their respective contractual maturities:


                                                      AS OF DECEMBER 31,
                                  --------------------------------------------------------------
                                             2003                               2002
                                  ---------------------------       ----------------------------
                                  AVERAGE            AVERAGE                            AVERAGE
                                   AMOUNT              RATE          AMOUNT              RATE
                                  --------          ---------       --------           ---------
         3 months or less         $ 91,511             1.65         $ 37,465             2.93
         3-- 6 months               94,011             1.84           83,569             2.00
         6-- 12 months              45,538             1.74           47,795             3.10
         Over 12 months            151,031             3.28          146,024             3.86
                                  --------             ----         --------             ----
            Total                 $382,091             2.43         $314,853             3.26
                                  ========             ====         ========             ====


         Average short-term borrowings increased 27.8% to $61.2 million for the year ended December 31, 2003 from $47.9 million for the year ended December 31, 2002. Short-term borrowings consist of treasury tax and loan deposits, Federal Home Loan Bank borrowings, borrowings under lines of credit, and repurchase agreements with certain customers. In addition, the Company has securities sold under agreements to repurchase, which are classified as secured borrowings. Average treasury tax and loan deposits decreased 23.0% to $1.5 for the year ended December 31, 2003 from $2.0 million for the year ended December 31, 2002. Average Federal Home Loan Bank borrowings increased 18.8% for the year ended December 31, 2003 to $9.7 million from $8.1 million for the year ended December 31, 2002. Average repurchase agreements with customers increased 18.8% to $44.8 million for the year ended December 31, 2003from $37.7 million for the year ended December 31, 2002. The treasury tax and loan deposits provide an additional liquidity resource to the Company as such funds are invested in Federal funds sold. The repurchase agreements represent an accommodation to certain customers that seek to maximize their return on liquid assets. The Company invests these funds primarily in securities purchased under agreements to resell at the nationally quoted rate for such investments. The year-end balance of repurchase agreements increased 620.0% to $33.5 million at December 31, 2003 from $4.7 million at December 31, 2002.

         Securities sold under repurchase agreements are instruments by which the Company provides large deposit customers with the opportunity to earn interest on funds in excess of their immediate cash needs for short periods of time, typically overnight. These transactions are collateralized by marketable securities from the Company's investment portfolio pledged to this purpose. This product is an added service to the Company's customers, and allows it to retain these funds in exchange for payment of an overnight interest rate, which is typically lower than the rates paid on savings accounts or certificates of deposit. Should these customers withdraw these funds, it would not significantly impact the Company's liquidity, because such a withdrawal would free the marketable securities previously pledged to those repurchase agreements, allowing them to be sold or pledged to other borrowings if needed. The Company's customers do not typically move funds between demand deposits and repurchase agreements based on interest rate changes or liquidity needs because demand deposits and repurchase agreements are typically of comparable liquidity and interest rate changes are typically reflected in repurchase agreements as well as demand deposits. Customers in Florida do, however, often move funds between demand deposits and repurchase agreements at year-end to manage state intangible tax exposure. The Company believes that this pattern of movement between demand deposits and repurchase agreements will continue in the future.

         The following table presents the components of short-term borrowings and average rates for such borrowings for the years ended December 31, 2003 and 2002:

                                              MAXIMUM
                                               AMOUNT
                                            OUTSTANDING                                             AVERAGE
                                            AT ANY MONTH     AVERAGE    AVERAGE        ENDING       RATE AT
                                                END          BALANCE       RATE       BALANCE     PERIOD END
                                          --------------     -------       ----       -------     ----------

    YEAR ENDED DECEMBER 31, 2003:
    Treasury tax and loan deposits                 $2,290       $1,547        0.93        $3,354         0.83
    Repurchase agreements                          56,968       44,836        0.86        33,508         0.88
    Federal Home Loan Bank                         10,700        9,663        4.90        10,693         4.48
    Borrowings under line of credit                10,000        5,137        3.03        10,000         3.29
                                                  -------      -------                   -------
       Total                                      $79,958      $61,183                   $57,555
                                                  =======      =======                   =======


    YEAR ENDED DECEMBER 31, 2002:
    Treasury tax and loan deposits                 $2,808       $2,008        1.27        $2,422         0.96
    Repurchase agreements                          49,542       37,726        1.33         4,654         0.93
    Federal Home Loan Bank                          7,500        8,135        5.33         7,500         5.53
                                                  -------      -------                   -------
       Total                                      $59,850      $47,869                   $14,576
                                                  =======      =======                   =======



         In addition to the outstanding borrowings shown from the Federal Home Loan Bank ("FHLB"), the Company has available an additional credit limit from the FHLB in the amount of $28.5 million. This limit is secured by a lien on the Company's one- to four-family residential mortgage loans held for investment.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity, as defined by the SEC, is the ability of a company to generate adequate amounts of cash to meet the Company's needs for day-to-day operating expenses and material commitments on both a long- and short-term basis. Liquidity management involves maintaining the Company's ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. The Company does not know of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

         The primary function of asset-liability management is not only to assure adequate liquidity in order for the Company to meet the needs of its customer base, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can profitably deploy its assets. Both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis. The greatest risk addressed by asset-liability management is disintermediation - when the margin between an institution's cost of liabilities and its yield on earning assets narrows to an unacceptable level. During the year ended December 31, 2003, when the prime loan rate dropped from 6.8% to 4.0%, the Company demonstrated the ability to maintain its net interest margin at an acceptable level through constant attention to asset-liability management. As discussed under "Interest Rate Risk Management" below, the Company frequently evaluates its assets and liabilities in relation to different interest rate movement scenarios. Based on these projections, management believes the Company's assets and liabilities are balanced in such a way that the risk of disintermediation is held to a minimum.

         Given current historically low interest rate levels, the Company has given significant attention to the risks posed by rising interest rates, which would increase its cost of funds. The Company's balance sheet is structured in such a way that these increased costs are projected to be exceeded by increased income from variable-rate loans. As pointed out in the previous paragraph, even if interest rates doubled from their current levels, they would still be lower than two and a half years ago, when they were considered moderate. All financial institutions compete for time deposits, primarily on interest rates. It is the Company's experience that an institution must pay the market rate to obtain deposits in any rate environment. Since inception, the Company has not had significant difficulty attracting deposits and raising other sources of funds at reasonable rates. The Company knows of no factors, which would reduce its ability to do so in the future in any material way.

         In September of 1999, the Company's board of directors authorized a stock repurchase plan covering up to ten percent (10%) of the outstanding shares of its common stock (approximately 585,000 shares). The stock repurchase plan authorizes the purchase of the Company's common stock at any price below the then current book value per share. Pursuant to the stock repurchase plan, on December 10, 2001, the Company's board of directors authorized a pre-programmed stock repurchase program pursuant to the "safe harbor" guidelines of Rule 10b-18 of the Securities Exchange Act of 1934. This program provides for the repurchase of up to 250,000 shares in the open market when the trading price of the Company's common stock falls to $5.75 per share or less. As of December 31, 2003, the Company had repurchased 302,200 shares for a total cost of $1.9 million or an average cost of $6.18 per share, none of which had been repurchased under the pre-programmed stock repurchase program.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table presents, as of December 31, 2003, a summary of the Company's future contractual obligations. Each of these categories is further described in the Company's consolidated financial statements, which are included in ITEM 8 of this Form 10-K:


                                                                 PAYMENTS DUE BY PERIOD
                                               --------------------------------------------------------------
                                                          LESS THAN     ONE TO         FOUR TO     AFTER FIVE
            CONTRACTUAL OBLIGATIONS            TOTAL      ONE YEAR    THREE YEARS    FIVE YEARS      YEARS
            -----------------------            -----      --------    -----------    ----------    ----------

    Time deposits                              $473,553     $278,941      $97,366      $85,494       $11,753
    Federal Home Loan Bank advances              10,693           27           80          153        10,433
    SunTrust Lines of Credit                     10,000       10,000           --           --            --
    Trust preferred securities                   20,000           --           --           --        20,000
    Operating leases                              6,153          920        1,591        1,225         2,417
    Treasury tax and loan deposits                3,354        3,354           --           --            --
                                               --------     --------      -------      -------       -------
    Total contractual obligations              $523,753     $293,242      $99,037      $86,872       $44,603
                                               ========     ========      =======      =======       =======


         The following table presents, as of December 31, 2003, a summary of the Company's commercial commitments. These categories are further described in the Company's consolidated financial statements, which are included in ITEM 8 of this Form 10-K:


                                                            COMMITMENT EXPIRATIONS BY PERIOD
                                                          LESS THAN      ONE TO     FOUR TO      AFTER FIVE
            COMMERCIAL COMMITMENTS             TOTAL       ONE YEAR    THREE YEARS  FIVE YEARS     YEARS
         Commitments to fund loans         $ 62,504         $ 62,504      $    --        $--          $--
         Lines of credit                    221,790          163,790       58,000         --           --
         Standby letters of credit           11,035           11,035           --         --           --
                                           --------         --------      -------        ---          ---
         Total other commitments           $295,329         $237,329      $58,000        $--          $--
                                           ========         ========      =======        ===          ===

         Management believes the Company's ability to raise funds through deposits, borrowings, trust preferred securities, capital, and other sources of liquidity is adequate to allow it to meet its commitments and contractual obligations going forward.

OFF-BALANCE SHEET ARRANGEMENTS

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

         At December 31, 2003, financial instruments having credit risk in excess of that reported in the balance sheet totaled approximately $221.8 million.

SHAREHOLDERS' EQUITY

         Shareholders' equity increased by $4.8 million to $57.8 million at December 31, 2003, from $53.0 million at December 31, 2002. This increase is the result of net income for the year ended December 31, 2003 of $4.4 million, combined with the issuance of stock under the Employee Stock Purchase Plan of $223,000, and the issuance of stock related to exercise of options and warrants and stock grants of $498,000. These increases were partially offset by a decrease in other comprehensive income related to an unrealized loss on available for sale investment securities of $361,000, and the payment of stock dividends on the Series C preferred stock of $186,000.

PREFERRED STOCK

         In 2001, the Company issued 102,283 shares of series B preferred stock for $68.00 per share through a private placement. Each share of Series B preferred stock was convertible into ten shares of the Company's common stock at a price of $6.80 per share (subject to adjustment for stock splits, stock dividends, etc.). The Series B preferred stock was subject to automatic conversion to common stock upon the following events: 1) change in control; 2) if the average closing price of the Company's common stock for any 30 consecutive trading day period was at or above $8.00 per share; or 3) the consummation of an underwritten public offering at a price of $8.00 per share or greater of the Company's common stock. Cumulative cash dividends accrued at 7% annually and were payable quarterly in arrears. On April 26, 2002, all 102,383 shares of the Company's Series B preferred stock automatically converted into 1,022,830 shares of common stock as a result of the average closing price of the Company's common stock closing above $8.00 for the period from March 4, 2002 through April 15, 2002.

         On December 31, 2002, the Company issued 50,000 shares of series C preferred stock for $100.00 per share to a single shareholder through a private placement. Shares of the Company's Series C preferred stock are non-convertible or redeemable except as a result of a chance in control. Non-cumulative cash dividends accrued at 5.0% annually through December 31, 2003, and will accrue at 3.75% annually thereafter. These dividends are payable quarterly in arrears. In the event of any liquidation, dissolution or winding up of affairs of the Company, the holders of Series C preferred stock at the time shall receive $100.00 per share plus an amount equal to accrued and unpaid dividends thereon through and including the date of distribution prior to any distribution to holders of common stock. The liquidation preference at December 31, 2003 was approximately $5.1 million.

TRUST PREFERRED SECURITIES

         By issuing trust preferred securities, the Company is able to increase its Tier 1 capital for regulatory purposes without diluting the ownership interests of the Company's common shareholders. Also, dividends paid on trust preferred securities are deductible as interest expense for income tax purposes. The net proceeds from all pooled trust preferred offerings included in the calculation of Tier 1 capital for regulatory purposes was approximately $20.0 million and $17.0 million, respectively, at December 31, 2003 and 2002.

         The terms of the trust preferred securities at December 31, 2003 are summarized as follows:

                                                                       DIVIDEND     CALL OPTION     MATURITY
     PREFERRED TRUST      AMOUNT             DIVIDEND RATE           PAYMENT DATES      DATE          DATE
     ---------------      ------             -------------           -------------  -----------     ---------

   Statutory Trust I        $6,000  3-month LIBOR plus 3.60%           3/18, 6/18,    12/18/2006    12/18/2031
                                    (4.75% at December 31, 2003)       9/18, 12/18

   Statutory Trust II        3,000  3-month LIBOR plus 3.25%           3/26, 6/26,    12/26/2007    12/19/2032
                                    (4.90% at December 31, 2003)       9/26, 12/26

   Statutory Trust III       3,000  3-month LIBOR plus 3.10%           3/26, 6/26,     6/26/2008     6/26/2033
                                    (4.25% at December 31, 2003)       9/26, 12/26

   Capital Trust I           4,000  3-month LIBOR plus 3.65%           3/30, 6/30,     6/30/2007     6/28/2032
                                    (4.80% at December 31, 2003)       9/30, 12/30

   Capital Trust II          4,000  6-month LIBOR plus 3.70%           4/22, 10/22     4/22/2007     4/10/2032
                                    (4.92% at December 31, 2003)

                         ---------
                           $20,000
                         =========



         The various federal bank regulators, including the Federal Reserve and the FDIC, have risk-based capital requirements for assessing bank capital adequacy. These standards define capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Capital is classified into two tiers. Tier 1 Capital (or "core" capital) consists of common shareholders' equity, qualifying perpetual preferred stock and minority interests in the common equity accounts of consolidated subsidiaries, reduced by goodwill, other intangible assets and certain investments in other corporations. Tier 2 Capital consists of Tier 1 Capital, as well as a limited amount of the allowance for possible loan losses, certain hybrid capital instruments (such as mandatory convertible debt), subordinated and perpetual debt and preferred stock that does not qualify for inclusion in Tier 1 Capital.

         At December 31, 1994, a risk-based capital measure and a minimum ratio standard was fully phased in, with a minimum total capital ratio of 8.00% and Tier 1 Capital equal to at least 50% of total capital. The Federal Reserve also has a minimum leverage ratio of Tier 1 Capital to total assets of 3.00%. The 3.00% Tier 1 Capital to total assets ratio constitutes the leverage standard for bank holding companies and Bank Insurance Fund ("BIF")-insured, state-chartered, non-member banks, and will be used in conjunction with the risk-based ratio in determining the overall capital adequacy of banking organizations. The FDIC has similar capital requirements for BIF-insured, state-chartered, non-member banks.

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


                                                             REGULATORY CAPITAL CALCULATION
                                                                  AS OF DECEMBER 31,
                                                       -----------------------------------------
                                                                2003                 2002
                                                       ------------------     ------------------
                                                        AMOUNT         %        AMOUNT        %
                                                       -------       ----     -------       ----
                TIER 1 RISK-BASED:
                   Actual                              $77,088       9.73     $68,953      10.78
                   Minimum required                     31,681       4.00      25,580       4.00
                                                       -------       ----     -------
                   Excess above minimum                $45,407       5.73     $43,373       6.78

                TOTAL RISK-BASED:
                   Actual                              $86,727      10.95     $76,216      11.92
                   Minimum required                     63,362       8.00      51,160       8.00
                                                       -------       ----     -------
                   Excess above minimum                $23,365       2.95     $25,056       3.92

                LEVERAGE:
                   Actual                              $77,088       8.24     $68,953       9.97
                   Minimum required                     37,400       4.00      27,655       4.00
                                                       -------       ----     -------
                   Excess above minimum                $39,688       4.24     $41,298       5.97
                     Total risk-based assets           792,026                639,498
                       Total average assets            877,986                609,573



         The Company's Tier 1 Capital ratio decreased to 9.7% in 2003 from 10.8% in 2002. The Company's total risk-based capital ratio decreased to 10.9% in 2003 from 11.9% in 2002. These ratios exceed the minimum capital adequacy guidelines imposed by regulatory authorities on banks and bank holding companies, which are 4.00% for Tier 1 Capital and 8.00% for total risk-based capital. The ratios also exceed the minimum guidelines imposed by the same regulatory authorities to be considered "well-capitalized," which are 6.00% of Tier 1 Capital and 10.00% for total risk-based capital.

         The Company does not have any commitments that management believes would reduce the Company's capital to levels inconsistent with the regulatory definition of a "well capitalized" financial institution.

         The Company's rapid growth since inception has required it to increase its capital resources from time to time as discussed above. While it is the Company's intention to continue to expand prudently, there can be no assurance that the Company will continue to grow at the same rate as the Company has in past years. Should the Company fail to attract sufficient capital resources, it would limit its growth in order to remain a "well capitalized" institution.

         A positive trend related to the Company's capital resources is its increased earnings. Prior to 2001, the Company operated at a loss. In 2001, it reported net income applicable to common shares of $558,000. In 2002, the Company reported net income applicable to common shares of $1.3 million. For the year ended December 31, 2003, the Company reported net income applicable to common shares of $4.4 million. While there can be no assurance that this trend will continue, this level of income has provided internally generated capital. Internally generated capital, such as earnings retained by the company, enhances its tier 1 regulatory capital position and defers the need to raise additional capital from outside sources. Subsequent to this offering, the Company does not expect, nor can it presently foresee, any events, trends, or commitments, which would materially change the mix and relative costs of its capital resources and debt.

INTEREST RATE RISK MANAGEMENT

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

         The following table shows interest sensitivity gaps for these different intervals as of December 31, 2003. The effects of derivative instruments (foreign currency swap and interest rate swaps) have been incorporated into this table by revising the repricing intervals of the underlying assets and liabilities so they are shown repricing at the next strike date, where that differed from their contractual repricing interval.


                                      ONE      ONE TO
                                   MONTH OR    THREE          FOUR TO   ONE TO FIVE  OVER FIVE  NON-INTEREST
                                     LESS      MONTHS    TWELVE MONTHS     YEARS       YEARS      SENSITIVE      TOTAL
                                   -------     -------   ------------   ----------   --------  -------------    -------
Interest Sensitive Assets:
   Available for sale
   investment securities          $  7,310         291       10,719       14,881      23,685           --      $ 56,886
   Loans held for sale              66,495          --           --           --          --           --        66,495
   Federal funds sold and
   repurchase agreements            30,616          --           --           --          --           --        30,616
   Loans held for investment
   net of deferred fees            254,766     101,970       46,543      193,188      91,123           --       690,590
                                   -------     -------       ------      -------      ------     --------       -------
     Total earning assets          359,187     102,261       57,262      208,069     117,808           --       844,587
                                   -------     -------       ------      -------      ------     --------       -------

Interest Sensitive
Liabilities:
   Interest-bearing demand
   deposits                         59,056          --           --           --          --           --        59,056
   Savings deposits                 94,036          --           --           --          --        3,644        97,680
   Money market deposits                --          --           --           --          --       31,676        31,676
   Certificates of deposit of
   $100,000 or more                 35,710      36,872      143,974      152,529      13,006           --       382,091
   Other time deposits              24,064      10,723       27,749       25,314       3,613           --        91,462
   Repurchase agreements                --          --           --           --          --       33,508        33,508
   Trust preferred securities           --          --           --           --      20,000           --        20,000
   Other borrowed funds              3,354          --           --           --      10,693           --        14,057
                                   -------     -------       ------      -------      ------     --------       -------
     Total interest-bearing
     liabilities                   216,220      47,595      171,723      177,843      47,312       68,828       729,521
                                   -------     -------       ------      -------      ------     --------       -------

Interest sensitivity gap:
   Amount                          142,967      54,666     (114,461)      30,226      70,496      (68,828)      115,066
                                   -------     -------       ------      -------      ------     --------       -------
   Cumulative amount               142,967     197,633       83,172      113,398     183,894      115,066            --
                                   -------     -------       ------      -------      ------     --------       -------
   Percent of total earning
   assets                            16.93%       6.47%      (13.55)%       3.58%       8.35%       (8.15)%       13.62%
   Cumulative percent of total
   earning assets                    16.93%      23.40%        9.85%       13.43%      21.77%       13.62%           --
   Ratio of rate sensitive
   assets to rate sensitive
   liabilities                        1.66        2.15         0.33         1.17        2.49           --            --
   Cumulative ratio of rate
   sensitive assets to rate
   sensitive liabilities              1.66        1.75         1.19         1.18        1.28           --            --


         In the current interest rate environment, the liquidity and maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable performance levels. A decreasing rate environment negatively impacts earnings as the Company's rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing rate environment, earnings are positively impacted. This asset-liability mismatch in pricing is referred to as gap ratio and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap ratio of 1.00 means that assets and liabilities are perfectly matched as to repricing.

         The Company has specified gap ratio guidelines for a one year time horizon of between 0.60 and 1.20. At December 31, 2003, the Company had cumulative gap ratios of approximately 1.19. Thus, over the next twelve months, rate-sensitive assets will reprice slightly faster than rate-sensitive liabilities. At December 31, 2002, the Company had cumulative gap ratios of approximately 1.29. However, relative repricing frequency of rate-sensitive assets versus rate-sensitive liabilities is not the sole indicator of changes in net interest income in a fluctuating interest rate environment, as further discussed below.

         The allocations used for the interest rate sensitivity report above were based on the contractual maturity (or next repricing opportunity, whichever comes sooner) for loans and deposits and the duration schedules for investment securities. All interest-bearing demand deposits were allocated to the one-month or less category with the exception of personal savings deposit accounts, which were allocated to the noninterest sensitive category because the rate paid on these accounts typically is not sensitive to movements in market interest rates. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the net interest spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remain the same, thus impacting net interest income. This is referred to as basis risk and, generally, relates to the possibility that the repricing characteristics of short-term assets tied to the Company's prime lending rate are different from those of short-term funding sources such as certificates of deposit.

         Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities that are not reflected in the interest sensitivity analysis report. Prepayments may have significant effects on the Company's net interest margin. Because of these factors and in a static test, interest sensitivity gap reports may not provide a complete assessment of the Company's exposure to changes in interest rates. Management utilizes computerized interest rate simulation analysis to determine the Company's interest rate sensitivity. The table above on interest sensitivity gaps indicates that the Company is in a liability sensitive gap position for the first year, then moves into a matched position through the five year period. Overall, due to the factors cited, current simulations results indicate a relatively low sensitivity to parallel shifts in interest rates. A liability sensitive company will generally benefit from a falling interest rate environment as the cost of interest-bearing liabilities falls faster than the yields on interest-bearing assets, thus creating a widening of the net interest margin. Conversely, an asset sensitive company will benefit from a rising interest rate environment as the yields on earning assets rise faster than the costs of interest-bearing liabilities. Management also evaluates economic conditions, the pattern of market interest rates and competition to determine the appropriate mix and repricing characteristics of assets and liabilities required to produce a targeted net interest margin.

         In addition to the gap analysis, management uses rate shock simulation to measure the rate sensitivity of the Company's balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on the Company's net interest margin. The Company measures its interest rate risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a period of twelve months. The Company's most recent rate shock simulation analysis, which was performed as of February 29, 2004, indicates that a 200 basis point decrease in rates would cause a decrease in net interest income of $2.9 million over the next twelve-month period. Conversely, a 200 basis point increase in rates would cause an increase in net interest income of $5.9 million.

         This simulation is based on management's assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates although the Company cannot assure you that this will be the case. While this simulation is a useful measure of the Company's sensitivity to changing rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to net interest income than indicated above.

         Generally, the Company's commercial and commercial real estate loans are indexed to the prime rate. A portion of the Company's investments in mortgage-backed securities is indexed to U.S. Treasury rates. Accordingly, any changes in these indices will have a direct impact on the Company's interest income. Certificates of deposit are generally priced based upon current market conditions, which include changes in the overall interest rate environment and pricing of such deposits by competitors. Other interest-bearing deposits are not priced against any particular index; but rather, reflect changes in the overall interest rate environment. Repurchase agreements are indexed to the nationally quoted repurchase agreement rate and other borrowed funds are indexed to U.S. Treasury rates. The Company adjusts the rates and terms of its loans and interest-bearing liabilities in response to changes in the interest rate environment.

         The Company does not currently engage in trading activities.

         The Company adopted Statement of Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS 133), as amended, on January 1, 2001. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at fair value.

         At December 31, 2003, the following instruments qualify as derivatives as defined by SFAS 133:






                                                                                  WEIGHTED          WEIGHTED
                                       CONTRACT/NOTIONAL                        AVERAGE PAYING       AVERAGE
                                            AMOUNT             FAIR VALUE             RATES       RECEIVING RATES
                                       ------------------      ------------     --------------    ---------------
    Interest rate swap
       agreements............             $166,521,000             $151,523            1.22%            4.40%
    Foreign currency swap
       agreements............                2,000,000            (185,716)            1.79%            2.47%
    Mortgage loan interest rate
       locks.................               62,503,000            1,529,571              N/A              N/A
    Mandatory mortgage delivery
       forwards..............               55,791,000            (231,953)              N/A              N/A

         Interest rate swap agreements at December 31, 2003 consist of twenty-four agreements, which effectively convert the interest rate on certain certificates of deposit from a fixed rate to a variable rate to more closely match the interest rate sensitivity of the Company's assets and liabilities. The Company has designated and assessed the derivatives as highly effective fair value hedges, as defined by SFAS 133. Additionally, the Company entered into a foreign currency swap agreement during the first quarter of 2001. This swap agreement does not qualify for hedge accounting under SFAS No. 133. Accordingly, all changes in the fair value of the foreign currency swap agreement are reflected in earnings. The Company recognized losses of $198,000 during the year ended December 31, 2003 as a result of changes in the fair value of the foreign currency agreement and the related translation adjustment.

         The five counter parties to these derivatives are large, credit-worthy financial services companies experienced in derivative operations. If a counter party were to default on one of the interest rate swap agreements, the practical impact of that default would be to revert the Company's cost on the underlying certificate of deposit to its fixed coupon rate. As per the preceding table, this would raise the Company's effective cost on the underlying deposit by an average rate of 3.18% as of December 31, 2003. However, most of these underlying certificates contain a provision allowing the Company to cancel the certificate of deposit in the event the related swap agreement is unwound, and the Company would probably do so to avoid the increase in cost of these funds. The default risk, therefore, on these interest rate swaps is limited. If the Company was to cancel the underlying certificate of deposit, the Company might need to replace it in the brokered deposit market, depending on its funding needs at the time. There can be no assurance the Company could replace such a deposit on terms as favorable as the cancelled deposit and the related interest rate swap had provided. If the counter party for the foreign currency swap were to default, the Company would have to use another process to convert the foreign currency payments into dollars, which might entail some additional costs, but in management's judgment, these would not be significant. The Company currently has no agreements with its counter parties to hold collateral to secure the positive value of these instruments, and management does not believe such agreements would present any real financial advantage. At December 31, 2003, in management's opinion there was no significant risk of loss in the event of nonperformance of the counter parties to these financial instruments.

         At December 31, 2002, the following instruments qualify as derivatives as defined by SFAS 133:

                                                                                                  WEIGHTED
                                     CONTRACT/NOTIONAL                     WEIGHTED AVERAGE       AVERAGE
                                           AMOUNT           FAIR VALUE       PAYING RATES     RECEIVING RATES
                                      ----------------      ----------     ----------------   ---------------
Interest rate swap agreements            $85,500,000       $2,308,044              1.96%             4.88%
Foreign currency swap
  agreements.............                  2,000,000           12,599               3.34              3.79

         Interest rate swap agreements consist of agreements that qualify for the fair value method of hedge accounting under the "short-cut method" based on the guidelines established by SFAS 133. At December 31, 2001, the Company had in place several loan participation agreements accounted for as derivatives, which do not qualify for hedge accounting. The Company recognized a gain of approximately $50,000 during the year ended December 31, 2001 as a result of changes in the fair value of those loan participation agreements. These participation agreements were unwound during 2002, and accordingly, the Company recognized a loss of approximately $50,000 during the year ended December 31, 2002, because the fair value of these agreements was reduced to zero. Additionally, the Company entered into a foreign currency swap agreement during the first quarter of 2001. This swap agreement does not qualify for hedge accounting under SFAS 133. Accordingly, all changes in the fair value of the foreign currency swap agreement will be reflected in the Company's earnings. The Company recognized a loss of approximately $67,000 during the year ended December 31, 2002, as a result of changes in the fair value of the foreign currency agreement. At December 31, 2002, the Company had made and received certain commitments related to the origination and sale of mortgage loans through its wholesale mortgage division. The Company accounted for these commitments as derivative instruments where applicable in accordance with Derivatives Implementation Group Implementation Issue C13, WHEN A LOAN COMMITMENT IS INCLUDED IN THE SCOPE OF STATEMENT NO. 133 (DIG C13). The fair value of these commitments is included in the balance of mortgage loans held for sale at December 31, 2002. For the year ended December 31, 2002, the Company recognized a gain in connection with the recording of the fair value of these instruments. For the year ended December 31, 2002, there were no realized gains or losses on terminated interest rate swaps, with the exception of the loss on terminated loan participation agreements as discussed above.

         The Company has no off-balance sheet activities with unconsolidated or limited purpose entities.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This Statement nullifies Emerging Issues Task Force ("EITF") No. 94-3 and requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company adopted the Statement effective January 1, 2003 and it did not have an impact on the Company's consolidated financial position and consolidated results of operations.

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, which expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. This Interpretation requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of FIN 45 apply prospectively to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 for the fiscal year ended December 31, 2002, and the recognition provisions on January 1, 2003. Significant guarantees that have been entered into by the Company are discussed in Note 22, GUARANTEES, to the Company's Consolidated Financial Statements for the year ended December 31, 2003.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. This Interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise held a variable interest that is acquired on or before January 31, 2003. The Company adopted FIN 46 on July 1, 2003 and based on a reasoned judgment, concluded that FIN 46 permits a sponsor to consolidate trust-preferred vehicles and, accordingly, continued to consolidate the vehicles after the application of FIN 46.

         In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46(R)"). This Interpretation defines trust-preferred vehicles as variable interest entities and requires traditional trust preferred vehicles to be deconsolidated effective the first reporting period ending after March 15, 2004. Upon adoption if FIN 46(R), investment in trust preferred vehicles totaling $620,000 at December 31, 2003 will no longer be eliminated in consolidation.

         In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 149"). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, the statement clarifies when a contract is a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is generally effective prospectively for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. The Company adopted the statement effective July1, 2003 and it did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

         In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS 150 are generally effective for financial instruments entered into or modified after May 31, 2003. Additionally, the Company must apply the provisions of SFAS 150 to all financial instruments on July 1, 2003. Upon the adoption of SFAS 150, the Company's obligated mandatorily redeemable preferred securities of subsidiary trusts were reclassified from mezzanine equity to debt. The dividends related to these securities are reflected as interest expense on a prospective basis. At December 31, 2003, the Company had $20 million outstanding as company obligated mandatorily redeemable preferred securities of subsidiary trusts. The Company expensed approximately $975,000 related to those instruments of which approximately $549,000 (including amortization of debt issuance costs of approximately $71,000) is recorded as interest expense and $426,000 is recorded as dividends on trust preferred securities in the Consolidated Statement of Operations.

         In December 2003, the FASB issued a revision of SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, which amends SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS and SFAS No. 88 EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. This Statement amends the disclosure requirements of SFAS No. 132 to require more complete information in both annual and interim financial statements about pension and postretirement benefits as well as to increase the transparency of the financial reporting related to those plans and benefits. The Company adopted the revised provisions of SFAS No. 132 as of December 31, 2003.

         In March of 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 105, APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS, Topic 5: DD. This Bulletin summarizes the views of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments and must be applied to all loan commitments accounted for as derivatives entered into after March 31, 2004. The Company will adopt the Bulletin on March 31, 2004 and is currently assessing the impact of adoption on the Company's consolidated financial position, results of operations or cash flows.

EFFECTS OF INFLATION AND CHANGING PRICES

         Inflation generally increases the cost of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions' increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and can reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

MONETARY POLICIES

         The Company's results of operations will be affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member company borrowings, changes in reserve requirements against member company deposits and limitations on interest rates which member company may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates or the Company's deposit levels, loan demand, business and earnings.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         Refer to "Interest Rate Sensitivity and Liquidity Management" in Item 7, Management Discussion and Analysis for discussion of derivative instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are filed with this report:

              Consolidated Balance Sheets - December 31, 2003 and 2002

              Consolidated Statements of Operations - Years ended December 31, 2003, 2002 and 2001

              Consolidated Statements of Shareholders' Equity - Years ended December 31, 2003, 2002 and 2001

              Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001

              Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no occurrence requiring a response to this Item.

ITEM 9A.  CONTROLS AND PROCEDURES

         In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company has formalized its disclosure controls and procedures. The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information relating to directors and executive officers of the Company contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information relating to executive compensation contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information relating to security ownership of certain beneficial owners and management contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to related party transactions contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

         The information relating to principal accounting fees and services contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1. FINANCIAL STATEMENTS. The following financial statements and accountants' reports have been filed as Item 8 in Part II of this Report:

              Report of Independent Public Accountants

              Consolidated Balance Sheets - December 31, 2003 and 2002

              Consolidated Statements of Operations - Years ended December 31, 2003, 2002 and 2001

              Consolidated Statements of Shareholders' Equity - Years ended December 31, 2003, 2002 and 2001

              Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2002

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

4.9 Amended and Restated Declaration of Trust, dated December 19, 2002, by and among State Street Bank and Trust Company of Connecticut, National Association, the Company and the administrators named therein(7)

4.10 Indenture, dated June 26, 2003, between Florida Banks, Inc. and State Street Bank and U.S. Bank National Association.(8)

4.11 Amended and Restated Declaration of Trust, dated June 26, 2003, by and among State Street Bank and U.S. Bank National Association, Florida Banks, Inc. and the administrators named therein.(8)

10.1        Form of Employment Agreement between the Company and Charles E.
            Hughes, Jr.(1)

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

10.19 Placement Agreement, dated June 16, 2003, between Florida Banks, Inc., FTN Capital Markets and Keefe, Bruyette & Woods, Inc.(8)

10.20 Subscription Agreement, dated June 26, 2003, between Florida Banks, Inc., Florida Banks Statutory Trust III and Preferred Term Securities X, Ltd.(8)

10.21 Guarantee Agreement, dated June 26, 2003, by and between Florida Banks, Inc. and State Street Bank and U.S. Bank National Association.(8)

10.22 Subscription Agreement for Series C Preferred Stock, dated December 31, 2002(3)

21.1        Subsidiaries of the Registrant(9)

23.1        Consent of Deloitte & Touche LLP(9)

31.1 Certifications by Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002(9)

31.2 Certifications by Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002(9)

32.1 Certifications by Chief Executive Officer and Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002 (furnished but not filed)(9)

----------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1, previously filed by the Company (Registration Statement No. 333-50867).

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

(7) Incorporated by reference to the Form 10-K for the year ended December 31, 2002, previously filed by the Company.

(8) Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2003, previously filed by the Company.

(9)   Filed herewith.

(b)   No reports on Form 8-K were filed in the quarter covered by this report.

                                   SIGNATURES

            In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Jacksonville, State of Florida on March 25, 2004.

                                      FLORIDA BANKS, INC.

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


                SIGNATURE                                 TITLE                                DATE
------------------------------------------- ---------------------------------- -------------------------------------

/s/ CHARLES E. HUGHES, JR.                  President, Chief Executive                  March 25, 2004
---------------------------------------     Officer and Director (Principal
Charles E. Hughes, Jr.                      Executive Officer)



/s/ T. EDWIN STINSON, JR.                   Chief Financial Officer,                    March 25, 2004
---------------------------------------     Secretary, Treasurer and
T. Edwin Stinson, Jr.                       Director (Principal Financial
                                            and Accounting Officer)


/s/ M.G. SANCHEZ                            Chairman of the Board                       March 25, 2004
---------------------------------------
M. G. Sanchez


/s/ T. STEPHEN JOHNSON                      Vice-Chairman of the Board                  March 25, 2004
---------------------------------------
T. Stephen Johnson


/s/ CLAY M. BIDDINGER                       Director                                    March 25, 2004
---------------------------------------
Clay M. Biddinger


/s/ P. BRUCE CULPEPPER                      Director                                    March 25, 2004
---------------------------------------
P. Bruce Culpepper


/s/ DR. ADAM F. HERBERT, JR.                Director                                    March 25, 2004
---------------------------------------
Dr. Adam F. Herbert, Jr.


/s/ W. ANDREW KRUSEN, JR.                   Director                                    March 25, 2004
---------------------------------------
W. Andrew Krusen, Jr.


/s/ NANCY E. LAFOY                          Director                                    March 25, 2004
---------------------------------------
Nancy E. LaFoy


/s/ WILFORD C. LYON, JR.                    Director                                    March 25, 2004
---------------------------------------
Wilford C. Lyon, Jr.


/s/ DAVID MCINTOSH                          Director                                    March 25, 2004
---------------------------------------
David McIntosh


                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
------         ----------------------

21.1      Subsidiaries of the Registrant

23.1      Consent of Deloitte & Touche, LLP

31.1 Certifications by Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.

31.2 Certifications by Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002 (furnished but not filed).

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of
Florida Banks, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Florida Banks, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Florida Banks, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company reclassified trust preferred securities effective July 1, 2003 in accordance with the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standard No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY.



/s/ Deloitte & Touche LLP
Certified Public Accountants

Jacksonville, Florida
March 16, 2004

FLORIDA BANKS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------


                                                                                             2003                    2002
                                                                                         -------------           -------------
ASSETS

CASH AND CASH EQUIVALENTS:
  Cash and due from banks                                                                $  81,513,673           $  26,964,504
  Federal funds sold and repurchase agreements                                              30,616,000              62,515,000
                                                                                         -------------           -------------

           Total cash and cash equivalents                                                 112,129,673              89,479,504

INVESTMENT SECURITIES:
  Available for sale, at fair value (cost $53,085,489 and
    $50,155,158 at December 31, 2003 and 2002)                                              53,282,085              50,930,650
  Held to maturity (fair value $0 and $299,475
    at December 31, 2003 and 2002)                                                                  --                 227,925
  Other investments                                                                          3,604,050               2,493,350
                                                                                         -------------           -------------

          Total investment securities                                                       56,886,135              53,651,925


MORTGAGE LOANS HELD FOR SALE                                                                66,495,468              54,674,248

LOANS, net of allowance for loan losses of $9,056,665
  and $7,263,029 at December 31, 2003 and 2002, respectively                               681,533,481             543,192,040

PREMISES AND EQUIPMENT, NET                                                                  5,008,664               5,466,332

ACCRUED INTEREST RECEIVABLE                                                                  2,684,599               2,375,102

DEFERRED INCOME TAXES, NET                                                                   4,597,922               3,908,751

DERIVATIVE INSTRUMENTS                                                                              --               2,321,643

OTHER REAL ESTATE OWNED                                                                      1,768,569                 652,500

OTHER ASSETS                                                                                13,356,388                 343,505
                                                                                         -------------           -------------
TOTAL ASSETS                                                                             $ 944,460,899           $ 756,065,550
                                                                                         =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing                                                                    $ 134,647,508           $ 141,395,150
  Interest-bearing                                                                         661,965,351             523,514,558
                                                                                         -------------           -------------
          Total deposits                                                                   796,612,859             664,909,708

REPURCHASE AGREEMENTS                                                                       33,508,157               4,653,878

OTHER BORROWED FUNDS                                                                        24,046,860               9,921,898

TRUST PREFERRED SECURITIES                                                                  20,000,000                      --

ACCRUED INTEREST PAYABLE                                                                     2,364,087               2,377,963

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                        9,869,871               4,765,136

DERIVATIVE INSTRUMENTS                                                                         265,144                      --
                                                                                         -------------           -------------
          Total liabilities                                                                886,666,978             686,628,583
                                                                                         -------------           -------------

COMPANY OBLIGATED MANDITORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUSTS                                                         --              16,473,092
                                                                                         -------------           -------------

COMMITMENTS (NOTE 10)

SHAREHOLDERS' EQUITY:
  Series C preferred stock, $100.00 par value, 50,000 shares authorized, 50,000
    shares issued and outstanding at December 31, 2003 and 2002                              5,000,000               5,000,000
  Common stock, $.01 par value; 30,000,000 shares authorized 6,838,271 and
   6,768,362 shares issued, respectively                                                        68,383                  67,684
  Additional paid-in capital                                                                53,008,095              52,287,390
  Accumulated deficit (deficit of $8,134,037
    eliminated upon quasi-reorganization on December 31, 1995)                                (405,174)             (4,874,873)
  Accumulated other comprehensive income, net of tax                                           122,617                 483,674
                                                                                         -------------           -------------
          Total shareholders' equity                                                        57,793,921              52,963,875
                                                                                         -------------           -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $ 944,460,899           $ 756,065,550
                                                                                         =============           =============




See notes to consolidated financial statements.

FLORIDA BANKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
--------------------------------------------------------------------------------


                                                                             2003                2002                2001
                                                                         ------------        ------------         ------------
INTEREST INCOME:
  Loans, including fees                                                  $ 41,610,943        $ 31,852,739         $ 27,692,486
  Investment securities                                                     1,369,518           2,239,454            2,653,164
  Federal funds sold                                                          402,756             582,723              819,741
  Repurchase agreements                                                       184,692             252,245              214,787
                                                                         ------------        ------------         ------------
          Total interest income                                            43,567,909          34,927,161           31,380,178
                                                                         ------------        ------------         ------------

INTEREST EXPENSE:
  Deposits                                                                 15,315,217          14,622,492           14,948,191
  Borrowed funds                                                              643,191             460,027              395,131
  Trust preferred                                                             549,316                  --                   --
  Repurchase agreements                                                       383,666             501,638            1,204,752
                                                                         ------------        ------------         ------------

          Total interest expense                                           16,891,390          15,584,157           16,548,074
                                                                         ------------        ------------         ------------

NET INTEREST INCOME                                                        26,676,519          19,343,004           14,832,104

PROVISION FOR LOAN LOSSES                                                   2,935,921           3,025,775            1,889,079
                                                                         ------------        ------------         ------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                          23,740,598          16,317,229           12,943,025
                                                                         ------------        ------------         ------------

NONINTEREST INCOME:
  Gain on sale of mortgage loans                                            8,766,776           1,092,911                   --
  Mortgage loan origination fees                                            3,357,688             805,264              234,810
  Service fees                                                              2,316,130           1,718,888            1,224,020
  Gain on sale of commercial loans                                                 --              42,888              104,151
  (Loss) gain on sale of available for sale investment securities                  --              (3,967)              73,976
  Other noninterest income                                                  1,162,817             383,775              411,046
                                                                         ------------        ------------         ------------
                                                                           15,603,411           4,039,759            2,048,003
                                                                         ------------        ------------         ------------

NONINTEREST EXPENSES:
  Salaries and benefits                                                    21,929,864          11,037,925            8,761,416
  Occupancy and equipment                                                   2,809,565           2,105,683            1,785,996
  Communications                                                            1,583,313           1,144,290              969,842
  Data processing                                                           1,133,570             872,630              677,963
  Professional                                                                966,399             523,652              430,826
  Dividends on preferred security of subsidiary trust                         425,835             633,580               12,995
  Other noninterest expense                                                 3,349,146           1,687,049            1,054,151
                                                                         ------------        ------------         ------------
                                                                           32,197,692          18,004,809           13,693,189
                                                                         ------------        ------------         ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                    7,146,317           2,352,179            1,297,839


PROVISION FOR INCOME TAXES                                                  2,490,317             885,121              489,400
                                                                         ------------        ------------         ------------
NET INCOME                                                                  4,656,000           1,467,058              808,439

PREFERRED STOCK DIVIDENDS                                                    (250,000)           (140,058)            (250,901)
                                                                         ------------        ------------         ------------

NET INCOME APPLICABLE TO COMMON SHARES                                   $  4,406,000        $  1,327,000         $    558,348
                                                                         ============        ============         ============
EARNINGS PER COMMON SHARE:
  Basic                                                                  $       0.65        $       0.21         $       0.10
                                                                         ============        ============         ============
  Diluted                                                                $       0.62        $       0.20         $       0.10
                                                                         ============        ============         ============



See notes to consolidated financial statements.

FLORIDA BANKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
--------------------------------------------------------------------------------


                                                                                                          Accumulated
                                                                                                             Other
                                                                                                            Compre-
                                                                                                            hensive
                                      Preferred Stock        Common Stock       Additional                  Income
                                   --------------------   --------------------   Paid-in     Accumulated    (Loss),
                                    Shares   Par Value      Shares   Par Value   Capital       Deficit     Net of Tax     Total
                                   -------   ----------   ---------  --------- -----------   -----------  -----------  -----------
BALANCE, DECEMBER 31, 2000                                5,688,651   $56,887  $45,245,904   $(6,760,222)  $  13,870   $38,556,439

Comprehensive income:

  Net income                            --           --          --        --           --       808,439          --       808,439
  Unrealized gain on available
   for sale investment securities,
   net of tax of $138,968               --           --          --        --           --            --     230,332       230,332

      Comprehensive income              --           --          --        --           --            --          --     1,038,771

Issuance of common stock under
  employee stock purchase plan          --           --      50,109       501      226,587            --          --       227,088

Issuance of Series B
  preferred stock, net             102,283    6,955,244          --        --     (148,774)           --          --     6,806,470

Series B preferred stock
  cash dividends paid                   --           --          --        --           --      (127,373)         --      (127,373)

Purchase and retirement
  of common stock                       --           --     (61,100)     (611)    (358,750)           --          --      (359,361)
                                   -------   ----------   ---------   -------  -----------   -----------   ---------   -----------

BALANCE, DECEMBER 31, 2001         102,283    6,955,244   5,677,660    56,777   44,964,967    (6,079,156)    244,202    46,142,034

Comprehensive income:

  Net income                            --           --          --        --           --     1,467,058          --     1,467,058
  Unrealized gain on available
   for sale investment
   securities, net of tax of
   $144,482                             --           --          --        --           --            --     239,472       239,472
                                                                                                                       -----------
      Comprehensive income              --           --          --        --           --            --          --     1,706,530

Conversion of Series B
  preferred stock into common
  stock                           (102,283)  (6,955,244)  1,022,830    10,228    6,945,016            --          --            --

Exercise of stock options               --           --       7,063        71       46,401            --          --        46,472

Issuance of common stock
  under employee stock
  purchase plan                         --           --      41,133       411      210,359            --          --       210,770

Issuance of restricted stock            --           --      19,676       197      120,647            --          --       120,844

Issuance of Series C
 preferred stock, net               50,000    5,000,000          --        --           --            --          --     5,000,000

Series B preferred stock
  dividends paid                        --           --          --        --           --      (262,775)         --      (262,775)
                                   -------   ----------   ---------   -------  -----------   -----------   ---------   -----------


BALANCE, DECEMBER 31, 2002          50,000    5,000,000   6,768,362    67,684   52,287,390    (4,874,873)    483,674    52,963,875

Comprehensive income:

  Net income                            --           --          --        --           --     4,656,000          --     4,656,000
  Unrealized loss on
   available for sale
   investment securities,
   net of tax of $217,839               --           --          --        --           --            --    (361,057)     (361,057)
                                                                                                                       -----------
      Comprehensive income              --           --          --        --           --            --          --     4,294,943

Exercise of stock options               --           --       6,498        65       31,491            --          --        31,556

Exercise of stock warrants              --           --      12,800       128      127,872            --          --       128,000

Issuance of common stock under
  employee stock purchase plan          --           --      30,935       309      222,835            --          --       223,144

Issuance of restricted stock            --           --      19,676       197      338,507            --          --       338,704

Series C preferred stock
  dividends paid                        --           --          --        --           --      (186,301)         --      (186,301)
                                   -------   ----------   ---------   -------  -----------   -----------   ---------   -----------

BALANCE, DECEMBER 31, 2003          50,000   $5,000,000   6,838,271   $68,383  $53,008,095   $  (405,174)  $ 122,617   $57,793,921
                                   =======   ==========   =========   =======  ===========   ===========   =========   ===========



See notes to consolidated financial statements.

FLORIDA BANKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
--------------------------------------------------------------------------------


                                                                            2003                 2002                  2001
                                                                       -------------         -------------         -------------
OPERATING ACTIVITIES:
  Net income                                                           $   4,656,000         $   1,467,058         $     808,439
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                          983,000               863,886               756,426
      Restricted stock grants                                                338,704               120,844                    --
      Loss on disposition of furniture and equipment                          18,573                    --                17,628
      Deferred income tax (benefit) expense                                 (471,332)              (36,447)              449,400
      Loss (gain) on sale of securities                                           --                 3,967               (73,976)
      (Gain) loss on sale of real estate owned                                (8,834)                6,703               (24,928)
      (Gain) loss on foreign currency translation                           (217,634)               23,650               206,151
      Gain on mortgage loan interest rate lock derivative
        instruments                                                       (1,519,571)             (730,104)                   --
      Gain on bank owned life insurance                                     (467,159)                   --                    --
      Loss on mandatory mortgage forwards                                    230,953                    --                    --
      Loss (gain) on interest rate swap derivative instruments               198,313                43,258              (262,008)
      Amortization (accretion) of premiums (discount) on
        investments, net                                                     946,268               131,708              (295,582)
      Amortization of premiums on loans                                       86,153               123,055               196,651
      Amortization of debt issuance costs                                    131,304                70,445                    --
      Provision for loan losses                                            2,935,921             3,025,775             1,889,079
      Net increase in mortgage loans held for sale                       (10,301,649)          (53,944,144)                   --
      (Increase) decrease in accrued interest receivable                    (309,497)             (652,356)              174,557
      (Increase) decrease in other assets                                 (2,150,120)              194,083                (2,180)
      (Decrease) increase in accrued interest payable                        (13,876)             (485,919)              657,503
      Increase in accounts payable and accrued expenses                    5,104,735             2,726,341             1,279,801
                                                                       -------------         -------------         -------------
           Net cash provided by (used in) operating activities               170,252           (47,048,197)            5,776,961
                                                                       -------------         -------------         -------------

INVESTING ACTIVITIES:
  Proceeds from sales, paydowns and maturities of investment securities:
    Available for sale                                                    46,161,180            27,068,362            15,808,333
    Held to maturity                                                         227,925             2,700,791             4,154,215
  Purchases of investment securities:
    Available for sale                                                   (50,037,779)          (43,858,241)          (17,193,780)
    Held to maturity                                                              --                    --            (3,361,015)
    Other                                                                 (1,110,700)             (428,800)             (798,550)
  Net increase in loans held for investment                             (142,342,955)         (150,265,325)         (119,896,460)
  Purchase of bank owned life insurance                                  (10,000,000)                   --                    --
  Purchases of premises and equipment                                     (1,649,035)           (2,968,336)             (839,608)
  Proceeds from the sale of premises and equipment                         1,105,130                    --                 3,841
  Proceeds from the sale of real estate owned                                 66,190             2,771,124               114,928
                                                                       -------------         -------------         -------------
           Net cash used in investing activities                        (157,580,044)         (164,980,425)         (122,008,096)
                                                                       -------------         -------------         -------------

FINANCING ACTIVITIES:
  Net increase in demand deposits,
    money market accounts and savings accounts                            45,114,197            91,014,976            86,829,039
  Net increase in time deposits                                           88,993,268           120,771,110            59,390,096
  Proceeds from issuance of preferred stock, net                                  --             5,000,000             6,806,470
  Proceeds from issuance of trust preferred securities, net                3,000,000            10,583,647             5,819,000
  Proceeds from the exercise of stock options and warrants, net              159,556                46,472                    --
  Purchase and retirement of common stock                                         --                    --              (359,361)
  Preferred dividends paid                                                  (186,301)             (262,775)             (127,373)
  Proceeds from advances                                                  13,200,000            10,000,000             9,500,000
  Repayment of advances                                                       (6,667)          (10,000,000)           (7,000,000)
  Increase (decrease) in repurchase agreements                            28,854,279               158,331           (14,316,831)
  Increase (decrease) in other borrowed funds                                931,629               207,206                (8,710)
                                                                       -------------         -------------         -------------
           Net cash provided by financing activities                     180,059,961           227,518,967           146,532,330
                                                                       -------------         -------------         -------------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                                    22,650,169            15,490,345            30,301,195

CASH AND CASH EQUIVALENTS:

  Beginning of year                                                       89,479,504            73,989,159            43,687,964
                                                                       -------------         -------------         -------------

  End of year                                                          $ 112,129,673         $  89,479,504         $  73,989,159
                                                                       =============         =============         =============



See notes to consolidated financial statements.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Florida Banks, Inc. (the "Company") was incorporated on October 15, 1997 for the purpose of becoming a bank holding company and acquiring First National Bank of Tampa (the "Bank"). On August 4, 1998, the Company completed its initial public offering and its merger with the Bank pursuant to which the Bank was merged with and into Florida Bank No. 1, N.A., a wholly owned subsidiary of the Company, and renamed Florida Bank, N.A.

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

      USE OF ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses and the valuation of other real estate owned, deferred tax assets, and derivative instruments.

      CASH AND CASH EQUIVALENTS--Cash and cash equivalents include cash and due from banks, Federal funds, sold, and repurchase agreements all of which mature within 90 days. Generally, Federal funds and repurchase agreements are sold for one-day periods.

      INVESTMENT SECURITIES--Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities are classified as trading securities if bought and held principally for the purpose of selling them in the near future. No investments are held for trading purposes. Securities not classified as held to maturity are classified as available for sale, and reported at fair value with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of other comprehensive income or loss until realized. Other investments, which include Federal Reserve Bank stock and Federal Home Loan Bank stock, are carried at cost as such investments are not readily marketable.

      Realized gains and losses on sales of investment securities are recognized in the statements of operations upon disposition based upon the adjusted cost of the specific security. Declines in value of investment securities judged to be other than temporary are recognized as losses in the statements of operations.

      LOANS HELD FOR INVESTMENT--Loans held for investment are stated at the principal amount outstanding, net of unearned income and an allowance for loan losses. Interest income on all loans is accrued based on the outstanding daily balances.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


      Management has established a policy to discontinue accruing interest on a loan after it has become 90 days delinquent as to payment of principal or interest unless the loan is considered to be well collateralized and the Company is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent if management believes that the borrower's financial condition is such that collection of interest or principal is doubtful. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the loan is estimated to be uncollectible. Interest income on nonaccrual loans is recognized only as received.

      Nonrefundable fees and certain direct costs associated with originating or acquiring loans are recognized over the life of the related loans on the interest method.

      MORTGAGE LOANS HELD FOR SALE--Mortgage loans held for sale are residential mortgage loans originated by the Company which management either intends to sell at some point in the future or which are committed to be sold to various institutions under agreements obtained at the time the Company extends commitments to borrowers. Mortgage loans held for sale are reported at the lower of cost or estimated fair value, determined on an aggregate basis.

      ALLOWANCE FOR LOAN LOSSES--The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

      The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

      A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and larger balance real estate and other loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


      Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and smaller balance residential loans for impairment disclosures.

      PREMISES AND EQUIPMENT--Premises and equipment are stated at cost less accumulated depreciation computed on the straight-line method over the estimated useful lives. Leasehold improvements are amortized on the straight-line method over the shorter of their estimated useful life or the period the Company expects to occupy the related leased space. Maintenance and repairs are charged to operations as incurred.

      INCOME TAXES--Deferred tax liabilities are recognized for temporary differences that will result in amounts taxable in the future and deferred tax assets are recognized for temporary differences and tax benefit carryforwards that will result in amounts deductible or creditable in the future. Net deferred tax liabilities or assets are recognized through charges or credits to the deferred tax provision. A deferred tax valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Subsequent to the Company's quasi-reorganization (see Note 19) reductions in the deferred tax valuation allowance are credited to additional paid-in capital.

      DERIVATIVE INSTRUMENTS--The Company enters into derivative contracts to hedge certain assets, liabilities, and probable forecasted transactions. On the date the Company enters into a derivative contract, the derivative instrument is designated as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a "fair value" hedge), or (2) a hedge of the variability in expected future cash flows associated with an existing recognized asset or liability or a forecasted transaction (a "cash flow" hedge).

      In a fair value hedge, changes in the fair value of the hedging derivative recognized in earnings are offset by recognizing changes in the fair value of the hedged item attributable to the risk being hedged. To the extent that the hedging derivative is ineffective, the changes in fair value will not offset and the difference is reflected in earnings.

      In a cash flow hedge, the effective portion of the changes in the fair value of the hedging derivative is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

      The Company formally documents the relationship between the hedging instruments and hedged items, as well as its risk management objective and strategy before undertaking the hedge. To qualify for hedge accounting, the derivatives and related hedged items must be designated as a hedge. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the hedging relationship is expected to be highly effective in offsetting changes in fair value or cash flows of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

      The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the designated hedge item,

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


      (2) the derivative expires or is sold, or (3) the derivative is de-designated as a fair value or cash flow hedge.

      OTHER REAL ESTATE OWNED--Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

      OTHER BORROWED FUNDS--Other borrowed funds consist of Federal Home Loan Bank borrowings, SunTrust revolving and nonrevolving credit lines and treasury tax and loan deposits. Treasury tax and loan deposits generally are repaid within 1 to 120 days from the transaction date.

      REPURCHASE AGREEMENTS--Repurchase agreements consist of agreements with customers to pay interest daily on funds swept into a repo account based on a rate of .75% to 1.00% below the federal funds rate. Such agreements generally mature within one to four days from the transaction date. In addition, the Company has securities sold under agreements to repurchase, which are classified as secured borrowings. Such borrowings generally mature within 1 to 30 days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. Information concerning repurchase agreements for the years ended December 31, 2003 and 2002 is summarized as follows:



                                                            2003               2002
                                                      -------------        ------------
        Average balance during the year                $ 44,836,145        $ 37,725,667
        Average interest rate during the year                   .86%               1.33%
        Maximum month-end balance during the year      $ 56,968,233        $ 49,542,093


      COMPREHENSIVE INCOME--Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items along with net income, are components of comprehensive income. The components of other comprehensive income and related tax effects are presented in the consolidated statements of shareholders' equity.

      TRANSFERS OF FINANCIAL ASSETS--Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


      EARNINGS PER COMMON SHARE--Basic earnings per common share ("EPS") excludes dilution and is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects additional common shares that would have been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and convertible preferred stock. The potential common shares are determined using the treasury stock method for outstanding stock options and the if-converted method for preferred stock.

      STOCK OPTIONS--The Company accounts for stock based compensation utilizing the intrinsic value based method under Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. In January 2003, the Company's Board of Directors approved the Amended and Restated 1998 Stock Option Plan (the "1998 Plan"), which provides for the grant of incentive or nonqualified stock options to certain directors, officers, and key employees who participate in the plan. The exercise price of each stock option equaled the market price of the Company's stock on the date of grant. An aggregate of 1,100,000 shares of common stock are reserved for issuance pursuant to the 1998 Plan. During 2003, 2002, and 2001, the Company granted 92,600, 94,900, and 62,650 options, respectively, at various exercise prices based on the fair value of the stock at the time of grant.

      Pursuant to the disclosure requirements of Statement of Financial Accounting Standard ("SFAS") No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, the following table provides an expanded reconciliation for all periods presented that adds back to reported net income the recorded expense under APB No. 25, net of related income tax effects, deducts the total fair value expense under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, net of related income tax effects and shows the reported and pro forma earnings per share amounts. See NOTE 12 - SHAREHOLDERS' EQUITY for additional information regarding the Company's stock options.



                                                                  2003                  2002                 2001
                                                              -------------         -------------         -----------
          Net income applicable to common shares
            As reported                                       $   4,406,000         $   1,327,000         $   558,348

          Total stock-based employee compensation
            cost included in the determination of net
            income, net of related tax effects                      211,250                75,370                  --

          Total stock-based employee compensation
            cost determined under fair value method
            for all awards, net of related tax effects             (409,614)             (219,434)           (243,347)
                                                              -------------         -------------         -----------

          Pro forma net income applicable
            to common shares                                  $   4,207,636         $   1,182,936         $   315,001
                                                              =============         =============         ===========

          Earnings per share - Basic
            As reported                                       $        0.65      $           0.21      $         0.10
            Pro forma                                                  0.62                  0.18                0.06
          Earnings per share - Dilutive
            As reported                                       $        0.62      $           0.20      $         0.10
            Pro forma                                                  0.60                  0.18                0.06



FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


      PENSION BENEFITS--The Company records pension costs and liabilities, including an additional minimum liability in accordance with SFAS No. 187, EMPLOYER'S ACCOUNTING FOR PENSIONS. Several estimates and assumptions are required to record these costs and liabilities, including discount rates, salary increases and longevity and service lives of employees. Management reviews and updates these assumptions periodically. See NOTE 11 - EMPLOYEE BENEFIT PLANS, for the disclosure required by SFAS. No. 132 (revised
      2003), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS.

      RECENT ACCOUNTING PRONOUNCEMENTS--In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This statement nullifies Emerging Issues Task Force No. 94-3 and requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company adopted the statement effective January 1, 2003 and it did not have an impact on the Company's consolidated financial position and consolidated results of operations.

      In November 2002, the FASB issued Interpretation No. ("FIN") 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, which expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. This interpretation requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of FIN 45 apply prospectively to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 for the fiscal year ended December 31, 2002, and the recognition provisions on January 1, 2003. Significant guarantees that have been entered into by the Company are discussed in Note 22.

      In January 2003, the FASB issued FIN 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. This interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise held a variable interest that is acquired on or before January 31, 2003. The Company adopted FIN 46 on July 1, 2003 and based on a reasoned judgment, concluded that FIN 46 permits a sponsor to consolidate trust-preferred vehicles and, accordingly, continued to consolidate the vehicles after the application of FIN 46.

      In December 2003, the FASB issued FIN 46 (revised December 2003) CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46(R)"). This interpretation defines trust preferred vehicles as variable interest entities and requires traditional trust preferred vehicles to be deconsolidated effective the first reporting period ending after March 15, 2004. Upon adoption of FIN 46(R), investment in trust preferred vehicles totaling $620,000 at December 31, 2003 will no longer be eliminated in consolidation.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


      In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, the statement clarifies when a contract is a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective prospectively for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. The Company adopted the statement effective July1, 2003 and it did not have an impact on the Company's consolidated financial position, results of operations, or cash flows.

      In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for financial instruments entered into or modified after May 31, 2003. Additionally, the Company must apply the provisions of SFAS No. 150 to all financial instruments on July 1, 2003. Upon the adoption of SFAS No. 150, the Company's obligated mandatorily redeemable preferred securities of subsidiary trusts were reclassified from mezzanine equity to debt. The dividends related to these securities are reflected as interest expense on a prospective basis. At December 31, 2003, the Company had $20 million outstanding as company obligated mandatorily redeemable preferred securities of subsidiary trusts. The Company expensed approximately $975,000 related to those instruments of which approximately $549,000 (including amortization of debt issuance costs of approximately $71,000) is recorded as interest expense and $426,000 is recorded as dividends on trust preferred securities in the Consolidated Statement of Operations.

      In December 2003, the FASB issued a revision of SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, which amends SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS and SFAS No. 88, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. This statement amends the disclosure requirements of SFAS No. 132 to require more complete information in both annual and interim financial statements about pension and postretirement benefits as well as to increase the transparency of the financial reporting related to those plans and benefits. The Company adopted the revised provisions of SFAS No. 132 as of December 31, 2003.

      In March of 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 105, APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS, Topic 5: DD. This bulletin summarizes the views of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments and must be applied to all loan commitments accounted for as derivatives entered into after March 31, 2004. The Company will adopt the bulletin on March 31, 2004 and is currently assessing the impact of adoption on the Company's consolidated financial position, results of operations or cash flows.

      RECLASSIFICATIONS--Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform with the presentation adopted in 2003.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


2.    INVESTMENT SECURITIES


        The amortized cost and estimated fair value of available for sale and held to maturity investment securities as of December 31, 2003 and 2002 are as follows:



                                                                        Gross            Gross
                                                     Amortized        Unrealized       Unrealized           Fair
                                                        Cost             Gains           Losses             Value
                                                     -----------      -----------      -----------       -----------
          December 31, 2003 Available for sale:
            U.S. Treasury securities and
              other U.S. agency obligations          $23,660,004      $    37,876      $   (19,135)      $23,678,745
            State and municipal                          610,000           47,025               --           657,025
            Mortgage-backed securities                21,505,841          232,872          (65,265)       21,673,448
                                                     -----------      -----------      -----------       -----------

                    Total debt securities             45,775,845          317,773          (84,400)       46,009,218

            Mutual fund                                7,309,644               --          (36,777)        7,272,867
                                                     -----------      -----------      -----------       -----------
                    Total securities available
                      for sale                       $53,085,489      $   317,773      $  (121,177)      $53,282,085
                                                     ===========      ===========      ===========       ===========




                                                                        Gross            Gross
                                                     Amortized        Unrealized       Unrealized           Fair
                                                        Cost             Gains           Losses             Value
                                                     -----------      -----------      -----------       -----------
          December 31, 2002 Available for sale:
            U.S. Treasury securities and
              other U.S. agency obligations          $ 6,721,835      $    52,718               --       $ 6,774,553
            State and municipal                          990,000           60,527               --         1,050,527
            Mortgage-backed securities                37,263,079          660,553      $   (10,571)       37,913,061
                                                     -----------      -----------      -----------       -----------
                    Total debt securities             44,974,914          773,798          (10,571)       45,738,141

            Mutual fund                                5,180,244           12,265               --         5,192,509
                                                     -----------      -----------      -----------       -----------
                    Total securities available
                      for sale                       $50,155,158      $   786,063      $   (10,571)      $50,930,650
                                                     ===========      ===========      ===========       ===========

          Held to maturity:
            Mortgage-backed securities               $   227,925      $     1,550      $        --       $   229,475
                                                     ===========      ===========      ===========       ===========



FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


      The gross unrealized losses and fair value, aggregated by investment category for those securities that have been in a continuous unrealized loss position for less than twelve months, at December 31, 2003, are shown below:


                                                   Available for Sale
                                               -----------------------------
                                               Unrealized           Fair
                                                 Losses             Value
                                               -----------       -----------
          U.S. Treasury securities and
            other U.S. agency obligations      $   (19,135)      $10,562,175
          Mortgage-backed securities               (65,265)        9,975,643
          Mutual fund                              (36,777)        7,272,867
                                               -----------       -----------

                Total                          $  (121,177)      $27,810,685
                                               ===========       ===========



      The U.S. Treasury securities and other U.S agency obligations with unrealized losses as of December 31, 2003 are comprised of six agency notes from the Federal National Mortgage Association, the Federal Home Loan Bank and the Federal Home Loan Mortgage Corporation. The mortgage-backed securities with unrealized losses are comprised of nine mortgage-backed securities from the U.S. agencies discussed above, including fixed rate collateralized mortgage obligations, fixed and variable rate mortgage backed securities and variable rate whole loans. The mutual fund with unrealized losses is comprised of one adjustable rate mortgage fund. Volatility in the home loan mortgage market throughout the period combined with timing of investment purchases have lead to the investment's temporary impairment. At December 31, 2003, the Company had no investments that have been in a continuous unrealized loss position for greater than twelve months.

      Expected maturities of debt securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The amortized cost and estimated fair value of debt securities, at December 31, 2003, by contractual maturity, are shown below:



                                                           Available for Sale
                                                      ----------------------------
                                                       Amortized          Fair
                                                          Cost            Value
                                                      -----------      -----------
          Due before one year                         $16,553,541      $16,579,665
          Due after one year through five years         7,681,463        7,720,424
          Due after five years through ten years               --               --
          Due after ten years                              35,000           35,681
                                                      -----------      -----------
                                                       24,270,004       24,335,770
          Mortgage-backed securities                   21,505,841       21,673,448
                                                      -----------      -----------

                Total                                 $45,775,845      $46,009,218
                                                      ===========      ===========



      Investment securities with a carrying value of $45,042,604 and $41,259,412 were pledged as security for certain borrowed funds and public deposits held by the Company at December 31, 2003 and 2002, respectively.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


3.    LOANS

      Loans at December 31 are summarized as follows:

                                                2003                 2002
                                           -------------       -------------

          Commercial real estate           $ 424,498,020       $ 313,120,588
          Commercial                         176,094,389         166,122,230
          Residential mortgage                34,119,945          23,080,140
          Consumer                            54,648,116          45,859,704
          Credit card and other loans          1,956,431           2,791,678
                                           -------------       -------------
                    Total loans              691,316,901         550,974,340
          Allowance for loan losses           (9,056,665)         (7,263,029)
          Net deferred loan fees                (726,755)           (519,271)
                                           -------------       -------------

          Net loans                        $ 681,533,481       $ 543,192,040
                                           =============       =============



      Changes in the allowance for loan losses are summarized as follows:



                                             2003               2002
                                          -----------       -----------

          Balance, beginning of year      $ 7,263,029       $ 4,692,216

          Provision for loan losses         2,935,921         3,025,775
          Charge-offs                      (1,187,747)         (485,950)
          Recoveries                           45,462            30,988
                                          -----------       -----------

          Balance, end of year            $ 9,056,665       $ 7,263,029
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

      Nonaccrual loans totaled approximately $2,613,000 and $1,535,000 of which approximately $0 and $151,000 is guaranteed by the Small Business Administration ("SBA") at December 31, 2003 and 2002, respectively. The effects of carrying nonaccrual loans during 2003, 2002, and 2001 resulted in a reduction of interest income of approximately $139,000, $67,000, and $147,000, respectively.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


      The following is a summary of information pertaining to impaired loans:



                                                                   December 31,
                                                             --------------------------
                                                               2003            2002
                                                             ----------      ----------
                                                                  (approximately)
          Impaired loans with a valuation allowance          $2,609,000      $1,415,000
          Impaired loans without a valuation allowance               --              --
                                                             ----------      ----------
          Total impaired loans                               $2,609,000      $1,415,000
                                                             ==========      ==========

          Valuation allowance related to impaired loans      $  572,000      $  690,000




                                                            Years Ended December 31,
                                                    ------------------------------------------
                                                       2003            2002           2001
                                                    ----------      ----------      ----------
                                                                  (Approximately)
          Average investment in impaired loans      $2,012,000      $1,300,000      $1,065,000
                                                    ==========      ==========      ==========



      The interest income recognized on impaired loans for the years ended December 31, 2003, 2002, and 2001 was not significant.

      No additional funds are committed to be advanced in connection with impaired loans.

      At December 31, 2003 and 2002, restructured loans amounted to approximately $1,860,000 and $3,124,000, respectively. No additional funds are committed to be advanced in connection with restructured loans.

4.    PREMISES AND EQUIPMENT

      Major classifications of these assets are as follows:


                                                     2003              2002
                                                  -----------       -----------

          Land                                    $ 1,050,815       $ 2,009,387
          Buildings                                   705,795           660,315
          Leasehold improvements                    1,165,066         1,014,555
          Furniture, fixtures, and equipment        5,838,068         4,736,652
                                                  -----------       -----------
                                                    8,759,744         8,420,909
          Accumulated depreciation and
            amortization                           (3,751,080)       (2,954,577)
                                                  -----------       -----------

                                                  $ 5,008,664       $ 5,466,332
                                                  ===========       ===========



      Depreciation and amortization amounted to $983,000, $863,886, and $756,426 for the years ended December 31, 2003, 2002, and 2001, respectively.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


      The range of estimated useful lives of each major asset category is as follows:


                                                      Range
                                                  -------------

          Buildings                               15 - 39 years
          Leasehold improvements                  15 - 39 years
          Furniture, fixtures, and equipment      3 - 7 years



5.    OTHER ASSETS

      Other assets are composed of Bank Owned Life Insurance ("BOLI"), deposits, debt issuance costs, and prepaid items expected to be utilized in the next twelve months.

      In 2003, the Company purchased a $10,000,000 whole-life insurance policy on key employees whereby the Company is the sole beneficiary. Income related to the policy was approximately $467,000 for 2003.

      Under certain loan sales agreements, the Company must maintain funds on deposit to facilitate the sale of mortgage loans. Deposits totaled $750,000 at December 31, 2003.

      Unamortized debt issuance costs of approximately $486,000 at December 31, 2003 are included in "Other Assets". Prior to the adoption of SFAS No. 150, these costs were included in "Company Obligated Manditorily Redeemable Preferred Securities of Subsidiary Trusts". Effective July 1, 2003, such costs are amortized to interest expense over the respective term of the debt instruments and totaled approximately $71,000 in 2003.

      In April of 2003, Florida Bank, N.A. initiated a Supplemental Executive Retirement Plan (the "SERP Plan") as discussed in Note 11. As a result, an intangible pension asset of approximately $634,000 is recorded in "Other Assets" at December 31, 2003.

6.    DERIVATIVE INSTRUMENTS

      The following instruments qualify as derivatives as defined by SFAS
      No. 133:



                                                              December 31, 2003
                                                      ------------------------------------
                                                      Contract/Notional           Fair
                                                            Amount                Value
                                                      -----------------       ------------
          Interest rate swap agreements                 $166,521,000          $    151,523
          Foreign currency swap agreements                 2,000,000              (185,714)
          Mortgage loan interest rate locks               62,503,665             1,519,571
          Mandatory mortgage delivery forwards            55,791,000              (230,953)


FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


      Interest rate swap agreements consist of numerous agreements, which effectively convert the interest rate on certain certificates of deposit from a fixed rate to a variable rate to more closely match the interest rate sensitivity of the Company's assets and liabilities. The Company has designated and assessed the derivatives as highly effective fair value hedges, as defined by SFAS No. 133. Additionally, the Company entered into a foreign currency swap agreement during the first quarter of 2001. This swap agreement does not qualify for hedge accounting under SFAS No. 133. Accordingly, all changes in the fair value of the foreign currency swap agreement are reflected in the earnings of the Company. The Company recognized a loss of approximately $198,000 and $67,000 for the years ended December 31, 2003 and 2002, respectively, as a result of changes in the fair value of the foreign currency agreement.

      The Company enters into commitments to make loans whereby the interest rate on the loan is set prior to funding (rate lock commitment). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Therefore, they are recorded, at fair value, in mortgage loans held for sale on the accompanying consolidated balance sheets with changes in fair value recorded in gain on sale of mortgage loans on the accompanying consolidated statement of operations. In measuring the fair value of rate lock commitments, the amount of the expected gain on sale of the loans is included in the valuation. This value is calculated adjusting for an anticipated fallout factor for loan commitments that will never be funded. This policy of recognizing the value of the derivative has the effect of recognizing the gain from mortgage loans before the loans are sold. Rate lock commitments expose the Company to interest rate risk. The Company manages that risk by entering into forward sales contracts, which are recorded at fair value with changes in fair value reported in gain on sale of mortgage loans.

7.    INCOME TAXES

      The components of the provision for income tax expenses for the years ended December 31, 2003, 2002, and 2001 are as follows:



                                                  2003                2002              2001
                                               -----------         -----------         -----------
          Current:
            Federal provision                  $ 2,568,349         $   774,868         $    40,000
            State provision                        393,300             146,700                  --
                                               -----------         -----------         -----------

                                                 2,961,649             921,568              40,000
                                               -----------         -----------         -----------

          Deferred:
            Federal (benefit) provision           (395,351)            (31,120)            383,716
            State (benefit) provision              (75,981)             (5,327)             65,684
                                               -----------         -----------         -----------

                                                  (471,332)            (36,447)            449,400
                                               -----------         -----------         -----------

                                               $ 2,490,317         $   885,121         $   489,400
                                               ===========         ===========         ===========



FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


      Income taxes for the years ended December 31, 2003, 2002, and 2001 differ from the amount computed by applying the federal statutory corporate rate to earnings before income taxes as summarized below:


                                                               2003               2002                 2001
                                                           -----------         -----------         -----------
          Provision based on Federal income
            tax rate                                       $ 2,416,181         $   799,741         $   441,265
          State income taxes net of Federal benefit            211,750              85,384              49,731
          Nontaxable income, net                              (137,325)                 --                  --
          Other                                                   (289)                 (4)             (1,596)
                                                           -----------         -----------         -----------

                                                           $ 2,490,317         $   885,121         $   489,400
                                                           ===========         ===========         ===========




      The components of net deferred income taxes at December 31, 2003 and 2002 are as follows:


                                                               2003              2002
                                                            ----------        ----------
          Deferred income tax assets:
            Net operating loss carryforwards                $1,471,322        $1,728,963
            Allowance for loan losses                        3,206,242         2,473,645
            Loan fees                                          273,479           195,402
            Other                                                1,493            37,769
                                                            ----------        ----------

                                                             4,952,536         4,435,779
                                                            ----------        ----------

          Deferred income tax liabilities:
            Accumulated depreciation                           226,850           150,108
            Unrealized gain on investment securities            73,979           291,818
            Other                                               53,785            85,102
                                                            ----------        ----------

                                                               354,614           527,028
                                                            ----------        ----------

          Deferred income tax assets, net                   $4,597,922        $3,908,751
                                                            ==========        ==========



      At December 31, 2003 and 2002, the Company had tax net operating loss carryforwards of approximately $3,910,000 and $4,595,000, respectively. Such carryforwards expire as follows: $1,550,000 in 2007, $1,620,000 in 2008, $92,000 in 2009, $369,000 in 2012, and $279,000 in 2018. A change in ownership on August 4, 1998, as defined in section 382 of the Internal Revenue Code, limits the amount of net operating loss carryforwards utilized each year to approximately $700,000. Unused limitations from each year accumulate in successive years.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


      At December 31, 2003 and 2002, the Company assessed its earnings history and trends over the past three years, its estimate of future earnings, and the expiration dates of the loss carryforwards and has determined that it is more likely than not that the deferred tax assets will be realized. Accordingly, no valuation allowance is recorded at December 31, 2003 and 2002.

8.    DEPOSITS

      Interest-bearing deposits at December 31, 2003 and 2002 are summarized as follows:


                                             2003                2002
                                         ------------        ------------
          Interest-bearing demand        $ 59,056,481        $ 52,803,427
          Regular savings                  97,679,405          66,940,672
          Money market accounts            31,676,249          19,210,512
          Time $100,000 and over          382,091,082         314,852,717
          Other time                       91,462,134          69,707,230
                                         ------------        ------------
                                         $661,965,351        $523,514,558
                                         ============        ============


      At December 31, 2003, the scheduled maturities of time deposits are as follows:


          2004                  $278,940,833
          2005                    62,009,236
          2006                    35,356,570
          2007                    55,585,789
          2008                    29,908,258
          Thereafter              11,752,530
                                ------------
          Total                 $473,553,216
                                ============

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


9.    OTHER BORROWED FUNDS

      Other borrowed funds at December 31, 2003 and 2002 are summarized as follows:



                                                                                            2003               2002
                                                                                         -----------        -----------
          Treasury tax and loan deposits                                                 $ 3,353,526        $ 2,421,898

          Federal Home Loan Bank advance, principal due upon
            maturity on July 6, 2010, subject to early termination;
            interest, due quarterly, is fixed at 5.90%                                     5,000,000          5,000,000

          Federal Home Loan Bank advance, principal due upon
            maturity on September 14, 2011, subject to early
            termination; interest, due quarterly, is fixed at 4.80%                        2,500,000          2,500,000

          Federal Home Loan Bank advance, principal due upon
            maturity on April 29, 2008, subject to early
            termination; interest, due monthly, is fixed at 3.36%                          2,800,000                 --

          Federal Home Loan Bank advance, principal payments
            of $6,667 due quarterly until maturity on July 16, 2018;
            interest, due monthly, is fixed at 4.27%                                         393,334                 --

          SunTrust Revolving Line of Credit, principal due
            upon maturity on July 31, 2004; interest, due quarterly, is adjustable
            based on the 30-day LIBOR plus 1.75%, 2.87% at December 31, 2003               7,500,000                 --

          SunTrust Non-Revolving Line of Credit, principal due
            upon maturity on March 31, 2004; interest, due quarterly, is adjustable
            based on the 30-day LIBOR plus 3.00%, 4.12% at December 31, 2003               2,500,000                 --
                                                                                         -----------        -----------
                                                                                         $24,046,860        $ 9,921,898
                                                                                         ===========        ===========



      Treasury tax and loan deposits are generally repaid within 1 to 120 days from the transaction date.

      The Federal Home Loan Bank of Atlanta has the option to convert the $2,500,000 advance outstanding at December 31, 2003 into a three-month LIBOR-based floating rate advance September 14, 2006, and any payment date thereafter with at least two business days' prior notice to the Company. If the Federal Home Loan Bank elects to convert the advance, then the Company may elect, with at least two-business days' prior written notice, to terminate in whole or in part the transaction without payment of a termination amount on any subsequent payment date. The Company may elect to terminate the advance and pay a prepayment penalty, with two days' prior written notice, if the Federal Home Loan Bank does not elect to convert this advance.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


      The Federal Home Loan Bank advances are secured by certain mortgage loans receivable of approximately $36,922,000 at December 31, 2003.

      The SunTrust Revolving Line of Credit and the SunTrust Non-Revolving Line of Credit are secured by first assignment of 100% of subsidiary bank stock, Florida Bank, N.A. at December 31, 2003. In addition, any funds raised either through the issuance of common stock or convertible preferred securities are first to be applied to paying down this loan.

10.   COMMITMENTS

      LEASES--The Company has entered into certain noncancelable operating leases and subleases for office space and office property. Lease terms are generally for 5 to 20 years, and in many cases, provide for renewal options. Rental expense for 2003, 2002, and 2001 was approximately $1,148,000, $852,000, and $705,000, respectively. Rental income for 2003,
      2002, and 2001 was approximately $7,000, $27,000, and $45,000, respectively. Both rental expense and rental income are included in net occupancy and equipment expense in the accompanying consolidated statements of operations. The following is a schedule of future minimum lease payments at December 31, 2003:


                               Payments for
                             Operating Leases
                             -----------------

          2004                   $ 920,000
          2005                     785,000
          2006                     806,000
          2007                     714,000
          2008                     511,000
          Thereafter             2,417,000
                                ----------
                                $6,153,000




      FEDERAL RESERVE REQUIREMENT--The Federal Reserve Board requires that certain banks maintain reserves, based on their average deposits, in the form of vault cash and average deposit balances at a Federal Reserve Bank. The requirement as of December 31, 2003 and 2002 was approximately $12,234,000 and $8,946,000, respectively.

      LITIGATION--Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Company's consolidated financial statements.

      INCENTIVE AGREEMENT--Senior management of the Mortgage Banking Division of Florida Bank, N.A. has an incentive compensation agreement whereby they are entitled to a percentage of the pretax profits of the Mortgage Banking Division based on predetermined incentive targets. In 2003 and 2002, approximately $3,697,000 and $79,000, respectively, was expensed related to this agreement.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


11.      EMPLOYEE BENEFIT PLANS

      In April 2003, the Florida Bank, N.A. initiated the SERP Plan in which participation is limited to selected executives of the Florida Bank, N.A. who elect to participate in the SERP Plan. The SERP Plan provides defined benefits based on years of service and final average compensation. Florida Bank, N.A. uses a December 31 measurement date for the SERP Plan.

      The following table presents a reconciliation of prior and ending balances of the Projected Benefit Obligation and the fair market value of plan assets:


                                                                  2003
                                                              -----------

          Change in benefit obligation:
            Benefit obligation as of April 1, 2003            $ 1,061,208
            Service cost                                          191,884
            Interest cost                                          53,258
            Actuarial losses                                      261,726
                                                              -----------

            Benefit obligation at end of year                   1,568,076
                                                              -----------

            Fair value of plan assets at end of year                   --
                                                              -----------

            Funded status                                      (1,568,076)
            Unrecognized prior service costs                    1,011,256
            Unrecognized net actuarial loss                       261,726
                                                              -----------

            Net amount recognized                             $  (295,094)
                                                              ===========



      Amounts recognized in the consolidated statement of financial position consist of:


                                                                   2003
                                                                 ---------

          Accrued benefit liability                              $(929,162)
          Intangible asset                                         634,068
                                                                 ---------

          Net amount recognized                                  $(295,094)
                                                                 =========



      The projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets for the SERP Plan at December 31, 2003 was approximately $1,568,000, $929,000, and $0, respectively.

      The following table provides the components of net periodic pension cost:




                                                                   2003
                                                                 ---------

          Service cost                                           $ 191,884
          Interest cost                                             53,258
          Amortization of prior service cost                        49,952
                                                                 ---------

          Net Periodic Pension costs                             $ 295,094
                                                                 =========

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


      In order to determine the benefit obligations at December 31, 2003, a discount rate of 6.00% and a rate of compensation increase of 5.00% were used. A discount rate of 7.00% and a rate of compensation increase of 5.00% were used to determine the net periodic benefit cost for the year ended December 31, 2003. Florida Bank, N.A. does not expect to contribute to its SERP Plan in 2004.

      The Company has a 401(k) defined contribution benefit plan (the "401(k) Plan") which covers substantially all of its employees. The Company matches 50% of employee contributions to the 401(k) Plan, up to 6% of all participating employees' compensation. The Company contributed approximately $211,000, $144,000, and $136,000 to the 401(k) Plan in 2003,
      2002, and 2001, respectively.

12.   SHAREHOLDERS' EQUITY

      SERIES B PREFERRED STOCK

      On June 29, 2001, the Company issued 100,401 shares of Series B preferred stock. On July 24, 2001, the Company issued an additional 1,882 shares of Series B preferred stock. All Series B preferred shares were issued for $68.00 per share through a private placement.

      CONVERSION RIGHTS--Each share of preferred stock is convertible into ten shares of the Company's common stock at a price of $6.80 per share (subject to adjustment for stock splits, stock dividends, etc.). The preferred stock will be automatically converted to common stock upon the following events: 1) change in control, 2) if the average closing price of the Company's common stock for any 30 consecutive trading day period is at or above $8.00 per share, or 3) the consummation of an underwritten public offering at a price of $8.00 per share or greater of the Company's common stock.

      DIVIDENDS--Cumulative cash dividends accrue at 7% annually and are payable quarterly in arrears.

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

      DIVIDENDS--Noncumulative cash dividends accrue at 5% annually through December 31, 2003 and at 3.75% annually thereafter. Dividends are payable quarterly in arrears.

      LIQUIDATION PREFERENCE--In the event of any liquidation, dissolution, or winding up of affairs of the Company, the holders of Series C preferred stock at the time shall receive $100.00 per share plus an amount equal to accrued and unpaid dividends thereon through and including the date of distribution prior to any distribution to holders of common stock. The liquidation preference at December 31, 2003 was $5,063,699.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


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

      In 2003, 12,800 warrants were exercised, leaving 68,000 warrants outstanding as of December 31, 2003. The shares of Company common stock delivered upon exercise have not been registered with the Securities and Exchange Commission, and the transfer of such shares is restricted.

      INCENTIVE STOCK

      During 2001, the Company's Board of Directors approved the Amended and Restated Incentive Compensation Plan (the "Incentive Plan") for all full-time senior officers and other officers and employees so designated by the Chief Executive Officer. The amendments to this Incentive Plan permit the issuance of common stock to officers and employees as incentive awards. Previously, the incentive awards were paid in cash. The Company has reserved 300,000 shares of common stock for issuance pursuant to the Incentive Plan. Upon attainment of the required goals, the officer would be awarded shares in the Company based on a pre-established vesting schedule. In 2003 and 2002, the Company awarded 104,839 and 59,029 shares under the Incentive Plan at a weighted average grant price of $10.81 and $6.14, respectively, based upon the closing share price on the date of grant. Compensation expense included in earnings is approximately $339,000 and $121,000 for 2003 and 2002, respectively.

      EMPLOYEE STOCK PURCHASE PLAN

      On January 22, 1999, the Board of Directors of the Company adopted the Employee Stock Purchase Plan (the "Plan"). The Plan was approved by the Company's shareholders at the Company's 1999 Annual Meeting of Shareholders on April 23, 1999. The Plan provides for the sale of not more than 200,000 shares of common stock to eligible employees of the Company pursuant to one or more offerings under the Plan. The purchase price for shares purchased pursuant to the Plan is the lesser of (a) 85% of the fair market value of the common stock on the grant date or, if no shares were traded on that day, on the last day prior thereto on which shares were traded or (b) an amount equal to 85% of the fair market value of the common stock on the exercise date or, if no shares were traded on that day, on the last day prior thereto on which shares were traded. Shares purchased by employees were approximately 31,000, 41,000, and 50,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


      STOCK OPTIONS

      The Company applies the intrinsic value-based method of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, to account for its stock plans. See Stock Options in NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for a presentation of pro forma net income and earnings per share information pursuant to the disclosure requirements of SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, and a description of the Amended and Restated 1998 Stock Option Plan.

      The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for options granted in 2003, 2002, and 2001, respectively: dividend yield of 0%, expected volatility of 29.54%, 32.08%, and 32.27%, risk-free interest rate of 2.15%, 3.48%, and 4.57%, and an expected life of three years.

      A summary of the status of fixed stock option grants under the Company's stock-based compensation plans as of December 31, 2003, 2002, and 2001 and changes during the years ending on those dates is presented below:


                                                      2003                      2002                        2001
                                             -----------------------   ----------------------  -------------------------------
                                                          Weighted -               Weighted -                  Weighted -
                                                           Average                  Average                     Average
                                                           Exercise                 Exercise                    Exercise
                                             Options        Price      Options        Price    Options           Price
                                             -------      ---------    -------     ---------   -------          ---------
          Outstanding -
              Beginning of year             904,098         $8.68      850,348         $8.63      816,948         $8.76
          Granted                            92,600          9.10       94,900          7.93       62,650          6.52
          Cancelled                         (15,174)         7.72      (34,087)         9.09      (29,250)         7.73
          Exercised                          (6,498)         6.50       (7,063)         6.58           --            --
                                             ------                     ------                    -------
          Outstanding -
              End of year                   975,026         $8.64      904,098         $8.68      850,348         $8.63
                                            =======                    =======                   ========         ==

          Options exercisable
            at year end                     815,867         $8.64      730,833         $8.84      652,291         $9.04

          Weighted average fair
            value of options
            granted during the year           $2.09                      $2.07                      $1.80




      The following table summarizes information related to stock options outstanding at December 31, 2003:



                                                                Weighted-
                                                                 Average
                   Exercise                  Options            Remaining    Exercise          Options      Exercise
                    Price                  Outstanding            Life         Price         Exercisable      Price
                --------------             -----------          ---------    --------        -----------    --------
                $5.25 - $6.75                325,369              6.45        $ 6.42           298,266        $ 6.40
                $7.98 - $11.37               649,657              5.62        $ 9.75           517,601        $ 9.94



FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


13.   RESTRICTION ON DIVIDENDS, LOANS, AND ADVANCES

      Federal and state bank regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank's capital stock and surplus on a secured basis.

      At December 31, 2003, the Bank's retained earnings available for the payment of dividends was approximately $11,207,000. Accordingly, approximately $69,809,000 of the Company's equity in the net assets of the Bank was restricted at December 31, 2003. Funds available for loans or advances by the Bank to the Company amounted to approximately $6,971,000.

      In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

14.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

      The Company originates financial instruments with off-balance sheet risk in the normal course of business, usually for a fee, primarily to meet the financing needs of its customers. The financial instruments include commitments to fund loans, letters of credit, and unused lines of credit. These commitments involve varying degrees of credit risk; however, management does not anticipate losses upon the fulfillment of these commitments.

      At December 31, 2003, financial instruments having credit risk in excess of that reported in the balance sheet totaled approximately $221,790,000.

15.   TRUST PREFERRED SECURITIES

      As of December 31, 2003, the Company has participated in five pooled trust preferred offerings. In connection with the transaction, the Company, through its subsidiary trusts, Florida Banks Statutory Trust I ("Statutory Trust 1"), Florida Banks Statutory Trust II ("Statutory Trust II"), Florida Banks Statutory Trust III ("Statutory Trust III"), Florida Banks Capital Trust I ("Capital Trust I"), and Florida Banks Capital Trust II ("Capital Trust II"), issued $20,000,000 in trust preferred securities.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


      The terms of the trust preferred offerings are summarized as follows:




  Preferred Trust          Amount                 Dividend Rate                Par Call Option           Maturity
  ---------------          ------                 -------------                ---------------           --------
Statutory Trust I           $ 6,000,000   3-month LIBOR plus 3.60%           December 18, 2006       December 18, 2031
                                          (4.75% at December 31, 2003)

Statutory Trust II            3,000,000   3-month LIBOR plus 3.75%           December 26, 2007       December 19, 2032
                                          (4.90% at December 31, 2003)

Statutory Trust III           3,000,000   3-month LIBOR plus 3.10%           June 26, 2008           June 26, 2033
                                          (4.25% at December 31, 2003)

Capital Trust I               4,000,000   3-month LIBOR plus 3.65%           June 30, 2007           June 28, 2032
                                          (4.80% at December 31, 2003)

Capital Trust II              4,000,000   6-month LIBOR plus 3.70%           April 22, 2007          April 10, 2032
                           ------------   (4.92% at December 31, 2003)
                           $ 20,000,000
                           ============

      In accordance with SFAS No. 150, the trust preferred securities are reflected as a liability in the Company's accompanying consolidated balance sheets as of December 31, 2003.

16.   SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

      Supplemental disclosure of cash flow information:



                                                               2003                2002                 2001
                                                            -----------        -----------        -----------
          Cash paid during the year for interest
            on deposits and borrowed funds                  $15,963,308        $15,630,556        $15,890,571

          Cash paid for income taxes, net of refunds        $ 2,552,572        $   275,000        $        --




      Supplemental schedule of noncash investing and financing activities:



                                                                 2003               2002               2001
                                                             -----------         -----------        -----------
          Proceeds from demand deposits used to
            purchase shares of common stock under
            the employee stock purchase plan                 $   223,144         $   210,770        $   227,088

          Loans transferred to real estate owned             $ 1,173,425         $   652,500        $ 2,867,827

          Increase in fair market value of derivative
            instruments used to hedge interest rate
            exposure on time deposits                        $(2,181,170)        $ 2,085,117        $    17,776




FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


17.   QUASI-REORGANIZATION

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

18.   CONDENSED FINANCIAL INFORMATION OF FLORIDA BANKS, INC. (PARENT ONLY)

      The following represents the parent only condensed balance sheets as of December 31, 2003 and 2002 and the related condensed statements of operations and cash flows for the years ending December 31, 2003, 2002, and 2001.



          Condensed Balance Sheets                                               2003                2002
                                                                             ------------         ------------
          Assets:
            Cash and repurchase agreements                                   $    557,422         $  1,951,961
            Available for sale investment securities, at
              fair value (cost $733,242 and $3,292,213, respectively)             768,279            3,418,212
            Premises and equipment, net                                           263,699              170,091
            Accrued interest receivable                                             3,436               21,591
            Deferred income taxes, net                                          4,658,717            2,555,217
            Prepaid and other assets                                              583,465               52,301
            Investment in bank subsidiary                                      80,997,712           61,585,109
            Investment in other subsidiaries                                      695,317              536,215
                                                                             ------------         ------------
                    Total Assets                                             $ 88,528,047         $ 70,290,697
                                                                             ============         ============

          Liabilities and Shareholders' Equity:
            Subordinated debentures payable to subsidiary trust              $ 20,134,395         $ 17,000,092
            Other borrowed funds                                               10,000,000                   --
            Accounts payable and accrued expenses                                 599,731              326,730

          Shareholders' Equity:
            Preferred stock                                                     5,000,000            5,000,000
            Common stock                                                           68,383               67,684
            Additional paid-in capital                                         53,008,095           52,287,390
            Accumulated deficit                                                  (405,174)          (4,874,873)
            Accumulated other comprehensive income,
              net of tax                                                          122,617              483,674
                                                                             ------------         ------------
                    Total Liabilities and Shareholders' Equity               $ 88,528,047         $ 70,290,697
                                                                             ============         ============


FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------





          Condensed Statements of Operations                                    2003                 2002                2001
                                                                            ------------         ------------         ------------
          Interest income on loans, including fees                                               $        496         $     18,719
          Interest income on investment securities                          $    117,436              318,230              666,051
          Other interest income                                                    5,136               34,811               80,748
          Other income                                                                --                   --              436,948
                                                                            ------------         ------------         ------------

                    Total income                                                 122,572              353,537            1,202,466
                                                                            ------------         ------------         ------------

          Equity in undistributed income of bank subsidiary                    7,735,263            3,379,436            1,654,552
          Equity in undistributed income (loss) of subsidiary                     58,672                 (151)                (155)
          Expenses                                                            (5,118,334)          (3,419,569)          (2,557,156)
          Income tax benefit                                                   1,857,827            1,153,805              508,732
                                                                            ------------         ------------         ------------

          Net income                                                        $  4,656,000         $  1,467,058         $    808,439
                                                                            ============         ============         ============

          CONDENSED STATEMENTS OF CASH FLOWS

          Operating activities:
            Net income                                                      $  4,656,000         $  1,467,058         $    808,439
            Adjustments to reconcile net income to net
              cash used in operating activities:
                Equity in undistributed income of Florida Bank, N.A           (7,735,263)          (3,379,436)          (1,654,552)
                Equity in (income) loss of Florida Bank
                  Financial Servicies, Inc.                                      (58,672)                 151                  155
                Depreciation and amortization                                     71,215               62,618               65,353
                Restricted stock grants                                          338,704              120,844                   --
                Deferred income tax benefit                                   (2,069,271)          (1,428,805)            (548,731)
                Transfer from affiliate, net                                      (5,265)              (3,079)                  --
                Gain on sale of investment securities                                 --                   --              (73,988)
                Accretion of discounts on investments, net                       (15,196)             (15,466)             (16,687)
                Amortization of debt issuance costs                              131,304               70,445                   --
                Benefit for loan losses                                               --                   --              (10,000)
                Amortization of loan premiums                                         --                   --                1,225
                Decrease in accrued interest receivable                           18,155               17,312               41,150
                (Decrease) increase in due to Florida Bank, N.A                       --              (92,318)              92,318
                (Increase) decrease in prepaid and other assets                 (531,164)             173,277              (92,775)
                Increase in accounts payable and accrued expenses                273,001              145,997               98,253
                                                                            ------------         ------------         ------------
                    Net cash used in operating activities                     (4,926,452)          (2,861,402)          (1,289,840)
                                                                            ------------         ------------         ------------

            Investing activities:
              Purchase of premises and equipment                                (159,558)              (8,410)             (62,353)
              Proceeds from sales, paydowns, and maturities
                of investment securities                                       2,574,167            2,928,012            5,865,516
              Net decrease in loans                                                   --                   --            1,073,535
              Purchase of common stock of Florida Bank
                Preferred Trusts                                                 (93,000)            (341,000)            (186,000)
              Capital contributed to Florida Bank
                Financial Services, Inc.                                          (7,430)                  --                   --
              Capital contributed to Florida Bank, N.A                       (11,981,664)         (14,000,000)          (9,500,000)
                                                                            ------------         ------------         ------------
                    Net cash used in investing activities                     (9,667,485)         (11,421,398)          (2,809,302)
                                                                            ------------         ------------         ------------


FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------

                                                                         2003                2002                2001
                                                                     ------------       ------------       ------------
        Financing activities:
          Decrease in repurchase agreements                                             $ (1,000,000)      $ (9,143,000)
          Payment of debt issuance costs                             $    (90,001)          (196,353)                --
          Proceeds from issuance of common stock, net                     223,144            210,770            227,088
          Proceeds from the issuance of preferred stock, net                   --          5,000,000          6,806,470
          Proceeds from the issuance of subordinated debt, net          3,093,000         11,121,000          6,005,000
          Proceeds from other borrowings                               10,000,000                 --                 --
          Preferred dividends paid                                       (186,301)          (262,775)          (127,373)
          Proceeds from the exercise of stock options/warrants, net       159,556             46,472                 --
          Purchase and retirement of common stock                              --                 --           (359,361)
                                                                     ------------       ------------       ------------
                Net cash provided by financing activities              13,199,398         14,919,114          3,408,824
                                                                     ------------       ------------       ------------

      Net (decrease) increase in cash and cash equivalents             (1,394,539)           636,314           (690,318)
      Cash and cash equivalents at beginning of year                    1,951,961          1,315,647          2,005,965
                                                                     ------------       ------------       ------------
      Cash and cash equivalents at end of year                       $    557,422       $  1,951,961       $  1,315,647
                                                                     ============       ============       ============




19.   REGULATORY MATTERS

      The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 2003 and 2002, notifications from the Office of the Comptroller of the Currency categorized the Bank as well capitalized, under the regulatory framework for prompt corrective action. To be categorized as adequately or well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


      The Company's and Bank's actual capital amounts and ratios are presented in the following table.



                                                                                               To Be Well
                                                                                             Capitalized Under
                                                                for Capital                 Prompt Corrective
                                        Actual                Adequacy Purposes             Action Provisions
                                ------------------------    --------------------         -----------------------
                                 Amount        Ratio          Amount         Ratio          Amount           Ratio
As of December 31, 2003:
  Total capital
    (to risk-weighted assets)
      Florida Banks, Inc.        $86,727,000     10.95%  >     $ 63,362,000 >      8.00%          N/A           N/A
                                                         -                  -
      Florida Bank, N.A.          89,949,000     11.41   >       63,067,000 >      8.00 >     $ 78,834,000 >   10.00%
                                                         -                  -           -                  -

  Tier I capital
    (to risk-weighted assets)
      Florida Banks, Inc.         77,088,000      9.73  >        31,681,000 >     4.00            N/A           N/A
                                                        -                   -
      Florida Bank, N.A.          80,892,000     10.26  >        31,534,000 >     4.00 >       47,300,000 >    6.00
                                                        -                   -          -                  -

  Tier I capital
    (to average assets)
      Florida Banks, Inc.         77,088,000      8.24  >        37,400,000 >     4.00            N/A           N/A
                                                        -                   -
      Florida Bank, N.A.          80,892,000      8.65  >        37,400,000 >     4.00 >       46,750,000 >    5.00
                                                        -                   -          -                  -




                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                   for Capital                  Prompt Corrective
                                       Actual                   Adequacy Purposes               Action Provisions
                               --------------------------      ---------------------          -----------------------
                                 Amount         Ratio          Amount          Ratio          Amount           Ratio
AS OF DECEMBER 31, 2002:
  Total capital
    (to risk-weighted assets)
      Florida Banks, Inc.        $ 76,216,000      11.92% >       $ 51,160,000 >       8.00%           N/A            N/A
                                                          -                 -
      Florida Bank, N.A.           68,443,000      10.75  >         50,920,000 >       8.00  >     $ 63,650,000 >    10.00%
                                                          -                    -             -                  -

  Tier I capital
    (to risk-weighted assets)
      Florida Banks, Inc.          68,953,000      10.78  >         25,580,000 >       4.00           N/A             N/A
                                                          -                    -
      Florida Bank, N.A.           61,180,000        9.6  >         25,460,000 >       4.00 >       38,190,000 >      6.00
                                                          -                    -            -                  -

  Tier I capital
    (to average assets)
      Florida Banks, Inc.          68,953,000        9.9  >         27,655,000 >       4.00            N/A            N/A
                                                          -                    -
      Florida Bank, N.A.           61,180,000        8.9  >         27,280,000 >       4.00 >       34,100,000  >     5.00
                                                          -                    -            -                   -


FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


20.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used by the Company in estimating financial instrument fair values:

      GENERAL COMMENT--The financial statements include various estimated fair value information as required by SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Company. Furthermore, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

      CASH AND CASH EQUIVALENTS--Cash and due from banks, federal funds sold, and repurchase agreements are repriced on a short-term basis; as such, the carrying value closely approximates fair value.

      INVESTMENT SECURITIES--Fair values for available for sale and held to maturity securities are based on quoted market prices, if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

      OTHER INVESTMENT SECURITIES--Fair value of the Bank's investment in Federal Reserve Bank stock and Federal Home Loan Bank stock is based on its redemption value, which is its cost of $100 per share.

      MORTGAGE LOANS HELD FOR SALE--Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

      LOANS HELD FOR INVESTMENT--For variable rate loans that reprice frequently, the carrying amount is a reasonable estimate of fair value. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

      DERIVATIVE INSTRUMENTS--Fair values of derivative instruments are based on quoted market prices, if available. If quoted market prices are not available, fair values are determined based on a cash flow model using market assumptions.

      DEPOSITS--The fair value of demand deposits, savings deposits, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed rate certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly time deposit maturities.

      REPURCHASE AGREEMENTS--The carrying amounts of repurchase agreements approximates the estimated fair value of such liabilities due to the short maturities of such instruments.

      OTHER BORROWED FUNDS--For treasury tax and loan deposits, the carrying amount approximates the estimated fair value of such liabilities due to the short maturities of such instruments. The fair value of the Federal Home Loan Bank advances are based on quoted market prices. The carrying value of the SunTrust Lines of Credit approximated fair value as the interest rates adjust monthly.

      TRUST PREFERRED SECURITIES--The fair value of the Company's trust preferred securities approximates the estimated fair value as such liabilities reprice frequently based on a quoted market rate of interest.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


      A comparison of the carrying amount to the fair values of the Company's significant financial instruments as of December 31, 2003 and 2002 is as follows:


                                                                               2003                       2002
                                                                      ----------------------      ----------------------
                                                                      Carrying        Fair        Carrying         Fair
          (Amounts in Thousands)                                       Amount         Value        Amount          Value
                                                                      --------       ------       ---------      -------
          Financial assets:
            Cash and cash equivalents                                  $112,130      $112,130      $ 89,480      $ 89,480
            Available for sale investment securities                     53,282        53,282        50,931        50,931
            Held to maturity investment securities                           --            --           228           299
            Other investments                                             3,604         3,604         2,493         2,493
            Mortgage loans held for sale                                 66,495        66,495        54,674        54,674
            Loans held for investment                                   691,317       705,563       550,974       551,469
            Derivative instruments                                           --            --         2,322         2,322

          Financial liabilities:
            Deposits                                                   $796,613      $799,137      $664,910      $667,897
            Repurchase agreements                                        33,508        33,508         4,654         4,654
            Other borrowed funds                                         24,047        23,553         9,922         8,831
            Derivative instruments                                          265           265            --            --
            Trust preferred securities                                   20,000        20,000        16,473        16,473

          Off-balance sheet credit related financial instruments:
              Commitments to extend credit                             $221,790      $221,790      $193,443      $193,443





21.   EARNINGS PER COMMON SHARE

      Earnings per common share have been computed based on the following.


                                                        2003              2002             2001
                                                     -----------       -----------       -----------
          Net income                                 $ 4,656,000       $ 1,467,058       $   808,439

          Less preferred stock dividends                (250,000)         (140,058)         (250,091)
                                                     -----------       -----------       -----------

          Net income applicable to common stock      $ 4,406,000       $ 1,327,000       $   558,348
                                                     ===========       ===========       ===========

          Weighted average number of common
            shares outstanding - Basic                 6,800,776         6,442,022         5,703,524

          Incremental shares from the assumed
            conversion of stock options                  264,110            89,597             2,738
                                                     -----------       -----------       -----------

          Total - Diluted                              7,064,886         6,531,619         5,706,262
                                                     ===========       ===========       ===========


FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


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

22.   GUARANTEES

      The Company issues standby letters of credit to provide credit support for some creditors in case of default. As of December 31, 2003, the carrying amount of the liability was $66,000 and the maximum potential payment was $11,035,000.

      The Company also sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the loan's origination process. The defects are categorized as documentation errors, underwriting error, and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no defects, the Company has no commitment to repurchase the loan. The maximum exposure to cover the estimated loss exposure related to the loan origination process defects that are inherent within this portfolio as of December 31, 2003 represents the principal balance of the loan portfolio (approximately $1,098,980,000). The fair value of the liability recorded in the accompanying consolidated balance sheets as of December 31, 2003 is approximately $86,000.

23.   SEGMENT REPORTING

      Prior to October 1, 2002, the Company had one reporting segment. However, in October 2002, the Company started a mortgage banking division which is managed as a segment. Accordingly, during 2002 the Company has two reporting segments, the commercial bank, and the mortgage bank. The commercial bank segment provides its commercial customers such products as working capital loans, equipment loans and leases, commercial real estate loans, and other business related products and services. This segment also offers mortgage loans to principals of its commercial customers. The mortgage bank segment originates mortgage loans through its network of mortgage brokers and sells these loans (on a wholesale basis) into the secondary market.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


      Information about reportable segments and reconciliation of such information to the consolidated financial statements as of and for the year ended December 31, follows:



                2003                        Commercial         Mortgage                           Intersegment       Consolidated
                                               Bank              Bank             Other           Eliminations           Total
                                           ------------      ------------      ------------       ------------       ------------
          Net interest income              $ 23,115,028      $  4,072,917      $   (511,426)      $         --       $ 26,676,519

          Noninterest income                  4,524,644        11,078,767                --                 --         15,603,411

          Noninterest expense                16,688,814        11,024,542         4,484,336                 --         32,197,692

          Income (loss) before taxes          8,014,937         4,127,142        (4,995,762)                --          7,146,317

          Assets                            869,268,635        68,990,933        88,528,047        (82,326,716)       944,460,899

          Expenditures for additions
            to premises and equipment         1,066,062           423,415           159,558                 --          1,649,035




                2002                        Commercial         Mortgage                           Intersegment       Consolidated
                                               Bank              Bank             Other           Eliminations           Total
                                           ------------      ------------      ------------       ------------       ------------
          Net interest income              $ 18,943,155      $     61,645      $    338,204       $         --       $ 19,343,004

          Noninterest income                  2,684,723         1,355,036                --                 --          4,039,759

          Noninterest expense                13,689,351           911,222         3,404,236                 --         18,004,809

          Income (loss) before taxes          4,912,752           505,459        (3,066,032)                --          2,352,179

          Assets                            694,561,605        55,234,735        70,290,697        (64,021,487)      $756,065,550

          Expenditures for additions
            to premises and equipment         2,398,326           561,600             8,410                 --          2,968,336




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

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


      The Company does not have operating segments other than those reported. Parent Company financial information is included in the other category above and is deemed to represent an overhead function rather than an operating segment.

      The Company does not have a single external customer from which it derives 10% or more of its revenues and operates in one geographical area.

24.   RELATED PARTY TRANSACTIONS

      The Company lends to shareholders, directors, officers, and their related business interests on substantially the same terms as loans to other individuals and businesses of comparable credit worthiness. Such loans outstanding were approximately $5,321,000 and $2,364,000 at December 31, 2003 and 2002, respectively.

      Deposits from related parties held by the Company at December 31, 2003 and 2002 were approximately $18,033,000 and $3,772,000, respectively.

      On September 9, 2002, Florida Bank, N.A. purchased a parcel of land for the purpose of future construction of a corporate headquarters and the Jacksonville banking office. A director of the Company was among the 11 sellers of the property. The purchase price was $905,084, which did not exceed an independent appraisal of the property which was conducted prior to the purchase. This property was subsequently sold during 2003.

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONTINUED)
--------------------------------------------------------------------------------


25.   SUMMARIZED QUARTERLY DATA (UNAUDITED)

      Following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002:




                                                                                  Fiscal Quarter
                                                        --------------------------------------------------------------------
                                                         First          Second         Third          Fourth         Total
                                                        --------       --------       --------       --------       --------
          $ in Thousands, Except Per Share Amounts

                  2003
            Interest income                             $  9,799       $ 11,161       $ 11,215       $ 11,393       $ 43,568
            Interest expense                               3,940          4,183          4,425          4,343         16,891
                                                        --------       --------       --------       --------       --------

            Net interest income                            5,859          6,978          6,790          7,050         26,677
            Provision for loan losses                        889            964            599            484          2,936
                                                        --------       --------       --------       --------       --------

            Net interest income after provision
              for loan losses                              4,970          6,014          6,191          6,566         23,741
            Noninterest income                             3,684          5,168          3,328          3,423         15,603
            Noninterest expense                            7,435          9,142          7,691          7,930         32,198
                                                        --------       --------       --------       --------       --------

            Income before income taxes                     1,219          2,040          1,828          2,059          7,146
            Income tax expense                               426            671            655            738          2,490
                                                        --------       --------       --------       --------       --------

            Net income                                       793          1,369          1,173          1,321          4,656
            Preferred stock dividends                        (62)           (62)           (63)           (63)          (250)
                                                        --------       --------       --------       --------       --------

            Net income applicable to
              common shares                             $    731       $  1,307       $  1,110       $  1,258       $  4,406
                                                        ========       ========       ========       ========       ========

            Basic income per share                      $   0.11       $   0.19       $   0.16       $   0.19       $   0.65
            Diluted income per share                    $   0.11       $   0.19       $   0.16       $   0.16       $   0.62



FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (CONCLUDED)
--------------------------------------------------------------------------------




                                                                                   Fiscal Quarter
                                                        --------------------------------------------------------------------
                                                         First          Second         Third         Fourth          Total
                                                        --------       --------       --------       --------       --------
          $ in Thousands, Except Per Share Amounts

                 2002
            Interest income                             $  8,008       $  8,676       $  9,067       $  9,176       $ 34,927
            Interest expense                               3,729          3,688          4,126          4,041         15,584
                                                        --------       --------       --------       --------       --------

            Net interest income                            4,279          4,988          4,941          5,135         19,343
            Provision for loan losses                        380          1,028            699            919(1)       3,026
                                                        --------       --------       --------       --------       --------

            Net interest income after provision
              for loan losses                              3,899          3,960          4,242          4,216         16,317
            Noninterest income                               537            569            755          2,179          4,040
            Noninterest expense                            3,633          4,270          4,578          5,524         18,005
                                                        --------       --------       --------       --------       --------

            Income before income taxes                       803            259            419            871          2,352
            Income tax expense                               307             97            153            328            885
                                                        --------       --------       --------       --------       --------

            Net income                                       496            162            266            543          1,467
            Preferred stock dividends                       (120)           (20)          (140)                         (140)
                                                        --------       --------       --------       --------       --------

            Net income applicable to
              common shares                             $    376       $    142       $    266       $    543       $  1,327
                                                        ========       ========       ========       ========       ========

            Basic income per share                      $   0.07       $   0.02       $   0.04      $   0.08        $   0.21
            Diluted income per share                    $   0.07       $   0.02       $   0.04      $   0.08        $   0.20



(1) Includes an additional provision for loan losses of approximately $530,000 related to the specific reserve established against a customer's uncollected ACH account.




                                     ******