Form 10-K/A
period 2003-12-31
FLORIDA BANKS INC
filed 2004-04-29
CIK 1058802

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Purpose
PART III
Item 10. Directors and Executive Officers of the Registrant
Directors
Biographical Information
Compensation of Directors
Meetings of the Board of Directors and Committees of the Board
Compliance with Section 16(a) of the Securities Exchange Act of 1934
Corporate Governance
Executive Officers
Certain Significant Employees
Item 11. Executive Compensation
Summary Compensation Table For Fiscal Year 2003
Stock Option Grants During Fiscal 2003
Option Grants in Last Fiscal Year
Option Exercises and Values in Fiscal 2003
Aggregated Option Exercises in Last Fiscal Year and
Fiscal Year End Option Values
Employment Agreements
401(k) Profit Sharing Plan
Incentive Compensation Plan
Stock Option Plan
Employee Stock Purchase Plan
Report Of Compensation Committee On Executive Compensation
Compensation Committee Interlocks and Insider Participation
STOCKHOLDER RETURN PERFORMANCE GRAPH
COMPARISON OF CUMULATIVE TOTAL RETURN AMONG FLORIDA BANKS, INC., NASDAQ MARKET INDEX AND NASDAQ FINANCIAL INDEX
Total Return To Shareholders
Item 12. Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plan Information
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services
Principal Accounting Firm Fees
Pre-approval of Services Provided by the Independent Auditor
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Company Code of Conduct
Certification of CEP Pursuant Section 302
Certification of CFO Pursuant Section 302

Purpose

This Form 10-K/A to the 2003 Form 10-K of Florida Banks, Inc. (the “Company”) is being filed to report the information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The Board of Directors of the Company consists of 13 directors, divided into three classes, with members of each class of directors serving for staggered three-year terms. The board members and classifications are as follows:

Class I	Class II	Class III
T. Stephen Johnson	Clay M. Biddinger	P. Bruce Culpepper
J. Malcolm Jones, Jr.	Wilford C. Lyon, Jr.	Charles E. Hughes, Jr.
Nancy E. LaFoy	M. G. Sanchez	W. Andrew Krusen, Jr.
Dr. Adam W. Herbert, Jr.	T. Edwin Stinson, Jr.	David McIntosh
Kenneth Delarbre

Biographical Information

     Charles E. Hughes, Jr., age 60, has served as our President, Chief Executive Officer and director since January 1998 and as President, Chief Executive Officer, and director of Florida Bank, N.A. since its acquisition by us in August 1998. Prior to his service with us, Mr. Hughes served as Chairman of the Board, President and Chief Executive Officer of SouthTrust Bank of Florida, N.A. At SouthTrust, Mr. Hughes was responsible for negotiating bank acquisitions in Florida and overseeing the entire Florida operations for SouthTrust. Prior to joining SouthTrust, Mr. Hughes served as Executive Vice President and Chief Financial Officer of Baptist Health System, Inc., a hospital management corporation from 1990 to 1992. Prior to his service with Baptist Health System, Inc., Mr. Hughes served as Executive Vice President of Florida National Banks of Florida, Inc. and President of Florida National Bank in Jacksonville from 1983 until Florida National Bank merged with First Union National Bank in 1990.

     T. Edwin Stinson, Jr., age 51, has served as our Chief Financial Officer, Secretary, Treasurer and director since our acquisition of First National Bank of Tampa in August 1998. Mr. Stinson holds these same offices with Florida Bank, N.A. Mr. Stinson served as Executive Vice President, Chief Operating Officer and as a director of First National Bank of Tampa from 1993 until its acquisition by us in August 1998. Prior to his service with us and Florida Bank, N.A., Mr. Stinson served as the President of Florida State Bank and Emerald Coast State Bank in Northwest Florida. Mr. Stinson has been involved in the banking industry since 1978.

     M. G. Sanchez, age 69, has served as our Chairman of the Board and a director since February 1998. Since the acquisition of First National Bank of Tampa in August 1998, Mr. Sanchez has also served as Chairman of the Board of Florida Bank, N.A. Prior to his service with us, Mr. Sanchez worked independently as a bank management consultant. From 1986 to 1997, Mr. Sanchez served as President and Chief Executive Officer of The FBF Management Group, a provider of management consulting services to banks in Florida. Mr. Sanchez periodically performed contract work with T. Stephen Johnson & Associates, Inc., a financial services consulting firm. Prior to his service with The FBF Management Group, from 1979 to 1986, Mr. Sanchez served as the President and Chief Executive Officer of First Bankers Corporation of Florida, a bank holding company with nine subsidiary banks in Florida that was acquired by First Union Corporation in 1986.

Mr. Sanchez has also served as a Member of the Board of Directors for the Miami branch of the Federal Reserve Bank of Atlanta and a Member of the Governors Advisory Committee on Interstate Banking.

     Nancy E. LaFoy, age 48, has served as one of our directors since our inception and as a director of Florida Bank, N.A. since August 1998. Prior to the acquisition of First National Bank of Tampa, Ms. LaFoy served as our Secretary and Treasurer. Ms. LaFoy has served as Senior Vice President of TSJ&A, a financial services consulting firm, since 1987. Prior to her service with TSJ&A, Ms. LaFoy served as Assistant Vice President with Wachovia Corporation in Atlanta, Georgia, formerly First National Bank of Atlanta, from 1984 to 1987 and has seven years bank regulatory experience with the Federal Reserve Bank of Atlanta. Ms. LaFoy has been involved in the banking industry since 1977.

     T. Stephen Johnson, age 54, has served as one of our directors since our inception and as our Vice Chairman since February 1998. Mr. Johnson has served as a director of Florida Bank, N.A. from August 1998 until January 2003. Mr. Johnson has served as the Chairman of the Board of T. Stephen Johnson & Associates, Inc. (“TSJ&A”), a financial services consulting firm, since its inception in 1987. TSJ&A specializes in mergers, acquisitions and regulatory consulting for financial institutions. Through TSJ&A, Mr. Johnson founded and serves as Chairman Emeritus of NetB@nk, Inc., a publicly traded company which offers a full service financial bank system of home banking via the Internet. Mr. Johnson has founded and serves as Chairman of several financial services companies including: Teamstaff, a publicly traded company in the human capital management area. He is also a Director of Directo, Inc., which provides financial products/services to the un-banked market through the employer. In addition, he is the principal owner of Bank Assets, Inc., a provider of benefit programs for directors and officers of banks.

     Clay M. Biddinger, age 48, has served as one of our directors since April 1998 and as a director of Florida Bank, N.A. from August 1998 until January 2003. Mr. Biddinger is the founder of, and has served as the Chief Executive Officer of Bay4 Capital, LLC, since March of 1999. Mr. Biddinger has more than 25 years experience in the financial services industry including experience as an entrepreneur, founder, chairman, and chief executive officer of Sun Financial Group, Inc., which merged with GATX Capital in October 1995. Mr. Biddinger is also Chairman of Hyphos 360, Inc., a marketing services company.

     P. Bruce Culpepper, age 62, has served as one of our directors since April 1998 and as a director of Florida Bank, N.A. since August 1998. Mr. Culpepper has been an attorney with the Florida based law firm of Akerman Senterfitt since 1997. Mr. Culpepper is a former city commissioner of Tallahassee, Florida. His area of practice includes business litigation and administrative law. He served as general counsel for the Florida Association of Bank Holding Companies and was recognized as one of America’s leading business lawyers by Chambers U.S.A. America’s Leading Lawyers. He is a member of the University of Florida’s Sports Hall of Fame (football).

     J. Malcolm Jones, Jr., age 51, has served as one of our directors since April 1998. Mr. Jones has served as a director of Florida Bank, N.A. since August 1998. Mr. Jones is currently a private investor. From 1997 through 1999, Mr. Jones had been Senior Vice President of The St. Joe Company, a publicly traded real estate and timber company and, from 1995 to 1997, Mr. Jones served as The St. Joe Company’s Vice President and Chief Financial Officer. Mr. Jones formerly served as President, Chief Executive Officer and Vice Chairman of the Board of Florida Bank, a Florida savings bank.

     Wilford C. Lyon, Jr., age 68, has served as one of our directors since April 1998 and as a director of Florida Bank, N.A. since August 1998. Prior to his service with us, Mr. Lyon served as Chairman of the Board and Chief Executive Officer of the Independent Insurance Group, Inc., a publicly traded company. Mr. Lyon retired from that position on February 29, 1996 when the company merged with the American General Corporation, a publicly traded company. Mr. Lyon has also served on the Board of Florida National Banks of Florida, Inc. from 1983 to 1990 when it merged with First Union National Bank of Florida; and thereafter he served on the Board of First Union National Bank of Florida until 1991.

     W. Andrew Krusen, Jr., age 55, has served as one of our directors and as a director of Florida Bank, N.A. since August 1998. Mr. Krusen served as Chairman of the Board of First National Bank of Tampa from 1991 until its acquisition by us in August 1998. Since 1988, Mr. Krusen has served as Chairman of the Board of Dominion Energy and Minerals Corporation, an oil and gas concern, and is Chairman and Chief Executive Officer of Dominion Financial Group International, Inc., a merchant banking company which provides investment capital to various emerging business enterprises. Mr. Krusen is a director of publicly traded Memry Corporation and Raymond James Trust Company.

     David McIntosh, C.P.A., age 57, has served as one of our directors since April 1998 and as a director of Florida Bank, N.A. from August 1998 until January 2003. Mr. McIntosh has served as Chairman of MitBank USA, Inc., an environmental asset management company, since 1999. From 1984 until 1998, Mr. McIntosh served as the Chief Executive Officer of Gunster, Yoakley, Valdes-Fauli & Stewart, P.A., a statewide law firm. He joined Coopers & Lybrand, CPA’s, in 1969 and retired from that firm in 1984 having served as Partner-in-Charge of Tax Services in West Palm Beach.

     Dr. Adam W. Herbert, Jr., age 60, has served as one of our directors since May 2002 and as a director of Florida Bank, N.A. from May 2002 to January 2003. Dr. Herbert has served as the President of Indiana University since August 2003. Dr. Herbert previously served as Regents Professor and Executive Director of the Florida Center for Public Policy and Leadership at the University of North Florida since 2001. From 2001 to 2003, Dr. Herbert served as the Chancellor of the State University System of Florida. He previously held the position of President of the University of North Florida from 1989 to 1998. Dr. Herbert is a director of State Farm Florida Insurance Group and The St. Joe Company. From 1989 to 1998, Dr. Herbert served as a member of the Board of Directors of Barnett Bank of Jacksonville.

     Kenneth Delarbre, age 61, has served as one of our directors since February 2004 and as a director of Florida Bank, N.A. since February 2003. Mr. Delarbre has been a C.P.A. with the Florida-based Certified Public Accounting firm of Morrison & Delarbre, P.A. and Kenneth Delarbre & Company, P.A. since 1971 and is the managing shareholder of the Clearwater, Florida office. Mr. Delarbre has been in banking in Florida since 1988 and has served as Chairman of the Board and Chief Executive Officer of Gulf Bank, Dunedin from 1989 to 1993 and then served as a director of SouthTrust Bank, N.A., St. Petersburg, Florida from 1993 to 1999.

Compensation of Directors

     Each director of the Company receives a $1,000 per month retainer for his or her service on the Board of Directors. In addition, each director receives $250 for each committee meeting attended, except for members of the audit committee, who will receive $500 for each audit committee meeting attended. In January 2003, each of the non-employee directors of the Company was granted immediately exercisable stock options under the Company’s 1998 Stock Option Plan to purchase 2,000 shares at an exercise price of $9.05 per share. The per share exercise price of these options equal the fair market value per share of Common Stock at the grant date. These options will expire ten years from the date of grant. The non-employee directors of the Company were granted 2,000 shares of restricted stock in fiscal 2003 under the Company’s Incentive Compensation Plan. In addition, members of the Board of Directors are reimbursed for out-of-pocket expenses incurred in connection with attendance at Board meetings.

Meetings of the Board of Directors and Committees of the Board

     The Board of Directors held 10 meetings during the year ended December 31, 2003. Each director attended 75% or more of the aggregate number of meetings held by the Board of Directors and the committees on which they served. The Company’s Board of Directors has six standing committees — the Executive Committee, the Audit Committee, the Compensation Committee, and the Credit Policy Committee, each of which was established in May 1998, the Risk Management Committee, which was established in June 2000, and the Corporate Governance Committee, which was established in October 2002. The Board of Directors does not have a standing nominating committee, such function being reserved to the full Board of Directors.

     The Executive Committee presently consists of M.G. Sanchez, T. Stephen Johnson, Charles E. Hughes, Jr., J. Malcolm Jones, Jr., W. Andrew Krusen, Jr. and Wilford C. Lyon, Jr. The Executive Committee exercises the authority of the Board of Directors in accordance with the Bylaws of the Company between regular meetings of the Board of Directors. The Executive Committee held 5 meetings during 2003.

     The Audit Committee presently consists of Nancy E. LaFoy, Wilford C. Lyon, Jr. and Kenneth Delarbre. Mr. Delarbre was appointed to the Committee in February 2004 and is also an “audit committee financial expert” as defined by the rules promulgated by the Securities and Exchange Commission. Also, Adam Herbert was a member of the committee for all of 2003. The Board of Directors has determined that the members of the Audit Committee are independent directors as defined under Rule 4200(a)(15) of The Nasdaq Stock Market Inc.’s Marketplace Rules. The Audit Committee has been assigned the principal function of reviewing the internal and external financial reporting of the Company, reviewing the scope of the independent audit and considering comments by the auditors regarding internal controls and accounting procedures and management’s response to these comments. The Audit Committee held 14 meetings during 2003.

     The Compensation Committee presently consists of Wilford C. Lyon, Jr., Dr. Adam W. Herbert, Jr. and P. Bruce Culpepper. The Compensation Committee has been assigned the functions of approving and monitoring the remuneration arrangements for senior management. The Compensation Committee held 4 meetings during 2003.

     The Credit Policy Committee presently consists of W. Andrew Krusen, Jr., Charles E. Hughes, Jr., J. Malcolm Jones, Jr. and M. G. Sanchez. The Credit Policy Committee has been assigned the principal oversight of the credit and lending function of the company. The Credit Policy Committee held 6 meetings during 2003.

     The Risk Management Committee presently consists of P. Bruce Culpepper, J. Malcom Jones, Jr., and Nancy LaFoy. The Risk Management Committee held 3 meetings during 2003.

     The Corporate Governance Committee presently consists of W. Andrew Krusen, Jr., David McIntosh and Dr. Adam W. Herbert, Jr. The Corporate Governance Committee generally oversees the Board of Directors and its committees for the purpose of improving the effectiveness of the Board and enhancing the accountability, integrity and financial reports of the Company. The Corporate Governance Committee held 3 meetings during 2003.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own more than 10% of the outstanding Common Stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

     Although it is not the Company’s obligation to make filings pursuant to Section 16 of the Securities Exchange Act of 1934, the Company has adopted a policy requiring all Section 16 reporting persons to report immediately to the Chief Financial Officer of the Company any transactions in the Common Stock that have occurred.

Corporate Governance

     Code of Ethics. On April 23, 2004, the Board of Directors approved and adopted our revised Code of Conduct. The Code of Conduct sets forth standards of conduct applicable to our employees, Chief Executive Officer and our senior financial officers to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, and compliance with applicable governmental rules and regulations. Our Code of Conduct has been filed as an exhibit to this Annual Report on Form 10-K.

     Independence. The Board of Directors has determined that the following ten individuals of its twelve members of the Board of Directors are independent as defined by the Nasdaq Marketplace Rules: Messrs. Herbert, Biddinger, Lyon, Sanchez, Culpepper, Krusen, McIntosh, Delarbre and Ms. Lafoy.

     Contacting our Board of Directors. The Company maintains contact information (address and an e-mail link), on its website at www.flbk.com. Communications for our Board of Directors should be directed to one or more members of the Board of Directors or to the Board of Directors collectively in writing by utilizing the “Information Request” form under the “Investor Relations” section of the Company’s website, and must include a statement that that author of such communication is a beneficial or record owner of shares of the Company’s common stock. Such communications will be directed to the Chief Executive Officer of the Company, who shall compile all qualifying communications and shall distribute such qualifying communications to the intended recipient or to the full Board of Directors, as appropriate. A copy of any qualifying communication that relates to the Company’s accounting and auditing practices shall also be sent directly to the Chairman of the Company’s Audit Committee.

Executive Officers

Name	Age	Position Held
Charles E. Hughes, Jr.	60	President and Chief Executive Officer
T. Edwin Stinson, Jr.	51	Chief Financial Officer, Secretary and Treasurer
Richard B. Kensler	53	Chief Credit Officer

     Executive officers are appointed by the Board of Directors of the Company and hold office at the pleasure of the Board. Executive officers devote their full time to the affairs of the Company. See “Election of Directors” for biographical information with respect to Charles E. Hughes, Jr. and T. Edwin Stinson, Jr.

     Richard B. Kensler, age 53, has served as the Chief Credit Officer of the Company since April 1998. Prior to his service with this Company, Mr. Kensler had served as a senior credit officer for Signet Banking Corporation since 1987. Mr. Kensler’s banking career began in the Florida market when he served as an Assistant Vice President and Special Assets Manager for Sun Banks of Florida, Inc. in Orlando from 1972 to 1980.

Certain Significant Employees

     Don D. Roberts, age 55, has served as President of the Jacksonville Market since April 1998. Prior to his service with the Company, Mr. Roberts served as President and Chief Executive Officer of Barnett Bank, N.A., Lake County, Florida since 1993. Prior to his service in Lake County, he served as President and Chief Executive Officer of Barnett Bank of Atlanta from 1990 through 1994. During his 13-year tenure with Barnett Banks, he served in several positions, including Executive Vice President in charge of the Corporate Banking Group.

     Cynthia P. Runnion, age 55, has served as Senior Vice President, Human Resources, of the Company since November 1998. Prior to her service with the Company, Ms. Runnion served as Vice President, Human

Resources, with Bombardier Capital from 1997 to 1998. From 1989 to 1997, Ms. Runnion served as Vice President, Human Resources with Independent Insurance Co.

     Robert H. Higel, age 49, has served as the Senior Operations Officer of the Company since May 1999. Prior to his service with the Company, Mr. Higel most recently served as the Chief Financial Officer of SunTrust of Volusia County and was the Chief Financial Officer of BankAmerica/Barnett for several consumer lending units. Mr. Higel spent over nine years with BankAmerica/Barnett. Mr. Higel began his banking career in 1979 with Atlantic Bank working in branch operations. He later joined SunTrust as an Audit Manager over loan and operational audits on Florida’s west coast.

     Mark Walker, age 48, has served as President of the Alachua County Market since October 1998. Prior to joining Florida Bank, Mr. Walker served as President of Barnett Bank, N.A. Alachua County, Florida since 1989. He served in numerous leadership positions with Barnett Banks, Inc. for over 20 years. Mr. Walker received his B.S. in Finance from the University of Florida in 1977 and has been active in many community organizations including past chairman of the Gainesville Area Chamber of Commerce and recipient of the Gainesville Sun’s Leadership of the Year Award.

     Douglas A. Tuttle, age 45, has served as President of the Tampa Market since March 15, 1999, and as Executive Vice President and Senior Lender of the Bank since August 1998. Prior to his services with the Company, Mr. Tuttle served as Senior Vice President of the commercial lending division of SouthTrust Bank of West Florida. Mr. Tuttle’s past banking experience includes management positions with Barnett Bank of Tampa, First Florida Banks and Florida National Bank.

     Thomas D. Ingram, age 44, has been a banker since 1984 and from 1995 to 2000 was president of SouthTrust Bank of Central Florida. Before being named president, he was director of lending for SouthTrust Bank of Volusia County, branch administrator for SouthTrust Bank of Volusia County and a commercial lender in West Volusia County. Mr. Ingram also was a senior lender with Florida National Bank. He is a graduate of Florida Southern College and is active in many community and charitable organizations in Ocala.

     David Ruppel, age 51, a long-time resident of Pinellas County, has been a banker in the Tampa Bay market for over 27 years. Most recently he held the position of Executive Vice President with SouthTrust’s Tampa Bay Bank. From 1995 to 2000, Mr. Ruppel was Division head of Private Banking for SouthTrust Bank for the Greater Tampa Bay region. Mr. Ruppel is active in several civic and community activities in Pinellas County. He has served as Chairman, President or as a Board Member of the Gulf Beaches Chamber of Commerce; Kiwanis; Drug Free Workplace, Inc.; The Goldshield Foundation; St. Patrick School; Clearwater Jazz Holiday Foundation and All Children’s Hospital Foundation.

     David Seleski, age 39, has served as President of the Broward County market since May 7, 2002. Prior to joining the Company, Mr. Seleski worked in the banking industry in the southeast for the past 13 years. Most recently, he served as Senior Vice President of private banking operations for SouthTrust Bank in southeast Florida.

     Mark F. Johnson, age 49, has served as President of the Company’s wholesale mortgage operation, Florida Bank Mortgage, since July 1, 2002. Prior to joining the company, Mr. Johnson was Executive Vice President of HomeSide Lending where he held various positions during his 28 year career. He is a graduate of Valdosta State College, the Mortgage Bankers of America School of Mortgage Banking and a former advisory board member for Fannie Mae.

Item 11. Executive Compensation

     The following table presents certain summary information for the last three fiscal years concerning compensation earned for services rendered in all capacities by the Company’s Chief Executive Officer and the two other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 during fiscal 2003 (collectively, the “Named Executive Officers”).

Summary Compensation Table
For Fiscal Year 2003

						Long Term
			Annual Compensation			Compensation
							Securities
				Other Annual		Restricted Stock	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation		Awards	Options/SARs	Compensation
Charles E. Hughes, Jr.	2003	$257,500	$128,750	$21,933	(1)	$38,850	0	$8,806	(2)
President, Chief Executive	2002	250,000	75,000	26,181	(3)	18,100	0	7,806	(4)
Officer and Director	2001	250,000	10,002	35,462	(5)	39,998	0	7,056	(6)

T. Edwin Stinson, Jr.	2003	141,100	70,550	16,644	(7)	46,620	0	4,634	(8)
Chief Financial Officer	2002	136,063	45,000	15,969	(9)	9,050	2,000	4,496	(10)
and Director	2001	131,250	4,006	11,546	(11)	15,994	0	4,321	(12)

Richard B. Kensler	2003	129,000	64,500	14,969	(13)	23,310	0	3,293	(14)
Chief Credit Officer	2002	124,741	40,000	16,583	(15)	4,525	0	3,937	(16)
	2001	121,890	3,001	15,189	(17)	11,999	0	2,973	(18)

(1)	Includes $5,727 for Mr. Hughes’ car allowance, $3,276 in membership dues paid on behalf of Mr. Hughes, $8,054 for Company paid insurance, $1,000 in taxation service expenses of Mr. Hughes paid by the Company and $3,936 in football season tickets paid on behalf of Mr. Hughes which are primarily used for business development purposes.

(2)	Includes $7,000 which represents the Company’s matching contribution under the Company’s 401(k) Plan and income recognized from payment of $1,806 in life insurance premiums on behalf of Mr. Hughes.

(3)	Includes $6,218 for Mr. Hughes’ car allowance, $3,225 in membership dues paid on behalf of Mr. Hughes, $8,112 for Company paid insurance, $1,000 in taxation service expenses of Mr. Hughes paid by the Company and $7,626 in football season tickets paid on behalf of Mr. Hughes which are primarily used for business development purposes.

(4)	Includes $6,000 which represents the Company’s matching contribution under the Company’s 401(k) Plan and income recognized from payment of $1,806 in life insurance premiums on behalf of Mr. Hughes.

(5)	Includes $8,071 for Mr. Hughes’ car allowance, $8,354 in membership dues paid on behalf of Mr. Hughes, $5,147 for Company paid insurance, $1,150 in taxation service expenses of Mr. Hughes paid by the Company and $12,740 in football season tickets paid on behalf of Mr. Hughes which are primarily used for business development purposes.

(6)	Includes $5,250 which represents the Company’s matching contribution under the Company’s 401(k) Plan and income recognized from payment of $1,806 in life insurance premiums on behalf of Mr. Hughes.

(7)	Includes $2,916 for Mr. Stinson’s car allowance, $2,600 in membership dues paid on behalf of Mr. Stinson and $11,128 for Company paid insurance.

(8)	Includes $4,233 which represents the Company’s matching contribution under the Company’s 401(k) Plan and income recognized from payment of $401 for life insurance premiums on behalf of Mr. Stinson.

(9)	Includes $2,954 for Mr. Stinson’s car allowance, $2,725 in membership dues paid on behalf of Mr. Stinson and $10,290 for Company paid insurance.

(10)	Includes $4,095 which represents the Company’s matching contribution under the Company’s 401(k) Plan and income recognized from payment of $401 for life insurance premiums on behalf of Mr. Stinson.

(11)	Includes $2,035 for Mr. Stinson’s car allowance, $2,400 in membership dues paid on behalf of Mr. Stinson and $7,111 for Company paid insurance.

(12)	Includes $3,938 which represents the Company’s matching contribution under the Company’s 401(k) Plan and income recognized from payment of $383 for life insurance premiums on behalf of Mr. Stinson.

(13)	Includes $4,660 for Mr. Kensler’s car allowance, $2,279 in membership dues paid on behalf of Mr. Kensler and $8,030 for Company paid insurance.

(14)	Includes $2,741 which represents the Company’s matching contribution under the Company’s 401(k) Plan and income recognized from payment of $552 for life insurance premiums on behalf of Mr. Kensler.

(15)	Includes $5,509 for Mr. Kensler’s car allowance, $3,300 in membership dues paid on behalf of Mr. Kensler and $7,774 for Company paid insurance.

(16)	Includes $3,385 which represents the Company’s matching contribution under the Company’s 401(k) Plan and income recognized from payment of $552 for life insurance premiums on behalf of Mr. Kensler.

(17)	Includes $6,604 for Mr. Kensler’s car allowance, $3,438 in membership dues paid on behalf of Mr. Kensler and $5,147 for Company paid insurance.

(18)	Includes $2,438 which represents the Company’s matching contribution under the Company’s 401(k) Plan and income recognized from payment of $535 for life insurance premiums on behalf of Mr. Kensler.

Stock Option Grants During Fiscal 2003

     The following table provides certain information concerning individual grants of stock options under the Company’s 1998 Stock Option Plan made during the year ended December 31, 2003 to the Named Executive Officers:

Option Grants in Last Fiscal Year

		% of Total Options
		Granted to
		Employees	Exercise Price		Present
Name	Options Granted (#)	in Fiscal Year	($ Per Share)	Expiration Date	Value
Charles E. Hughes, Jr.	0	—	—	—	$0
T. Edwin Stinson, Jr.	0	—	—	—	$0
Richard B. Kensler	0	—	—	—	$0

Option Exercises and Values in Fiscal 2003

     The following table provides information regarding the options exercised by the Named Executive Officers during fiscal 2003 and the value of options outstanding for such individuals at December 31, 2003:

Aggregated Option Exercises in Last Fiscal Year and

Fiscal Year End Option Values

				Value of
			Number of	Unexercised
			Securities	In-the-Money
			Underlying	Options at Fiscal
			Unexercised Options	Year End
			at Fiscal Year End	Exercisable/
			Exercisable/	Unexercisable at
	Shares Acquired on		Unexercisable at	December 31, 2003
Name	Exercise	Value Realized	December 31, 2003	(1)
Charles E. Hughes, Jr.	0	$0	100,000/20,000	$388,800/$0
T. Edwin Stinson, Jr.	0	$0	50,000/1,334	$224,349/$0
Richard B. Kensler	0	$0	28,000/0	$139,520/$0

(1)	The value of in-the-money options was calculated by determining the difference between the closing price of a share of the Common Stock of $14.00 as reported on The Nasdaq National Market on December 31, 2003 and the exercise price of the options.

Employment Agreements

     Charles E. Hughes, Jr. In January 1998, Charles E. Hughes, Jr. entered into an employment agreement (the “Employment Agreement”) with the Company which provides that Mr. Hughes will serve as the President and Chief Executive Officer of the Company and the Bank. Mr. Hughes also serves as a member of the Board of Directors of the Company and the Bank. The Employment Agreement has a three-year term and provides for an annual base salary of $250,000. In connection with the Employment Agreement, the Board has issued an option to Mr. Hughes to purchase 80,000 shares of Common Stock at the initial public offering price of the Common Stock sold in the Company’s initial public offering ($10.00 per share). This option is exercisable for a period of ten years. On December 18, 2003 the Board of Directors, based on a recommendation from the Compensation Committee, extended the term of the Employment Agreement for an additional three-year period.

     In the event of a “change in control” of the Company (as defined in the Employment Agreement), Mr. Hughes will be entitled to give written notice to the Company of termination of the Employment Agreement and to receive a cash payment equal to approximately 299% of the compensation received by Mr. Hughes in the one-year period immediately preceding the change in control. In addition, if Mr. Hughes elects to terminate the Employment Agreement pursuant to a change in control, Mr. Hughes will further be entitled, in lieu of shares of Common Stock issuable upon the exercise of options to which Mr. Hughes is entitled, an amount in cash or Common Stock equal to the excess of the fair market value of the Common Stock as of the date of closing of the transaction effecting the change of control over the per share exercise price of the options held by Mr. Hughes, times the number of shares of Common Stock subject to such options.

     The Employment Agreement may be terminated by the Board of Directors without notice and without further obligation other than for monies already paid, if Mr. Hughes is terminated for Cause (as that term is defined in the Employment Agreement). Upon thirty days’ written notice to Mr. Hughes, the Bank may terminate the Employment Agreement without Cause upon the condition that Mr. Hughes will be entitled to the same compensation as he would have been entitled to receive in the event of a change of control of the Company. Likewise, Mr. Hughes may upon thirty days’ written notice to the Company terminate the Employment Agreement without Cause. In the event of termination by Mr. Hughes, the Company will have no further obligation other than for monies paid and the Company shall be entitled to enforcement of the non-compete and non-solicitation provisions. In the event of Mr. Hughes’ death, the Company will pay to Mr. Hughes’ designated beneficiary an amount equal to Mr. Hughes’ base salary through the end of the month in which Mr. Hughes’ death occurred. The Employment Agreement also provides a non-compete provision which provides that in the event of termination of employment under the Employment Agreement by Mr. Hughes pursuant to the giving of notice by Mr. Hughes, Mr. Hughes has agreed that for a period of twelve months after such termination date, Mr. Hughes shall not, without the prior written consent of the Company, within Duval County, Florida either directly or indirectly, serve as an executive officer of any bank, bank holding company or other financial institution. The Employment Agreement further obligates Mr. Hughes to protect the confidentiality of the Company’s information following termination of his employment.

     T. Edwin Stinson, Jr. The Company has also entered into an employment agreement with T. Edwin Stinson, Jr. Mr. Stinson’s employment agreement provides that he will serve as Chief Financial Officer of the Company for a three-year term expiring on August 4, 2007. Mr. Stinson’s employment agreement provides for an annual base salary of $162,100. In the event of a “change in control,” the employment agreement provides that Mr. Stinson may elect to give written notice to the Company of termination of the employment agreement and to receive a cash payment equal to approximately 299% of the compensation received by him in the year preceding the change in control. Mr. Stinson’s agreement contains a non-compete provision which provides that in the event of termination by the executive, Mr. Stinson has agreed for a period of twelve months that he will not serve as an executive officer of any bank, bank holding company or financial institution in the surrounding counties.

     Richard B. Kensler. The Company has also entered into an employment agreement with Richard B. Kensler. Mr. Kensler’s employment agreement provides that he will serve as Chief Credit Officer of the Company for a three-year term expiring on January 30, 2006. Mr. Kensler’s employment agreement provides for an annual base salary of $129,000. In the event of a “change in control,” the employment agreement provides that Mr. Kensler may elect to give written notice to the Company of termination of the employment agreement and to receive a cash payment equal to approximately 299% of the compensation received by him in the year preceding the change in control. Mr. Kensler’s agreement contains a non-compete provision which provides that in the event of termination by the executive, Mr. Kensler has agreed for a period of twelve months that he will not serve as an executive officer of any bank, bank holding company or financial institution in the surrounding counties.

401(k) Profit Sharing Plan

     The Company maintains a 401(k) Profit Sharing Plan (the “401(k) Plan”) which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). In general, all employees of the Company who have completed three months of service and have attained age twenty-one are eligible to participate. The 401(k) Plan includes a salary deferral arrangement pursuant to which participants may contribute, subject to certain Code limitations, a maximum of 15% of their salary on a pre-tax basis (up to $10,500 per year). Subject to certain Code limitations, the Company may make both matching and additional contributions at the discretion of the Board of Directors of the Company each year. A separate account is maintained for each participant in the 401(k) Plan. The portion of a participant’s account attributable to his or her own contributions is 100% vested. Distributions from the 401(k) Plan are made in the form of a lump-sum cash payment.

Incentive Compensation Plan

     The Amended and Restated Incentive Compensation Plan is a performance-based compensation plan for certain officers, directors and employees of the Company. Under the Incentive Plan, participants generally will be paid performance-based bonus compensation only if certain performance targets are met. Compensation under this Incentive Plan are paid in both Common Stock and cash.

Stock Option Plan

     In March 1998, the Board of Directors adopted the 1998 Stock Option Plan to promote the Company’s growth and success. The Plan was approved by the shareholders on June 4, 1998. Options may be granted under the Plan to the Company’s directors, officers and employees as well as certain consultants and advisors. After being amended in 2002, the Plan currently provides for the grant of incentive and non-qualified stock options to purchase up to 1,100,000 shares of Common Stock at the discretion of the Board of Directors of the Company or a committee designated by the Board of Directors to administer the Plan. The option exercise price of incentive stock options must be at least 100% (110% in the case of a holder of 10% or more of the Common Stock) of the fair market value of the stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the term of the Plan. Incentive stock options granted pursuant to the Plan will expire on or before (1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company. Options granted under the Plan typically vest over a period of three to five years.

Employee Stock Purchase Plan

     On April 23, 1999, the shareholders of the Company adopted the Florida Banks, Inc. Employee Stock Purchase Plan. All of our employees who work at least 25 hours per week and have worked for us at least 90 days may voluntarily participate in the plan. Under the ESPP, during specified offering periods, these eligible employees may, through payroll deductions, buy whole and fractional shares of the Common Stock at a purchase price equal to 85% of the lower of (1) the fair market value of our common stock on the first day of the offering period and (2) the fair market value of the Common Stock on the last day of the offering period. Employees may sell the Common Stock purchased under the ESPP after they have owned the shares for at least six months.

Report Of Compensation Committee On Executive Compensation

The Compensation Committee of the Board of Directors was established in 1998 and is responsible for: (i) establishment and review of the Company’s compensation philosophy and policies; (ii) review and approval of pay recommendations for the executive officers of the Company; (iii) initiation of all compensation actions for the Chief Executive Officer of the Company; and (iv) review and provide recommendation to the Board of Directors regarding any stock option or other incentive plan proposed for the Company.

The Company’s compensation policies have been designed to align the financial interests of the Company’s management with those of its shareholders, and reflect the nature of the Company by taking into account the Company’s operating environment and the expectations for continued growth and enhanced profitability. Compensation for each of the Company’s executive officers consists of a base salary, an annual performance bonus and, in some cases, stock options. The Company does not currently provide executive officers with other long term incentive compensation other than the ability to contribute their earnings to the Company’s 401(k) Plan.

The Compensation Committee’s philosophy is that the predominant portion of an executive’s compensation should be based directly upon the value of long-term incentive compensation in the form of stock ownership or stock option awards. The Compensation Committee believes that providing executives with the opportunities to acquire significant stakes in the growth and prosperity of the Company (through grants of stock options), while maintaining other elements of the Company’s compensation program at conservative levels, will enable the Company to attract and return executives with the outstanding management abilities and entrepreneurial spirit which are essential to the Company’s ongoing success. Furthermore, the Compensation Committee believes that this approach to compensation motivates executives to perform to their full potential.

At least annually, the Compensation Committee will review salary recommendations for the Company’s executives and then approve such recommendations, with any modifications it deems appropriate. The annual salary recommendations are made under the ultimate direction of the Chief Executive Officer, based on peer group and national industry surveys of total compensation packages, as well as evaluations of the individual executive’s past and expected future performance. Similarly, the Compensation Committee fixes the base salary of the Chief Executive Officer based on a review of competitive compensation data, the Chief Executive Officer’s overall compensation package, and the Compensation Committee’s assessment of his past performance and its expectation as to his future performance in leading the Company.

The Compensation Committee also determines, based upon the recommendation of the Chief Executive Officer, the annual bonus, if any, to be paid to executive officers (other than the Chief Executive Officer). The amount of each individual bonus is determined based upon an evaluation of such factors as individual performance, increases in the Company’s revenue, net income, net income per share and market penetration, as well as the executive’s contribution to the Company’s performance. The Compensation Committee applies similar criteria in setting the amount of annual bonus, if any, earned by the Chief Executive Officer. In addition, executive officers are eligible to receive grants of restricted Common Stock or cash under the Incentive Plan.

Stock options may represent a substantial portion of compensation for the Company’s executive officers. Stock options are granted at or above the prevailing market price on the date of grant, and thus will only have value if the Company’s stock price increases. Generally, grants vest in equal amounts over a period of five years (although certain special types of grants may vest either immediately or over a shorter period) and executives must be employed by the Company at the time of vesting in order to exercise the options. Grants of stock options generally are based upon the level of the executive’s position with the Company and an evaluation of the executive’s past and expected future performance. The Compensation Committee believes that dependence on stock options for a significant portion of executives’ compensation more closely aligns such executives’ interests with those of the Company’s shareholders, since the ultimate value of such compensation is linked directly to stock price. No stock options were granted to the executive officers in fiscal 2003.

The Compensation Committee will continually evaluate the Company’s compensation policies and procedures with respect to executives. Although the Compensation Committee believes that current compensation policies have been successful in aligning the financial interests of executive officers with those of the Company’s shareholders and with Company performance, it continues to examine what modifications, if any, should be implemented to further link executive compensation with both individual and Company performance.

The Compensation Committee evaluated the compensation of the Chief Executive Officer on the same basis used to evaluate salaries and other compensation of the other executive officers. The Committee’s determination of an appropriate level of compensation for the Chief Executive Officer was based on a comparison of the Company’s actual performance with the projected performance and the responsibilities of the Chief Executive Officer within the Company. The Committee recommended that Mr. Hughes’ salary for 2004 will be increased to $278,100.

P. Bruce Culpepper
Wilford C. Lyon, Jr.
Dr. Adam W. Herbert, Jr.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors is currently comprised of Wilford C. Lyon, Jr., P. Bruce Culpepper and Dr. Adam W. Herbert, Jr. None of the members of the Compensation Committee served as an officer or employee of the Company or any of its subsidiaries during fiscal 2003. P. Bruce Culpepper is a shareholder in the law firm of Akerman Senterfitt, which has provided legal services to the Company in the past and continues to perform legal services for the Company. Other than the services provided to the Company by Mr. Culpepper’s law firm, there were no other material transactions between the Company and any of the members of the Compensation Committee during fiscal 2003.

STOCKHOLDER RETURN PERFORMANCE GRAPH

     Set forth below is a line graph comparing the monthly percentage change in the cumulative total stockholder return on the Company’s Common Stock against the cumulative total return of the Nasdaq Market Index and the Nasdaq Financial Index for the period commencing on December 31, 1998 and ending December 31, 2003 (the “Measuring Period”). The graph assumes that the value of the investment in the Company’s Common Stock and each index was $100 on December 31, 1998. The change in cumulative total return is measured by dividing (i) the sum of (A) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (B) the change in share price between the beginning and end of the Measuring Period, by (ii) the share price at the beginning of the Measuring Period. The Company paid no cash dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG FLORIDA BANKS, INC.,
NASDAQ MARKET INDEX AND NASDAQ FINANCIAL INDEX

		INDEXED RETURNS Years Ending

	Base Period
Company/Index	12/31/98	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03

FLORIDA BANKS, INC.	100	77.82	68.55	78.71	112.90	180.65
NASDAQ U.S. INDEX	100	185.43	111.83	88.76	61.37	91.75
NASDAQ FINANCIAL INDEX	100	99.34	107.40	117.96	121.48	164.30

Total Return To Shareholders
(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE
	Years Ending
Company / Index	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03
FLORIDA BANKS, INC.	-22.18	-11.92	14.82	43.44	60.00
NASDAQ U.S. INDEX	85.43	-39.69	-20.63	-30.86	49.51
NASDAQ FINANCIAL INDEX	-0.66	8.11	9.84	2.98	35.25

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	12/31/98	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03
FLORIDA BANKS, INC.	100	77.82	68.55	78.71	112.90	180.65
NASDAQ U.S. INDEX	100	185.43	111.83	88.76	61.37	91.75
NASDAQ FINANCIAL INDEX	100	99.34	107.40	117.96	121.48	164.30

     Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Proxy Statement, in whole or in part, the foregoing Report of the Compensation Committee on Executive Compensation and the Stockholder Return Performance Graph shall not be incorporated by reference into any such filings.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table presents information regarding beneficial ownership of our common stock as of April 26, 2004 by:

•	each person known by us to beneficially hold more than 5% of our voting common stock;

•	each of our directors;

•	each of our three senior executive officers; and

•	all of our executive officers and directors as a group.

     Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned subject to community property laws where applicable. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 26, 2004 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially		Percentage of
Name of Beneficial Owner	Owned(1)		Total(2)
Directors and Executive Officers
Clay M. Biddinger	165,675	(3)	2.38%
P. Bruce Culpepper	14,500	(4)	*
Dr. Adam F. Herbert, Jr.	2,500	(5)	*
Charles E. Hughes, Jr.	236,260	(6)	3.40%
T. Stephen Johnson	182,250	(7)	2.62%
J. Malcolm Jones, Jr.	83,500	(8)	1.20%
Richard B. Kensler	25,054	(9)	*
W. Andrew Krusen, Jr.	180,329	(10)	2.60%
Nancy E. LaFoy	27,000	(11)	*
Wilford C. Lyon, Jr.	73,300	(12)	1.06%
David McIntosh	12,225	(13)	*
M.G. Sanchez	160,000	(14)	2.30%
T. Edwin Stinson, Jr.	171,370	(15)	2.47%
Kenneth Delarbre	6,000	(16)	*
All directors and executive officers as a group (14 Persons)	1,339,963	(17)	19.20%

Five Percent Shareholders
Carl Smith	471,100	(18)	6.78%

*	Less than 1% of outstanding shares.

(1)	“Beneficial Ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date of this prospectus. Beneficial ownership as reported in the above table has been determined in accordance with Rule l3d-3 of the Securities Exchange Act of 1934. Pursuant to the rules of the Securities and Exchange Commission, shares of our common stock that a beneficial owner has the right to acquire within 60 days pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	The percentages are based upon 6,947,376 shares of our common stock issued and outstanding as of April 26, 2004.

(3)	Includes 7,000 shares subject to immediately exercisable options. Includes 158,725 shares of our common stock held by Bay4 Capital, LLC, of which Mr. Biddinger is the managing member.

(4)	Includes 7,000 shares subject to immediately exercisable options.

(5)	Includes 2,000 shares subject to immediately exercisable options.

(6)	Includes 100,000 shares subject to immediately exercisable options. Although options to purchase 30,000 of such 100,000 shares will become vested and exercisable in equal amounts over the next three years, these shares are considered immediately exercisable because upon the termination of Mr. Hughes’ employment with us for any reason (by either Mr. Hughes or us) all such options will become immediately exercisable.

(7)	Includes 75,000 shares subject to immediately exercisable options and 13,500 shares subject to immediately exercisable options granted to Mr. Johnson’s wife. Includes 13,500 shares which are owned by Mr. Johnson’s wife, 10,000 shares which are held by Mr. Johnson’s wife as a custodian for their children, and 250 shares which are held by Mr. Johnson as a custodian for his nephew.

(8)	Includes 7,000 shares subject to immediately exercisable options.

(9)	Includes 20,000 shares subject to immediately exercisable options.

(10)	Includes 47,000 shares subject to immediately exercisable options. Includes 17,000 shares which are held jointly with Mr. Krusen’s wife; 54,000 shares which are held by a limited partnership of which Mr. Krusen, his spouse, his three children, and a corporation owned by Mr. Krusen and his spouse are the only limited partners and of which the general partner is a corporation owned by Mr. Krusen and his spouse, 5,000 shares which are held by a partnership, of which the general partner is a corporation owned by Mr. Krusen and his wife, 20,000 shares which are held in trust for the benefit of Mr. Krusen’s wife; and 3,329 shares which are held for Mr. Krusen’s children in a trust, of which Mr. Krusen is the trustee.

(11)	Includes 17,000 shares subject to immediately exercisable options.

(12)	Includes 7,000 shares subject to immediately exercisable options and 12,000 shares held by Mr. Lyon’s spouse.

(13)	Includes 7,000 shares of Common Stock subject to immediate exercisable options.

(14)	Includes 75,000 shares subject to immediately exercisable options.

(15)	Includes 48,666 shares subject to immediately exercisable options and 103,039 shares held jointly with Mr. Stinson’s spouse and 2,000 shares which are held in trust for the benefit of Mr. Stinson’s children.

(16)	Includes 1,000 shares subject to immediately exercisable options.

(17)	Includes 420,666 shares subject to immediately exercisable options.

(18)	Based on Amendment No. 3 to Schedule 13G filed with the SEC on March 11, 2004, includes 25,000 shares of common stock controlled by Mr. Smith’s wife and 1,000 shares of common stock held by Mr. Smith’s wife. Mr. Smith’s address is P.O. Box 505, Greer, South Carolina 29652.

     There are no arrangements known to us (other than the pending merger with The South Financial Group), the operation of which may, at a subsequent date, result in a change in control of us.

Equity Compensation Plan Information

     As described below, the Company maintains the 1998 Stock Option Plan (the “Plan”), the Employee Stock Purchase Plan (the “ESPP”) and the Amended and Restated Incentive Compensation Plan (the “Incentive Plan”). Only restricted common stock is awarded under the Incentive Plan.

     The following table gives information about equity awards under the Plan, the Incentive Plan and the ESPP as of December 31, 2003:

	Number of Shares		Number of
	to be issued upon the	Weighted Average	Securities remaining
	Exercise of Outstanding	Exercise Price of	available for future
	Options, Warrants and	Outstanding Options,	issuance under Equity
Plan Category	Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans approved by the shareholders	13,414 (1)	$12.04 (2)	168,816 (3)
Equity Compensation Plans not approved by the shareholders	950,527 (4)	$8.68 (5)	105,913 (6)

TOTALS	963,941	$8.73	274,729

(1)	Represents an aggregate of 13,414 common shares issuable upon exercise of options under the ESPP.

(2)	Represents weighted-average exercise price of outstanding options under the ESPP.

(3)	Includes 71,772 common shares and 97,044 common shares remaining available for issuance under the ESPP and the Incentive Plan, respectively.

(4)	Represents the aggregate of common shares issuable upon exercise of options under the Plan.

(5)	Represents weighted-average exercise price of outstanding options under the Plan.

(6)	Represents common shares remaining available under the Plan.

Item 13. Certain Relationships and Related Transactions

     The Bank may extend loans from time to time to certain of the Company’s and the Bank’s directors, their associates and members of the immediate families of the directors and executive officers of the Company. These loans will be made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, and will not involve more than the normal risk of collectibility or present other unfavorable features. Such loans outstanding were approximately $5,321,000 at December 31, 2003.

     P. Bruce Culpepper is a shareholder in the law firm of Akerman Senterfitt, which has provided legal services to the Company in the past and continues to perform legal services for the Company. The Company believes the fees paid by the Company to Akerman Senterfitt for legal services rendered are no greater than those that would be charged to the Company by an unrelated third-party law firm of comparable expertise.

     During the year ended December 31, 2003, the did not have any other relationships or transactions with any of its executive officers or directors that were required to be reported pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services

Principal Accounting Firm Fees

     The following table presents the aggregate fees billed to the Company by Deloitte & Touche, LLP, for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2003 and 2002 and other services provided during those periods:

	December
	2003	2002
Audit Fees (1)	$284,070	$149,367
Audit-Related Fees (2)	21,538	2,400
Tax Fees (3)	40,450	30,691
All Other Fees (4)	—	—

Total Fees	$346,058	$182,458

(1)	Audit Fees consist of fees billed for services rendered for the annual audit of the Company’s consolidated financial statements, the review of condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements. These fees also relate to matters such as comfort letters and consents in connection with the shelf registration completed in 2003.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements that are not reported under the caption “Audit Fees”. The category includes fees related to consultation related to acquisitions or other business transactions and employee benefit plan audits.

(3)	Tax Fees consist of fees billed for services rendered for tax compliance, tax advice and tax planning.

(4)	All Other Fees would consist of fees billed for products and services other than fees as reported in the above three categories.

Pre-approval of Services Provided by the Independent Auditor

     The Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. The Audit Committee will consider annually and, if appropriate, approve the scope of the audit services to be performed during the fiscal year as outlined in an engagement letter proposed by the independent auditor. For permissible non-audit services, the Company will submit to the Audit Committee, at least annually, a list of services and a corresponding budget estimate that it recommends the Audit Committee engage the independent auditor to provide. To facilitate the prompt handling of certain unexpected matters, the Audit Committee delegates to its Chairman the authority to approve in advance all audit and non-audit services below $2,000 to be provided by the independent auditor if presented to the full Audit Committee at the next regularly scheduled meeting. The Company will routinely inform the Audit Committee as to the extent of services provided by the independent auditor in accordance with this pre-approval policy and the fees incurred for the services performed to date.

     Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by Deloitte & Touche, LLP during fiscal year 2003, as described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. Financial Statements. The following financial statements and accountants’ reports have been filed as Item 8 in Part II of this Report:

     Report of Independent Public Accountants

     Consolidated Balance Sheets — December 31, 2003 and 2002

     Consolidated Statements of Operations — Years ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Cash Flows — Years ended December 31, 2003, 2002 and 2002

     Notes to Consolidated Financial Statements

     2. Exhibits.

3.1	Articles of Incorporation of the Company, as amended.(1)

3.1.1	Second Amended and Restated Articles of Incorporation of the Company.(1)

3.1.2	Amendment to Second Amended and Restated Articles of Incorporation of the Company.(2)

3.1.3	Articles of Amendment to Second and Amended and Restated Articles of Incorporation of the Company.(3)

3.2	Amended and Restated By-Laws of the Company(1)

4.1	Specimen Common Stock Certificate of the Company.(1)

4.2	See Exhibits 3.1.1 and 3.2 for provisions of the Articles of Incorporation and By-Laws of the Company defining rights of the holders of the Company’s Common Stock.(1)

4.3	Indenture, dated December 18, 2001, between the Company and State Street Bank and Trust Company of Connecticut, National Association.(4)

4.4	Amended and Restated Declaration of Trust, dated December 18, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, the Company and the administrators named therein.(4)

4.5	Indenture, dated as of April 10, 2002, between the Company and Wilmington Trust Company, as trustee.(5)

4.6	The Amended and Restated Declaration of Trust, dated as of April 10, 2002, among the Company, as sponsor, the Administrator(s) named therein and Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, and the holders from time to time of undivided beneficial interests in the assets of Florida Banks Capital Trust II.(5)

4.7	Indenture, dated as of June 27, 2002, between the Company and Wells Fargo Delaware Trust Company, as trustee.(5)

4.8	The Amended and Restated Trust Agreement dated as of June 27, 2002 among the Company, as depositor, the Administrative Trustees named therein and Wells Fargo Bank, N.A., as property trustee, Wells Fargo Delaware Trust Company, as resident trustee, and the holders from time to time of undivided beneficial interests in the assets of Florida Banks Capital Trust II.(5)

4.8	Indenture, dated December 19, 2002, between the Company and State Street Bank and Trust Company of Connecticut, National Association.(7)

4.9	Amended and Restated Declaration of Trust, dated December 19, 2002, by and among State Street Bank and Trust Company of Connecticut, National Association, the Company and the administrators named therein.(7)

10.1	Form of Employment Agreement between the Company and Charles E. Hughes, Jr.(1)

10.2	The Company’s 1998 Stock Option Plan.(1)

10.2.1	Form of Incentive Stock Option Agreement.(1)

10.2.2	Form of Non-qualified Stock Option Agreement.(1)

10.3	The Company’s Amended and Restated Incentive Compensation Plan.(6)

10.4	Form of Employment Agreement between the Company and T. Edwin Stinson, Jr., Don D. Roberts and Richard B. Kensler.(1)

10.5	Placement Agreement, dated December 4, 2001, between the Company, First Tennessee Capital Markets and Keefe, Bruyette & Woods, Inc.(4)

10.6	Subscription Agreement, dated December 18, 2001, between the Company, Florida Banks Statutory Trust I and Preferred Term Securities IV, Ltd.(4)

10.7	Guarantee Agreement, dated December 18, 2001, by and between the Company and State Street Bank and Trust Company of Connecticut.(4)

10.8	Placement Agreement, dated as of March 26, 2002, between the Company and Florida Banks Capital Trust II and Salomon Smith Barney Inc.(5)

10.9	Debenture Subscription Agreement, dated as of April 10, 2002, between the Company and Florida Banks Capital Trust II.(5)

10.10	Capital Securities Subscription Agreement, dated March 26, 2002, among the Company, Florida Banks Capital Trust II and MM Community Funding III, Ltd.(5)

10.11	Common Securities Subscription Agreement, dated April 10, 2002, between the Company and Florida Banks Capital Trust II.(5)

10.12	Guarantee Agreement, dated as of April 10, 2002, between the Company and Wilmington Trust Company, as trustee.(5)

10.13	Subscription Agreement, dated as of June 27, 2002, between the Company, Florida Banks Capital Trust II and Bear, Stearns & Co.(5)

10.14	Placement Agreement, dated as of June 27, 2002, between the Company and Florida Banks Capital Trust II and SAMCO Capital Markets, a division of Service Asset Management Company(5)

10.15	Trust Preferred Securities Guarantee Agreement, dated as of June 27, 2002, between the Company and Wells Fargo, as trustee.(5)

10.16	Placement Agreement, dated December 11, 2002, between the Company, Florida Banks Statutory Trust II, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. (7)

10.17	Subscription Agreement, dated December 19, 2002, between the Company, Florida Banks Statutory Trust II and Preferred Term Securities VIII, Ltd.(7)

10.18	Guarantee Agreement, dated December 19, 2002, by and between the Company and State Street Bank and Trust Company of Connecticut(7)

10.19	Placement Agreement, dated June 16, 2003, between Florida Banks, Inc., FTN Capital Markets and Keefe, Bruyette & Woods, Inc.(8)

10.20	Subscription Agreement, dated June 26, 2003, between Florida Banks, Inc., Florida Banks Statutory Trust III and Preferred Term Securities X, Ltd.(8)

10.21	Guarantee Agreement, dated June 26, 2003, by and between Florida Banks, Inc. and State Street Bank and U.S. Bank National Association(8)

10.22	Subscription Agreement for Series C Preferred Stock, dated December 31, 2003(3)

10.23	Company Code of Conduct(10)

21.1	Subsidiaries of the Registrant(9)

23.1	Consent of Deloitte & Touche LLP(9)

31.1	Certifications by Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002(10)

31.2	Certifications by Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002(10)

32.1	Certifications by Chief Executive Officer and Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002 (furnished but not filed)(9)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, previously filed by the Company (Registration Statement No. 333-50867).

(2)	Incorporated by reference to Exhibit to the Registration Statement on Form S-3, previously filed by the Company (Registration Statement No. 333-67372).

(3)	Incorporated by reference to the Form 8-K dated January 2, 2003, previously filed by the Company.

(4)	Incorporated by references to the Form 10-Q for the quarter ended March 31, 2002, previously filed by the Company.

(5)	Incorporated by reference to the Form 10-Q for quarter ended June 30, 2002, previously filed by the Company.

(6)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8, previously filed by the Company (Registration Statement No. 333-70442).

(7)	Incorporated by reference to the Form 10-K for the year ended December 31, 2002, previously filed by the Company.

(8)	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2003. previously filed by the Company.

(9)	Filed with Form 10-K for the year ended December 31, 2003.

(10)	Filed herewith.

     (b) No reports on Form 8-K were filed in the quarter covered by this report.

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Jacksonville, State of Florida on April 29, 2004.

FLORIDA BANKS, INC.
By:	/s/ Charles E. Hughes, Jr.
Charles E. Hughes, Jr.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles E. Hughes, Jr. Charles E. Hughes, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2004

/s/ T. Edwin Stinson, Jr. T. Edwin Stinson, Jr.	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)	April 29, 2004

/s/ M. G. Sanchez M. G. Sanchez	Chairman of the Board	April 29, 2004

/s/ T. Stephen Johnson T. Stephen Johnson	Vice-Chairman of the Board	April 29, 2004

/s/ Clay M. Biddinger Clay M. Biddinger	Director	April 29, 2004

/s/ P. Bruce Culpepper P. Bruce Culpepper	Director	April 29, 2004

/s/ Dr. Adam F. Herbert, Jr. Dr. Adam F. Herbert, Jr.	Director	April 29, 2004

/s/ W. Andrew Krusen, Jr. W. Andrew Krusen, Jr.	Director	April 29, 2004

/s/ Nancy E. LaFoy Nancy E. LaFoy	Director	April 29, 2004

/s/ Wilford C. Lyon, Jr. Wilford C. Lyon, Jr.	Director	April 29, 2004

/s/ David McIntosh David McIntosh	Director	April 29, 2004

/s/ J. Malcolm Jones, Jr. J. Malcolm Jones, Jr.	Director	April 29, 2004

/s/ Ken Delarbre Ken Delarbre	Director	April 29, 2004

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.23	Company Code of Conduct

31.1	Certification by Chief Executive Officers under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officers under Section 302 of Sarbanes-Oxley Act of 2002