Form 10-Q
period 2004-03-31
FLORIDA BANKS INC
filed 2004-05-14
CIK 1058802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-24683

FLORIDA BANKS, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	58-2364573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5210 BELFORT ROAD, SUITE 310, JACKSONVILLE, FL 32256
(Address of principal executive offices)

(904) 332-7770
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $.01 PAR VALUE PER SHARE: 6,955,376 OUTSTANDING AT MAY 5, 2004

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FLORIDA BANKS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
CASH AND DUE FROM BANKS	$31,032,156	$81,513,673
FEDERAL FUNDS SOLD AND REPURCHASE AGREEMENTS	79,120,000	30,616,000

Total cash and cash equivalents	110,152,156	112,129,673
INVESTMENT SECURITIES:
Available for sale, at fair value (cost $47,827,511 and $53,085,489 at March 31, 2004 and December 31, 2003)	48,172,520	53,282,085
Other investments	3,979,750	3,604,050

Total investment securities	52,152,270	56,886,135

MORTGAGE LOANS HELD FOR SALE	71,390,593	66,495,468
LOANS:
Commercial real estate	466,546,073	424,498,020
Commercial	173,155,746	176,094,389
Residential mortgage	35,365,980	34,119,945
Consumer	59,442,533	54,648,116
Credit card and other loans	1,807,588	1,956,431

Total loans	736,317,920	691,316,901
Allowance for loan losses	(9,252,124)	(9,056,665)
Net deferred loan fees	(920,614)	(726,755)
Net loans	726,145,182	681,533,481
PREMISES AND EQUIPMENT, NET	5,392,194	5,008,664
ACCRUED INTEREST RECEIVABLE	2,691,257	2,684,599
DEFERRED INCOME TAXES, NET	4,640,719	4,597,922
DERIVATIVE INSTRUMENTS	2,695,936	—
OTHER REAL ESTATE OWNED	1,585,800	1,768,569
OTHER ASSETS	12,925,550	13,356,388

TOTAL ASSETS	$989,771,657	$944,460,899

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS:
Noninterest-bearing demand	$121,404,016	$134,647,508
Interest-bearing demand	57,259,000	59,056,481
Regular savings	100,390,398	97,679,405
Money market accounts	31,706,778	31,676,249
Time $100,000 and over	431,475,728	382,091,082
Other time	81,008,805	91,462,134

Total deposits	823,244,725	796,612,859
REPURCHASE AGREEMENTS SOLD	58,081,006	33,508,157
OTHER BORROWED FUNDS	20,924,572	24,046,860
TRUST PREFERRED SECURITIES	20,620,000	20,000,000
ACCRUED INTEREST PAYABLE	2,507,687	2,364,087
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	6,449,234	9,869,871
DERIVATIVE INSTRUMENTS	—	265,144

Total liabilities	931,827,224	886,666,978

SHAREHOLDERS’ EQUITY:
Series C Preferred Stock, $100.00 par value, 50,000 shares authorized, 50,000 shares issued and outstanding	5,000,000	5,000,000
Common stock, $.01 par value; 30,000,000 shares authorized; 6,939,177 and 6,838,271 shares issued, respectively	69,392	68,383
Additional paid-in capital	54,009,588	53,008,095
Accumulated deficit (deficit of $8,134,037 eliminated upon quasi-reorganization on December 31, 1995)	(1,349,729)	(405,174)
Accumulated other comprehensive income, net of tax	215,182	122,617

Total shareholders’ equity	57,944,433	57,793,921

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$989,771,657	$944,460,899

See notes to consolidated condensed financial statements.

FLORIDA BANKS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three-Month Period Ended
	March 31,
	2004	2003
INTEREST INCOME:
Loans, including fees	$10,870,582	$9,285,628
Investment securities	422,681	408,679
Federal funds sold and repurchase agreements	113,783	104,362

Total interest income	11,407,046	9,798,669

INTEREST EXPENSE:
Deposits	3,676,953	3,734,228
Repurchase agreements	83,947	100,892
Trust Preferred	274,428	—
Borrowed funds	216,800	104,663

Total interest expense	4,252,128	3,939,783

NET INTEREST INCOME	7,154,918	5,858,886

PROVISION FOR LOAN LOSSES	2,115,292	889,039

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,039,626	4,969,847

NONINTEREST INCOME:
Service fees	575,472	518,445
Gain on sale of mortgage loans	1,498,412	2,271,626
Mortgage loan processing fees	429,136	477,553
Mortgage loan origination fees	217,789	181,937
Other noninterest income	307,601	234,248

	3,028,410	3,683,809

NONINTEREST EXPENSES:
Salaries and benefits	4,928,188	5,113,894
Occupancy and equipment	775,958	628,804
Data processing	326,567	258,986
Dividends on preferred security of subsidiary trust	—	252,652
Other	3,084,934	1,180,748

	9,115,647	7,435,084

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(1,047,611)	1,218,572

(BENEFIT) PROVISION FOR INCOME TAXES	(166,070)	425,782

NET (LOSS) INCOME	$(881,541)	$792,790

PREFERRED STOCK DIVIDENDS	(46,747)	(61,644)

NET (LOSS) INCOME APPLICABLE TO COMMON SHARES	$(928,288)	$731,146

(LOSS) INCOME PER COMMON SHARE:
Basic	$(0.14)	$0.11

Diluted	$(0.14)	$0.11

See notes to consolidated condensed financial statements.

FLORIDA BANKS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three-Month Period Ended
	March 31,
	2004	2003
OPERATING ACTIVITIES:
Net (loss) income	$(881,541)	$792,790
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	225,036	223,657
Reinvested dividends on investment securities	—	(30,226)
Deferred income tax (benefit) provision	(98,645)	422,357
Amortization (accretion) of discounts on investments, net	248,863	(286,903)
Amortization of premium on loans	8,248	21,229
Provision for loan losses	2,115,292	889,039
Gain on bank owned life insurance	(129,570)	—
Write-down of REO	216,069	—
Restricted stock grants	141,168	—
Gain on foreign currency translation	—	(11,515)
(Gain) loss on derivative instruments	(320,413)	4,148
Write-off of issuance costs	579,934	—
Loss on disposition of furniture and fixtures	2,133	—
Net increase in mortgage loans held for sale	(4,846,026)	(35,285,620)
(Increase) decrease in accrued interest receivable	(6,658)	79,226
Increase in accrued interest payable	143,600	247,027
Decrease (increase) in other assets	832,639	(626,322)
Decrease in other liabilities	(3,420,637)	(63,741)

Net cash used in operating activities	(5,190,508)	(33,624,854)

INVESTING ACTIVITIES:
Proceeds from sales, paydowns and maturities of investment securities:
Available for sale	5,009,115	17,662,829
Held to maturity	—	227,925
Purchases of investment securities:
Available for sale	—	(14,352,772)
Other investments	(375,700)	(805,700)
Net increase in loans held for investment	(46,954,255)	(39,337,080)
Purchase of bank owned life insurance	—	(10,000,000)
Purchases of premises and equipment	(610,699)	(257,355)

Net cash used in investing activities	(42,931,539)	(46,862,153)

FINANCING ACTIVITIES:
Net decrease in demand deposits, money market accounts and savings accounts	(14,633,755)	(32,653,157)
Net increase in time deposits	38,931,317	63,928,008
Increase in repurchase agreements	24,572,849	46,662,829
(Decrease) increase in other borrowed funds	(3,115,621)	4,539,487
Repayment of FHLB advances	(6,667)	—
Proceeds from exercise of stock options and stock warrants	691,586	74,656
Preferred dividends paid	(63,014)	—
Payment of issuance costs	(232,165)	—
Issuance cost of trust preferred securities	—	30,576
Issuance cost of Series C preferred stock	—	(10,677)

Net cash provided by financing activities	46,144,530	82,571,722

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,977,517)	2,084,715
CASH AND CASH EQUIVALENTS:
Beginning of period	112,129,673	89,479,504

End of period	$110,152,156	$91,564,219

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,533,353	$3,692,756

NONCASH FINANCING ACTIVITIES:
Proceeds from demand deposits used to purchase shares of common stock under Employee Stock Purchase Plan	$169,748	$101,964

See notes to consolidated condensed financial statements

FLORIDA BANKS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED
MARCH 31, 2004 AND 2003 (UNAUDITED)

1. BACKGROUND AND BASIS OF PRESENTATION

Background

Florida Banks, Inc. (the “Company”) was formed in 1997 to create a statewide community banking system that would focus on the largest and fastest growing Florida banking markets. The Company began to operate in 1998 after it completed the acquisition of First National Bank of Tampa, which became the Company’s wholly owned banking subsidiary and was subsequently named Florida Bank, N.A. (the “Bank”). The Company offers a broad range of traditional banking products and services, focusing primarily on small to medium-sized businesses with annual revenues between $5 million and $40 million. The Company currently operates community-banking offices in the Tampa, Jacksonville, Gainesville, Ft. Lauderdale, St. Petersburg/Clearwater, Ocala and West Palm Beach markets. As opportunities arise, it may also expand into other Florida market areas with demographic characteristics similar to the markets it currently serves.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to SEC rules and regulations. The consolidated financial statements reflect, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the financial position and results of operations for the periods indicated.

The consolidated balance sheet as of December 31, 2003 has been derived from the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2003. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as they do not include all disclosures provided in the annual consolidated financial statements.

The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated condensed financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Stock Options

Pursuant to the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, the following table provides an expanded reconciliation for all periods presented that adds back to reported net income the recorded expense under Accounting Principles Board Opinion (“APB”) No. 25, net of related income tax effects, deducts the total fair value expense under SFAS No. 123, net of related income tax effects and shows the reported and pro forma earnings per share amounts.

	Three-Months Ended
	March 31,
	2004	2003
Net (loss) income applicable to common shares
As reported	$(928,288)	$731,146

Total stock-based employee compensation cost included in the determination of net (loss) income, net of related tax effects	88,046	40,235

Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(114,787)	(39,481)

Pro forma net (loss) income applicable to common shares	$(955,029)	$731,900

(Loss) earnings per share — Basic
As reported	$(0.14)	$0.11
Pro forma	$(0.14)	$0.11

(Loss) earnings per share — Diluted
As reported	$(0.14)	$0.11
Pro forma	$(0.14)	$0.11

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In December 2003, the FASB issued FIN 46 (revised December 2003) Consolidation of Variable Interest Entities (“FIN 46(R)”). This interpretation defines trust-preferred vehicles as variable interest entities and requires traditional trust preferred vehicles to be deconsolidated effective the first reporting period ending after March 15, 2004. Accordingly, investments in trust-preferred vehicles totaling $620,000 at March 31, 2004 have not been eliminated in consolidation.

In March of 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments, Topic 5: DD. This Bulletin summarizes the views of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments and must be applied to all loan commitments accounted for as derivatives entered into after March 31, 2004. As a result of adopting this bulletin, the Company anticipates a reduction in earnings in the second quarter of $1.2 million over the prior quarter resulting from a timing difference in the recognition of income on closed loans held for sale that have yet to be delivered to the investor.

Recent Developments

On March 17, 2004, the Company announced that it entered into a definitive agreement to be acquired by The South Financial Group, Inc. (“South Financial”) in an all-stock transaction. Under terms of the agreement, the Company’s shareholders will receive 0.77 shares of South Financial common stock for each share of the Company’s common stock subject to certain minimum price levels for South Financial common stock. In addition, outstanding options to purchase the Company’s common stock will be converted into options to acquire South Financial’s common stock at the 0.77 exchange ratio. The transaction is expected to close in July

2004 and is subject to regulatory and Company shareholder approval. The Company’s subsidiary, Florida Bank, N.A., will merge into South Financial’s Florida banking subsidiary, Mercantile Bank.

2. EARNINGS PER COMMON SHARE

The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per common share. As the Company experienced a loss in the first quarter of 2004, stock options outstanding are anti-dilutive and are not included in the Earnings per Share Calculation for the three-month period ended March 31, 2004.

	Three-Month Period Ended
	March 31,
	2004	2003
Weighted average number of common shares outstanding — Basic	6,783,603	6,782,579
Incremental shares from the assumed conversion of stock options	—	111,871

Total — Diluted	6,783,603	6,894,450

The incremental shares from the assumed conversion of stock options for the three-months ended March 31, 2004 and 2003 were determined using the treasury stock method, under which the assumed proceeds were equal to (1) the amount that the Company would receive upon exercise of the options plus (2) the amount of tax benefit that would be credited to additional paid-in capital assuming exercise of the options. The assumed proceeds are used to purchase outstanding common shares at the Company’s average market value for the period.

3. DERIVATIVE INSTRUMENTS

The following instruments are derivatives as defined by SFAS No. 133:

	March 31, 2004
	Contract/Notional	Fair
	Amount	Value
Interest rate swap agreements	$173,521,000	$2,655,575
Commitments to fund mortgage loans	$77,861,000	$1,568,670
Mandatory mortgage forwards	$69,485,000	$40,361

Interest rate swap agreements at March 31, 2004 consist of twenty-seven agreements, which effectively convert the interest rate on certain certificates of deposit from a fixed rate to a variable rate to more closely match the interest rate sensitivity of the Company’s assets and liabilities. The Company has designated and assessed the derivatives as highly effective fair value hedges, as defined by SFAS No. 133.

Additionally, the Company entered into a foreign currency swap agreement during the first quarter of 2001 which expired January 31, 2004. This swap agreement did not qualify for hedge accounting under SFAS No. 133. Accordingly, all changes in the fair value of the foreign currency swap agreement were reflected in the earnings of the Company.

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

4. GUARANTEES

The Company issues standby letters of credit to provide credit support for some creditors in case of default. As of March 31, 2004, the carrying amount of the liability was $58,000 and the maximum potential payment was approximately $10.8 million.

The Company also sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the loan’s origination process. The defects are categorized as documentation errors, underwriting errors and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no defects, the Company has no commitment to repurchase the loan. The maximum exposure to cover the estimated loss related to the loan origination process defects that are inherent within this portfolio as of March 31, 2004 represents the principal balance of the loan portfolio (approximately $1.3 billion). The fair value of the liability recorded in the Consolidated Condensed Balance Sheet as of March 31, 2004 is approximately $100,000.

5. SEGMENT REPORTING

Prior to October 1, 2002, the Company had one reporting segment. However, in October 2002, the Company started a mortgage banking division, which is managed as a segment. Accordingly, the Company has two reporting segments: the commercial bank and the mortgage bank. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and accordingly requires different technology and marketing strategies.

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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended March 31 follows:

	Commercial	Mortgage		Intersegment	Consolidated
2004	Bank	Bank	Other	Eliminations	Total
Net interest income	$6,748,397	$754,343	$(347,822)		$7,154,918

Noninterest income	1,080,596	1,927,548	20,266		3,028,410

Noninterest expense	4,882,346	1,868,002	2,365,299		9,115,647

Net income (loss) before taxes	831,355	813,889	(2,692,855)		(1,047,611)

Assets	908,737,559	74,100,577	89,951,302	(83,017,781)	$989,771,657

Expenditures for additions to premises and equipment	612,676	(6,606)	4,629		610,699

	Commercial	Mortgage		Intersegment	Consolidated
2003	Bank	Bank	Other	Eliminations	Total
Net interest income	$5,426,970	$596,153	$(164,237)		$5,858,886

Noninterest income	924,975	2,749,180	9,654		3,683,809

Noninterest expense	4,018,892	2,368,852	1,047,340		7,435,084

Net income (loss) before taxes	1,444,014	976,481	(1,201,923)		1,218,572

Assets	747,045,603	91,167,106	71,039,877	(69,195,891)	$840,056,695

Expenditures for additions to premises and equipment	229,002	28,231	122		257,355

The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in footnote 1 of the Company’s consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 filed in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2003. The Company evaluates performance based on profit or loss from operations before income taxes.

The Company derives a majority of its revenues from interest income and gain on sale of mortgage loans. The chief operating decision maker relies primarily on net income before taxes to assess the performance of the segments and make decisions about resources to be allocated to the segments. Therefore, the segments are reported above using net income before taxes. The Company does not allocate income taxes to the segments. The other category reflects Parent Company financial information and represents an overhead function rather than an operating segment.

The Company does not have a single external customer from whom it derives 10 percent or more of its revenues and operates in one geographical area.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     The Company and its representatives may from time to time make written or oral statements that are “forward-looking” and provide other than historical information, including statements contained in this Quarterly Report on Form 10-Q, the Company’s other filings with the Securities and Exchange Commission or in communications to its shareholders. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the risk factors listed below.

     In some case, the Company has identified forward-looking statements by such words or phrases as “will likely result,” “is confident that,” “expects,” “should,” “could,” “may,” “will continue to,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. These forward-looking statements are based on management’s current views and assumptions regarding future events, future business conditions and the outlook for the Company based on currently available information. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. Among the factors that could have an impact on the Company’s ability to achieve operating results and growth plan goals are:

•	Management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	Fluctuations in the value of the Company’s investment securities;

•	The ability to attract and retain senior management experienced in banking and financial services;

•	The sufficiency of allowances for possible loan losses to absorb the amount of actual future losses inherent in the existing portfolio of loans;

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	Credit risks and risks from concentrations (by geographic area and by industry) within the Bank’s loan portfolio;

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company’s market or elsewhere or providing similar services;

•	The failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities;

•	Volatility of rate sensitive deposits;

•	Operational risks, including data processing system failures or fraud;

•	Asset/liability matching risks and liquidity risks;

•	The limited operating history of our wholesale residential mortgage banking division;

•	Risks associated with the operation of our wholesale residential mortgage banking division;

•	Changes in the economic environment, competition or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing and Company’s ability to successfully pursue acquisition and expansion strategies;

•	The impact from liabilities arising from legal or administrative proceedings the financial condition of the Company;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates and operational limitations;

•	Changes in general economic or industry conditions, nationally or in the communities in which the Bank conducts business;

•	Changes in accounting principles, policies or guidelines affecting the businesses conducted by the Company or its affiliates;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory and technical factors affecting the Bank’s operations, products, services, and prices.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     Throughout this section, the Company uses the following terms and meanings to discuss its results of operations:

     “Net interest income” is the principal component of a commercial bank’s income stream and represents the difference or spread between interest and certain fee income generated from earning assets and the interest expense paid on deposits and other borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company had no investments in tax-exempt securities during the first quarter of fiscal year 2004 and 2003. Accordingly, no adjustment is necessary to facilitate comparisons on a taxable equivalent basis.

     “Provision for loan losses” is the expense of providing an allowance or reserve for probable future losses on loans. The amount of the provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, the value of loan collateral and general business and economic conditions.

     “Noninterest income” consists of revenues generated from a broad range of financial services, products and activities, including fee-based services, service fees on deposit accounts and other activities. In addition, gains realized from the sale of the guaranteed portion of Small Business Administration (“SBA”) loans, other real estate owned, and available for sale investments are included in noninterest income.

     “Noninterest expense” consists of items such as salaries and benefits, occupancy and equipment, and other general and administrative expenses.

     “Net income applicable to common shares” means net income after taxes less any dividends on preferred stock for that period. Preferred stock for the periods presented consists of Series C preferred, which was issued December 31, 2002, and was still outstanding as of March 31, 2004.

For the Three Months Ended March 31, 2004 compared to the Three Months Ended March 31, 2003

     Net interest income increased by $1.3 million, or 22.1% to $7.2 million for the three months ended March 31, 2004 from $5.9 million for the three months ended March 31, 2003. This is primarily attributable to an increase of $1.6 million in interest on loans for the three months ended March 31, 2004 compared to the same period in 2003, resulting from the growth in the Company’s loan portfolio, partially offset by an increase in interest expense of $312,000. The increase in interest expense resulted primarily from an increase in other borrowed funds and the reclassification of dividends related to Trust Preferred Securities as interest expense in accordance with SFAS No. 150 for the current quarter.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. Upon the adoption of SFAS No. 150, the Company’s obligated mandatorily redeemable preferred securities of subsidiary trusts were reclassified from mezzanine equity to debt. The dividends related to these securities are reflected as interest expense beginning July 1, 2003, on a prospective basis. At March 31, 2004, the Company had $20.6 million outstanding as company obligated mandatorily redeemable preferred securities of subsidiary trusts. For the three month period ended March 31,

2004, the Company recorded interest expense of approximately $274,000 related to those instruments, which including amortization of debt issuance costs of approximately $35,000.

     Provision for loan losses charged to operations increased by $1.2 million or 137.9% to $2.1 million for the three months ended March 31, 2004 from $889,000 million for the three months ended March 31, 2003. This increase is primarily a result of additional reserves related to loans charged off during the first quarter of 2004 that had previously been classified as non-performing and the Company’s overall loan portfolio growth from the prior year. For a more detailed discussion of the provision for loan losses, see “— Analysis of Financial Condition — Allowance for Loan Losses and Net Charge-offs.

     Noninterest income: The following table presents an analysis of the noninterest income for the three months ended March 31, 2004 and 2003 with respect to each major category of noninterest income:

	For the Three Months
	Ended March 31,
	2004	2003	$ Change	% Change
Gain on sale of mortgage loans	$1,498,412	$2,271,626	$(773,214)	(34.0)%
Service fees	575,472	518,445	57,027	11.0
Mortgage loan processing fees	429,136	477,553	(48,417)	(10.1)
Mortgage loan origination fees	217,789	181,937	35,852	19.7
Other noninterest income	307,601	234,248	73,353	31.3

Total	$3,028,410	$3,683,809	$(655,399)	(17.8)%

     Noninterest income decreased by $655,399, or 17.8% to $3.0 million for the three months ended March 31, 2004 from $3.7 million for the three months ended March 31, 2003. This decrease primarily resulted from gains on sale of mortgage loans of $1.5 million for the three months ended March 31, 2004, compared to $2.3 million for the three months ended March 31, 2003. The decrease in the sale of mortgage loans results from a decrease in loan volume as a result of the increase in interest rates. Service fees which include service charges on deposits increased by $57,000, or 11.0%, to $575,000 for the three months ended March 31, 2004 from $518,000 for the three months ended March 31, 2003. This increase is primarily attributable to an increase in deposit accounts. Other noninterest income increased by $73,000, or 31.3% to $308,000 for the three months ended March 31, 2004 from $234,000 for the three months ended March 31, 2003.

     Noninterest expense: The following table presents an analysis of the noninterest expense for the three months ended March 31, 2004 and 2003 with respect to each major category of noninterest expense:

	For the Three Months
	Ended March 31,
	2004	2003	$ Change	% Change
Salaries and benefits	$4,928,188	$5,113,894	(185,706)	(3.6)%
Occupancy and equipment	775,958	628,804	147,154	23.4
Data processing	326,567	258,986	67,581	26.1
Dividends on preferred securities of subsidiary trusts (1)	—	252,652	(252,652)	(100.0)
Other	3,084,934	1,180,748	1,904,186	161.3

Total	$9,115,647	$7,435,084	1,680,563	22.6%

(1)	Effective July 1, 2003, dividends on trust preferred securities are reported as interest expense on a prospective basis. Previously such dividends were reported as noninterest expense.

     Noninterest expense increased by $1.6 million, or 22.6%, to $9.1 million for the three months ended March 31, 2004 compared to $7.4 million for the three months ended March 31, 2003. The increase resulted primarily from increases in other expenses. The increase in other expenses is primarily attributed to the expenses associated with the proposed merger with the South Financial Group and accumulated offering expenses. The Company expenses of $750,000 for fairness opinions related to the proposed merger. In addition, the Company wrote-off expenses of $580,000 related to the filing of the universal shelf registration with the SEC, which at the present time is not expected to be utilized. Other operational expenses such as occupancy, data processing, communications postage/courier, stationary /supplies and legal and accounting fees increased in relation to the overall growth of its business. During the three months ended March 31, 2004, salary and benefits expense decreased by 3.6% to $4.9 million from $5.1 million for the same period in 2003. The decrease in benefits expense is primarily related to lower staff levels in the wholesale mortgage division resulting form lower loan volumes, partially offset by higher expenses in the core banking operation resulting from growth in core banking activities.

     Dividends on preferred securities of subsidiary trusts decreased during the three months ended March 31, 2004 compared to the three months ended March 31, 2003 due to the change in classification of such dividends effective July 1, 2003, from noninterest expense to interest expense upon adoption of SFAS No. 150.

     A benefit for income taxes of $166,070 was recognized for the three months ended March 31, 2004 compared to a provision for income taxes of $425,782 for the three months ended March 31, 2003. The benefit was based on the tax-deductible portion of the net operating loss before taxes of $1.0 million. The provision for income taxes represents an estimated effective annual tax rate of approximately 35.0% during the three months ended March 31, 2003.

     Net loss applicable to common shares was $928,288 for the three months ended March 31, 2004 compared to net income of $792,790 for the three months ended March 31, 2003. Basic and diluted loss per common share for the three months ended March 31, 2004 was $0.14, respectively compared to earnings per basic and diluted per common share of $0.11, respectively, for the three months ended March 31, 2003.

Analysis of Financial Condition as of March 31, 2004 and December 31, 2003

     Total assets increased by $45.3 million at March 31, 2004, or 4.8%, to $989.8 million from $944.5 million at December 31, 2003. The increase in total assets primarily resulted from the growth in loans outstanding and mortgage loans held for sale that were funded by new deposit growth and other borrowed funds. Total investment securities decreased by $4.7 million, or 8.3%, to $52.2 million at March 31, 2004 as compared to $56.9 million at December 31, 2003. The decrease in investment securities primarily resulted from principal payments on mortgage-backed securities, the proceeds of which were invested in loans. Federal funds sold and repurchase agreements increased by $48.5 million or 158.4% to $79.1 million at March 31, 2004 from $30.6 million at December 31, 2003. At December 31, 2003, approximately $50 million in Fed Funds sold were transferred into the Bank’s account at the Federal Reserve Bank as a strategy to improve the Bank’s capital ratios. At March 31, 2004, the these funds remained as Fed Funds sold. Other assets decreased by $431,000 to $12.9 million at March 31, 2004 from $13.6 million at December 31, 2003. This decrease in other assets results principally from the write-off of accrued expenses related to the universal shelf registration.

     Loans increased by $45.0 million, or 6.5%, to $736.3 million at March 31, 2004, from $691.3 million at December 31, 2003. Mortgage loans held for sale increased by $4.9 million, or 7.4%, to $71.4 million at March 31, 2004 from $66.5 million at December 31, 2003. The increase in loans was funded by increases in depository accounts and repurchase agreements.

     The Company has a policy of transferring certain non-performing loans to nonaccrual status when they become more than 90 days past due on either principal or interest. At March 31, 2004, nonaccrual loans amount to $5.1 million, compared with $2.6 million at December 31, 2003. The increase of $2.5 million is due to the addition of approximately $3.8 million in new loans placed on non-accrual which was offset by the loans charged-off or upgraded to performing status. Management believes the specific reserves placed against these loans are adequate. In addition, payment on these loans is being sought from secondary sources, such as the sale of collateral.

     The allowance for loan losses increased to $9.3 million, or 2.2%, at March 31, 2004 from $9.1 million at December 31, 2003. The increase primarily resulted from additional provision of $2.1 million during this period, offset by charge-offs of $1.9 million. The allowance for loan losses as a percentage of total loans held for investment was 1.26% at March 31, 2004 and 1.31% at December 31, 2003. Management believes that such allowance for loan losses is sufficient to cover estimated losses in the Company’s bank loan portfolio.

     The allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. In its evaluation of the allowance and its adequacy, management considers loan growth, changes in the composition of the loan portfolio, the loan charge-off experience, the amount of past due and non-performing loans, current and anticipated economic conditions, underlying collateral values securing loans and other factors. While it is the Company’s policy to provide for a full reserve or charge-off for loans in the period in which a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

     Management determines the allowance for loan losses by establishing a general allowance by loan pool determined for groups of smaller, homogenous loans possessing similar characteristics and non-homogeneous loans that are not classified. There is no unallocated portion of the Company’s allowance for loan losses. All classified loans are reviewed on an individual basis, resulting in a specific allowance.

     General Allowance. It is difficult in a bank of this size to use migration analysis or other more sophisticated approaches due to the small size of the loan portfolio, the short history of Florida Bank, N.A., and the loan problems, which surfaced in the early years of the Bank’s preceding operation, First National Bank of Tampa. For this reason, a reasonable indicator of the Bank’s potential future losses in the non-classified and homogeneous pools of loans is the historical performance of the Bank’s peer group on a rolling four-quarter basis. This information is gathered quarterly from the Uniform Bank Performance Report provided by the Federal Financial Institutions Examination Council. As the bank matures, and growth stabilizes, it is management’s intention to replace this peer group methodology with the actual loss experience of Florida Bank, N.A.

     Added to the peer group historical performance are those current conditions that are probable to impact future loan losses. To account for these current conditions, management has reviewed various factors to determine the impact on the current loan portfolio. These adjustments reflect management’s best estimate of the level of loan losses resulting from these conditions by determining a range for each current condition adjustment, “lower range to upper range”. This allows the Bank to “shock” the loan portfolio and look at the level of allowances required should an “upper range” scenario start to unfold. The following current condition factors were considered in this analysis:

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

•	Changes in national and local economic and business conditions, including the condition of various market segments.

•	Changes in the nature and volume of the portfolio.

•	Changes in the experience, ability, and depth of lending management and staff.

•	Changes in the volume and severity of past due and classified loans; and the volume of non-accruals, trouble debt restructurings and other loan modifications.

•	The existence and effect of any concentrations of credit, and changes in the level of such conditions.

•	The effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Bank’s portfolio.

     Specific Allowance. Management feels that given the small number of classified loans, type of historical loan losses, and the nature of the underlying collateral, creating specific allowances for classified assets results in the most accurate and objective allowance. Should the number of these types of assets grow substantially, other methods may have to be considered. The method used in setting the specific allowance uses current appraisals as a starting point, based on the Bank’s possible liquidation of the collateral. On assets other than real estate, which tend to depreciate rapidly, another current valuation is used. For instance, in the case of commercial loans collateralized by automobiles, the current NADA wholesale value is used. On collateral such as over-the-road equipment, trucks or heavy equipment, valuations are sought from firms or persons knowledgeable in the area, and adjusted for the probable condition of the collateral. Other collateral such as furniture, fixtures and equipment, accounts receivable, and inventory, are considered separately with more emphasis given to the borrower’s financial condition and trends rather than the collateral support. The value of the collateral is then discounted for estimated selling cost.

     The various methodologies included in this analysis take into consideration the historic loan losses and specific allowances. In addition, the allowance incorporates the results of measuring impaired loans as provided by Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures”. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. Specific allowances totaled $2.3 million at March 31, 2004. The range for the allowance for loan losses at March 31, 2004, including specific allowances, were determined to be between $8.0 million or 1.09% of loans (low range) and $12.9 million or1.76% of loans (high range). During the first quarter of 2004, the company increased its specific reserves by $1.3 million related to a non-performing commercial loan in bankruptcy. At the conclusion of the bankruptcy proceedings, the loan was charged- off. The allowance for loan losses totaled $9.3 million or 1.3% of loans at March 31, 2004.

     In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken to ascertain whether there are probable losses that must be charged-off and to assess the risk characteristics of the portfolio in the aggregate. This review encompasses the judgment of management, utilizing internal loan rating standards, guidelines provided by the banking regulatory authorities governing the Company, and their loan portfolio reviews as part of the Company’s examination process.

     Deposits increased by $26.6 million, or 3.3%, to $823.2 million at March 31, 2004 from $796.6 million at December 31, 2003. The increase in total deposits primarily resulted from increases in the following types of interest-bearing deposits:

($ in thousands)	March 31, 2004	December 31, 2003	$ Change	% Change
Noninterest-bearing demand	$121,404	$134,648	($13,244)	(9.8%)
Interest-bearing demand	57,259	59,057	(1,798)	(3.0)
Regular savings	100,390	97,679	2,711	2.8
Money market accounts	31,707	31,676	31	0.1
Time $100,000 and over	431,476	382,091	49,385	12.9
Other time	81,009	91,462	(10,453)	(11.4)

Total	$823,245	$796,613	$26,632	3.3%

     Time deposits often fluctuate in response to interest rate changes and can vary rather significantly as a result. The increase in time deposits of $100,000 and over resulted primarily from an increase in brokered deposits. Noninterest-bearing deposits decreased as a result of fewer transfers of funds into demand deposit accounts that were previously invested in repurchase agreements sold. This transfer is related to certain of the Company’s customers’ intangible tax strategy. These funds flowed back into repurchase agreements after year-end, as can be seen by comparing the relative balances of demand deposits and repurchase agreements sold at March 31, 2004 and December 31, 2003. Similar fluctuations can be observed relative to prior year-ends, and management believes fluctuations will continue in similar fashion in the future. The growth in savings and money market accounts is primarily attributable to continued expansion of the Company’s customer base as a result of ongoing marketing and savings activities.

     Repurchase agreements and other borrowed funds sold increased by $24.6 million, or 73.3%, to $58.1 million at March 31, 2004 from $33.5 million at December 31, 2003, for reasons discussed in the previous section on Deposits, and due to continued expansion of the Company’s customer base. Other borrowed funds decreased by $3.1 million, or 13.0%, to $20.9 million at March 31, 2004 from $24.0 million at December 31, 2003. This decrease is primarily attributable to a reduction in the Treasury Tax and Loan account which represents tax deposits held in an interest bearing account for the benefit of the U.S. Treasury.

     Accounts payable and accrued expenses decreased by $3.4 million, or 34.7%, to $6.4 million at March 31, 2004 from $9.9 million at December 31, 2003. This decrease is primarily attributable to a reduction in accrued incentives and commissions and incentives related to the mortgage banking division which were paid in the first quarter of 2004.

     Shareholders’ equity increased by $151,000, or 0.3%, to $57.9 million at March 31, 2004, from $57.8 million at December 31, 2003. This small increase is the result of approximately $1.0 million in new capital resulting from the exercise of warrants and options which was offset by $882,000 in net losses, dividends paid of $63,000 and a gain of $93,000 in other comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity, as defined by the SEC, is the ability of a company to generate adequate amounts of cash to meet the Company’s needs for day-to-day operating expenses and material commitments on both a long- and short-term basis. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. The Company does not know of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way.

     The primary function of asset-liability management is not only to assure adequate liquidity in order for the Company to meet the needs of its customer base, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can profitably deploy its assets. Both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis. The greatest risk addressed by asset-liability management is disintermediation – when the margin between an institution’s cost of liabilities and its yield on earning assets narrows to an unacceptable level. As discussed under “Interest Rate Risk Management” below, the Company frequently evaluates its assets and liabilities in relation to different interest rate movement scenarios. Based on these projections, management believes the Company’s assets and liabilities are balanced in such a way that the risk of disintermediation is held to a minimum.

     Given current historically low interest rate levels, the Company has given significant attention to the risks posed by rising interest rates, which would increase its cost of funds. The Company’s balance sheet is structured in such a way that these increased costs are projected to be exceeded by increased income from variable-rate loans. As pointed out in the previous paragraph, even if interest rates doubled from their current levels, they would still be lower than two and a half years ago, when they were considered moderate. All financial institutions compete for time deposits, primarily on interest rates. It is the Company’s experience that an institution must pay the market rate to obtain deposits in any rate environment. Since inception, the Company has not had significant difficulty attracting deposits and raising other sources of funds at reasonable rates. The Company knows of no factors, which would reduce its ability to do so in the future in any material way.

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

     At March 31, 2004, financial instruments having credit risk in excess of that reported in the balance sheet totaled approximately $238.6 million.

     The Company has no off-balance sheet activities with unconsolidated or limited purpose entities.

Recent Accounting Pronouncements

     In March of 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments, Topic 5: DD. This Bulletin summarizes the views of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments and must be applied to all loan commitments accounted for as derivatives entered into after March 31, 2004. The Company will adopt the Bulletin on March 31, 2004 and is currently assessing the impact of adoption on the Company’s consolidated financial position, results of operations or cash flows.

EFFECTS OF INFLATION AND CHANGING PRICES

     Inflation generally increases the cost of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions’ increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. Mortgage originations and refinancings tend to slow as interest rates increase, and can reduce the Company’s earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

Monetary Policies

     The Company’s results of operations will be affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member company borrowings, changes in reserve requirements against member company deposits and limitations on interest rates which member company may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates or the Company’s deposit levels, loan demand, business and earnings.

Critical Accounting Policies

     The preparation of the financial statements, on which this management’s discussion and analysis is based, requires the Company to make estimates, which impact these financial statements. The most critical of these estimates and accounting policies relate to the allowance for loan losses, other real estate owned, and derivative financial instruments.

Allowance for Loan Losses

     Management carefully monitors the credit quality of the Company’s loan portfolios and makes estimates about the amount of credit losses that have been incurred at each financial statement reporting date. This process significantly impacts the financial statements and involves complex, subjective judgments. The allowance is largely determined based upon the market value of the underlying collateral. Market values of collateral are generally based upon appraisals obtained from independent appraisers. If market conditions decline, the allowance for loan losses would be negatively impacted resulting in a negative impact on the Company’s earnings. The allowance for loan losses is a significant estimate that can and does change based on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors.

Other Real Estate Owned

     At March 31, 2004, the Company had two real estate properties that were obtained through a foreclosure. The properties are recorded based upon the market value determined by an independent appraisal less estimated selling cost. If market conditions decline in the area in which the properties are located, then the value of other real estate owned will be negatively impacted, resulting in a negative impact to the Company’s earnings.

Derivative Instruments

     The Company has entered into several interest swaps plus a foreign currency swap, which expired January 31, 2004. The fair market value of these instruments is determined by quotes obtained from the related counter parties in combination with a valuation model utilizing discounted cash flows. The valuation of these derivative instruments is a significant estimate that is largely affected by changes in interest rates. If interest rates significantly increase or decrease, the value of these instruments will significantly change, resulting in an impact on the Company’s earnings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     In the current interest rate environment, the liquidity and maturity structure of the Company’s assets and liabilities are important to the maintenance of acceptable performance levels. A decreasing rate environment negatively impacts earnings as the Company’s rate-sensitive assets generally reprice faster than its rate-sensitive liabilities. Conversely, in an increasing rate environment, earnings are positively impacted. This asset-liability mismatch in pricing is referred to as gap ratio and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap ratio of 1.00 means that assets and liabilities are perfectly matched as to repricing.

     The Company has specified gap ratio guidelines for a one year time horizon of between 0.60 and 1.20. At March 31, 2004, the Company had cumulative gap ratios of approximately 1.15. Thus, over the next twelve months, rate-sensitive assets will reprice slightly faster than rate-sensitive liabilities. At December 31, 2003, the Company had cumulative gap ratios of approximately 1.19. However, relative repricing frequency of rate-sensitive assets versus rate-sensitive liabilities is not the sole indicator of changes in net interest income in a fluctuating interest rate environment, as further discussed below.

     Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities that are not reflected in the interest sensitivity analysis report. Prepayments may have significant effects on the Company’s net interest margin. Because of these factors and in a static test, interest sensitivity gap reports may not provide a complete assessment of the Company’s exposure to changes in interest rates. Management utilizes computerized interest rate simulation analysis to determine the Company’s interest rate sensitivity. The Company is in an asset sensitive position for the first year, and then moves to a matched position for the five-year period. Overall, due to the factors cited, current simulations results indicate a relatively low sensitivity to parallel shifts in interest rates. A liability sensitive company will generally benefit from a falling interest rate environment as the cost of interest-bearing liabilities falls faster than the yields on interest-bearing assets, thus creating a widening of the net interest margin. Conversely, an asset sensitive company will benefit from a rising interest rate environment as the yields on earning assets rise faster than the costs of interest-bearing liabilities. Management also evaluates economic conditions, the pattern of market interest rates and competition to determine the appropriate mix and repricing characteristics of assets and liabilities required to produce a targeted net interest margin.

     In addition to the gap analysis, management uses rate shock simulation to measure the rate sensitivity of the Company’s balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on the Company’s net interest margin. The Company measures its interest rate risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a period of twelve months. The Company’s most recent rate shock simulation analysis, which was performed as of March 31, 2004, indicates that a 200 basis point decrease in rates would cause a decrease in net interest income of $2.6 million over the next twelve-month period. Conversely, a 200 basis point increase in rates would cause an increase in net interest income of $6.0 million.

     This simulation is based on management’s assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates although the Company cannot assure you that this will be the case. While this simulation is a useful measure of the Company’s sensitivity to changing rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to net interest income than indicated above.

     Generally, the Company’s commercial and commercial real estate loans are indexed to the prime rate. A portion of the Company’s investments in mortgage-backed securities is indexed to U.S. Treasury rates. Accordingly, any changes in these indices will have a direct impact on the Company’s interest income. Certificates of deposit are generally priced based upon current market conditions, which include changes in the overall interest rate environment and pricing of such deposits by competitors. Other interest-bearing deposits are not priced against any particular index; but rather, reflect changes in the overall interest rate environment. Repurchase agreements are indexed to the nationally quoted repurchase agreement rate and other borrowed funds are indexed to U.S. Treasury rates. The Company adjusts the rates and terms of its loans and interest-bearing liabilities in response to changes in the interest rate environment.

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

     At March 31, 2004, the following instruments qualify as derivatives as defined by SFAS 133:

	Contract/Notional		Weighted Average	Weighted Average
	Amount	Fair Value	Paying Rates	Receiving Rates
Interest rate swap agreements	$173,521,000	$2,655,575	1.22%	4.36%
Mortgage loan interest rate locks.	77,861,000	1,568,670	N/A	N/A
Mandatory mortgage delivery forwards	56,233,000	40,361	N/A	N/A

     Interest rate swap agreements at March 31, 2004 consist of twenty-seven agreements, which effectively convert the interest rate on certain certificates of deposit from a fixed rate to a variable rate to more closely match the interest rate sensitivity of the Company’s assets and liabilities. The Company has designated and assessed the derivatives as highly effective fair value hedges, as defined by SFAS 133. Additionally, the Company entered into a foreign currency swap agreement during the first quarter of 2001 which expired as of January 31, 2004. This swap agreement does not qualify for hedge accounting under SFAS No. 133. Accordingly, all changes in the fair value of the foreign currency swap agreement are reflected in earnings. The Company recognized losses of $12,000 during the three months ended March 31, 2004 as a result of changes in the fair value of the foreign currency agreement and the related translation adjustment.

     The five counter parties to these derivatives are large, credit-worthy financial services companies experienced in derivative operations. If a counter party were to default on one of the interest rate swap agreements, the practical impact of that default would be to revert the Company’s cost on the underlying certificate of deposit to its fixed coupon rate. As per the preceding table, this would raise the Company’s effective cost on the underlying deposit by an average rate of 3.14% as of March 31, 2004. However, most of these underlying certificates contain a provision allowing the Company to cancel the certificate of deposit in the event the related swap agreement is unwound, and the Company would probably do so to avoid the increase in cost of these funds. The default risk, therefore, on these interest rate swaps is limited. If the Company was to cancel the underlying certificate of deposit, the Company might need to replace it in the brokered deposit market, depending on its funding needs at the time. There can be no assurance the Company could replace such a deposit on terms as favorable as the cancelled deposit and the related interest rate swap had provided. If the counter party for the foreign currency swap were to default, the Company would have to use another process to convert the foreign currency payments into dollars, which might entail some additional costs, but in management’s judgment, these would not be significant. The Company currently has no agreements with its counter parties to hold collateral to secure the positive value of these instruments, and management does not believe such agreements would present any real financial advantage. At March 31, 2004, in management’s opinion there was no significant risk of loss in the event of nonperformance of the counter parties to these financial instruments.

Item 4. Controls and Procedures

     In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company has formalized its disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2004 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Not Applicable.

Item 2. Changes in Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a) 1. Financial Statements. The following financial statements have been filed as Item 8 in Part II of this Report:

     Consolidated Condensed Balance Sheets – March 31, 2004 and December 31, 2003

     Consolidated Condensed Statements of Operations — Three-month periods ended March 31, 2004 and 2003

     Consolidated Condensed Statements of Cash Flows — Three-month periods ended March 31, 2004 and 2003

     Notes to Consolidated Condensed Financial Statements

     2. Exhibits.

2.1	Agreement and Plan of Merger dated March 27, 1004 between The South Financial Group and the Company.(1)

31.1	Certification by Charles E. Hughes, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by T. Edwin Stinson, Jr., Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles E. Hughes Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by T. Edwin Stinson, Jr., Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Form 8-K dated March 17, 2004, previously filed by the Company.

     (b) Reports on Form 8-K

     During the three months ended March 31, 2004, we filed the following current reports on Form 8-K:

     On January 21, 2004, we furnished information under Item 12 regarding our preliminary unaudited financial results for the year ended December 31, 2003.

     On March 18, 2004, we furnished information under Item 5 regarding the merger agreement executed between the Company and The South Financial Group, dated March 17, 2004.

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Jacksonville, State of Florida on May 14, 2004.

FLORIDA BANKS, INC.
By:	/s/ T. Edwin Stinson, Jr.
T. Edwin Stinson, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
31.1	Certification by Charles E. Hughes, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by T. Edwin Stinson, Jr., Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles E. Hughes, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by T. Edwin Stinson, Jr., Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 21.1

SUBSIDIARIES OF THE REGISTRANT

Name	Place of Incorporation
Florida Bank, N.A., a national banking association	Federally Chartered
FB Financial Services, Inc.	Florida
Florida Banks Statutory Trust I	Connecticut
Florida Banks Statutory Trust II	Connecticut
Florida Banks Statutory Trust III	Connecticut
Florida Banks Capital Trust I	Delaware
Florida Banks Capital Trust II	Delaware